Form 10-Q
period 2005-06-30
JER Investors Trust Inc
filed 2005-08-12
CIK 1294017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32564

JER INVESTORS TRUST INC.

(Exact name of registrant as specified in its charter)

Maryland	75-3152779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1650 Tysons Boulevard, Suite 1600, McLean, VA	22102
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number including area code): (703) 714-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 10, 2005, 23,845,010 shares of common stock ($0.01 par value per share) were outstanding.

JER INVESTORS TRUST INC.

FORM 10-Q

INDEX

Page
PART I—FINANCIAL INFORMATION

Item 1.
Interim Financial Statements	4
Consolidated Balance Sheet at June 30, 2005 (Unaudited) and December 31, 2004	4
Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2005	5
Consolidated Statement of Operations (Unaudited) for the period from inception (April 19, 2004) through June 30, 2004	5
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the six months ended June 30, 2005	6
Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2005 and for the period from inception (April 19, 2004) through June 30, 2004	7
Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.
Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.
Controls and Procedures	29

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings	30

Item 2.
Unregistered Sales of Equity Security and Use of Proceeds	30

Item 3.
Defaults Upon Senior Securities	30

Item 4.
Submission of Matters to a Vote of Security Holders	30

Item 5.
Other Information	30

Item 6.
Exhibits	31

SIGNATURES	32

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements that are subject to various risks and uncertainties, including without limitation, statements relating to the operating performance of the investments of JER Investors Trust Inc. (the “Company”) and the Company’s financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company’s actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on the Company’s operations and future prospects include, but are not limited to:

•	changes in economic conditions generally and the real estate and bond markets specifically;

•	legislative and regulatory changes (including changes to laws governing the taxation of real estate investment trusts);

•	availability of capital to the Company;

•	the Company’s ability to obtain future financing arrangements;

•	changes in interest rates and interest rate spreads;

•	changes in generally accepted accounting principles;

•	market trends;

•	policies and rules applicable to REITs;

•	application and interpretation of the rules and regulations of the Investment Company Act; and

•	other factors as may be detailed from time to time in the Company’s public announcements and SEC filings.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this quarterly report. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management’s views as of the date of this quarterly report.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company is under no duty to update any of the forward-looking statements after the date of this quarterly report to conform these statements to actual results.

PART I—FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and cash equivalents	$1,969	$1,177
CMBS, at fair value	318,668	167,070
Real estate loans	102,263	29,865
Other assets	4,695	1,567

Total Assets	$427,595	$199,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$251,318	$39,200
Interest rate swap agreements, at fair value	9,541	234
Accounts payable and accrued expenses	1,793	855
Due to affiliate	517	509
Other liabilities	1,156	92

Total Liabilities	264,325	40,890

Stockholders’ Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, and 11,845,010 shares issued and outstanding at June 30, 2005 and December 31, 2004	118	118
Additional paid-in capital	165,184	165,147
Cumulative dividends	(2,961)	—
Cumulative earnings (losses)	1,177	(5,899)
Accumulated other comprehensive loss	(248)	(577)

Total Stockholders’ Equity	163,270	158,789

Total Liabilities and Stockholders’ Equity	$427,595	$199,679

See notes to consolidated financial statements

JER INVESTORS TRUST INC. AND SUBSIDIARIE S

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share and per share data)

	For the six months ended June 30, 2005	For the three months ended June 30, 2005	For the period from April 19, 2004 through June 30, 2004
REVENUES
Interest income from CMBS	$9,129	$5,622	$—
Interest income from real estate loans	4,390	2,875	—
Interest income from cash and cash equivalents	23	18	127
Other income	97	97	—

Total Revenues	13,639	8,612	127

EXPENSES
Interest expense	2,527	2,041	—
Management fees	1,792	983	267
General and administrative (excluding stock compensation)	2,076	1,082	256
Stock compensation	37	19	5,025

Total Expenses	6,432	4,125	5,548

INCOME (LOSS) BEFORE ASSET SALES	7,207	4,487	(5,421)
Loss on sales of assets, net	(131)	(300)	—

NET INCOME (LOSS)	$7,076	$4,187	$(5,421)

Net earnings (loss) per share:
Basic	$0.61	$0.36	$(1.33)

Diluted	$0.59	$0.35	$(1.33)

Weighted average shares of common stock outstanding:
Basic	11,672,958	11,673,400	4,066,551

Diluted	11,845,010	11,845,010	4,066,551

See notes to consolidated financial statements

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Dividends	Cumulative Earnings (Losses)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2004	11,845	$118	$165,147	$—	$(5,899)	$(577)	$158,789

Comprehensive income:
Net income					7,076		7,076
Unrealized loss on cash flow hedges						(9,343)	(9,343)
Unrealized holding gains on securities available-for- sale						9,672	9,672

Total comprehensive income							7,405

Dividends to stockholders				(2,961)			(2,961)

Amortization of unearned compensation			37				37

Balance at June 30, 2005	11,845	$118	$165,184	$(2,961)	$1,177	$(248)	$163,270

See notes to consolidated financial statements

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the six months ended June 30, 2005	For period from April 19, 2004 through June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,076	$(5,421)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization	133	—
Losses on sales of investments	300	—
Capitalized interest on loans	(505)	—
Compensation expense related to stock awards	37	5,025
Changes in assets and liabilities:
Increase in other assets	(2,551)	(501)
Increase in accounts payable and accrued expenses	1,971	1,181

Net cash provided by operating activities	6,461	284

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of CMBS	(172,962)	—
Purchase/origination of real estate loans	(88,785)	—
Proceeds from sale of CMBS	30,604	—
Proceeds from sale of real estate loans	16,892	—

Net cash used in investing activities	(214,251)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	—	160,183
Dividends paid	(2,961)	—
Proceeds from borrowings	369,881	—
Repayment of debt	(157,762)	—
Payment of financing costs	(576)	—

Net cash provided by financing activities	208,582	160,183

Net increase in cash and cash equivalents	792	160,467

Cash and cash equivalents at beginning of period	1,177	—

Cash and cash equivalents at end of period	$1,969	$160,467

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,810	$—

See notes to consolidated financial statements

JER INVESTORS TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

JER Investors Trust Inc., a Maryland corporation (the “Company”), was formed on April 19, 2004 for the purpose of acquiring and originating a diversified portfolio of commercial real estate structured finance investments. References herein to “we”, “us” or “our” refer to JER Investors Trust Inc. unless the context specifically requires otherwise.

The Company intends to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, the Company generally will not be subject to federal income tax on that portion of income that is distributed to stockholders if at least 90% of its REIT taxable income is distributed to its stockholders. Management believes that the Company conducts its operations so as not to be regulated as an investment company under the Investment Company Act of 1940. The Investment Company Act exempts from its registration requirements entities that, directly or through majority-owned subsidiaries, are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” This exemption generally requires the Company to maintain at least 55% of its assets in qualifying real estate assets and at least 80% of its assets in qualifying real estate assets and real estate related assets.

Subject to certain restrictions and limitations, the business of the Company is managed by JER Commercial Debt Advisors LLC (the “Manager”). The consolidated financial statements of JER Investors Trust Inc. include the accounts of the Company, two wholly-owned subsidiaries established for financing purposes and the Company’s taxable REIT subsidiary (“TRS”). There are no balances or activities in any of these subsidiaries.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In preparing these consolidated financial statements, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The financial information presented as of June 30, 2005 has been prepared from the books and records without audit. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2005 and the results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Income Taxes

The Company intends to elect to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code. Accordingly, the Company generally will not be subject to federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met. If the Company were to fail to meet these requirements, it would be subject to federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders.

JER INVESTORS TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Dividends to Stockholders

In order for corporate income tax not to apply to the earnings that the Company distributes, the Company must distribute to its stockholders an amount at least equal to (i) 90% of its REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain), plus (ii) 90% of the excess of its net income from foreclosure property (as defined in Section 856(e) of the Internal Revenue Code) over the tax imposed on such income by the Internal Revenue Code, less (iii) any excess non-cash income (as determined under the Internal Revenue Code). The Company is subject to income tax on income that is not distributed, and to an excise tax to the extent that certain percentages of its income are not distributed by specified dates. The actual amount and timing of distributions is at the discretion of the Company’s board of directors, and depends upon various factors. Dividends to stockholders are recorded on the record date.

Earnings per Share

The Company calculates basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share.” Basic earnings per share (“EPS”) is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the period. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised. A total of 169,500 shares of common stock with contingent features have been excluded from the calculation of basic earnings per share at June 30, 2005 and basic and diluted earnings per share at June 30, 2004.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income. The Company’s other comprehensive income is comprised primarily of unrealized gains and losses on securities categorized as available-for-sale and from net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges.

Revenue Recognition

Interest income on loans and securities investments is recognized over the life of the investment using the effective interest method. Mortgage loans will generally be originated or purchased at or near par value and interest income will be recognized based on the contractual terms of the debt instrument. Any loan fees or acquisition costs on originated loans will be deferred and recognized over the term of the loan as an adjustment to yield. Interest income on commercial mortgage-backed securities (“CMBS”) is recognized on the effective interest method as required by Emerging Issues Task Force (“EITF”) 99-20.

Under EITF 99-20 management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the Company’s purchase prices. On a quarterly basis, these estimated cash flows are updated and a revised yield is calculated based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing of and magnitude of credit losses on the mortgage loans underlying the securities have to be judgmentally estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and the Company’s interest income.

JER INVESTORS TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

When current period cash flow estimates are lower than the previous period, and fair value is less than an asset’s carrying value, the Company will write down the asset to fair market value and record the impairment charge in current period earnings. After taking into account the effect of the impairment charge, income is recognized using the market yield for the security used in establishing the write-down.

Loan Loss Provisions

The Company purchases and originates commercial mortgage and mezzanine loans to be held as long-term investments. The loans are evaluated for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. Upon determination of impairment, the Company will establish a reserve for loan losses and a corresponding charge to earnings through the provision for loan losses. Significant judgments are required in determining impairment, which includes making assumptions regarding the value of the loan and the value of the real estate or partnership interests that secure the loan.

Derivative Activities

The Company accounts for derivative and hedging activities using SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires all derivative instruments to be carried at fair value on the balance sheet.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective, strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company currently has swaps designated as cash flow hedges, as further described in Footnote 7. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability. To the extent hedges are effective, a corresponding amount is recorded in accumulated other comprehensive income within stockholders’ equity. Amounts are then reclassified from accumulated other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Ineffectiveness, if any, is recorded in the income statement. The Company periodically reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly as required by the standard. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS 133. The Company currently has no fair value hedges outstanding.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123, as amended, “Accounting for Stock-Based Compensation,” which established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Compensation expense related to grants of stock, stock options and other equity instruments is recognized over the vesting period of such grants based on the estimated fair value on the grant date.

Securities Valuation

The Company accounts for CMBS in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company classifies its CMBS investments as available-for-sale because the

JER INVESTORS TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Company may dispose of them prior to maturity in response to changes in the market, liquidity needs or other events even though it does not hold the securities for the purpose of selling them in the near term.

The fair value of CMBS investments is determined based on pricing information from dealers who make markets in these securities. Management also uses a discounted cash flow model which utilizes prepayment and loss assumptions based upon historical experience, economic factors and the characteristics of the underlying cash flow in order to substantiate the fair value of the securities and may, under certain circumstances, adjust the valuations based on its knowledge of the securities and the underlying collateral. The assumed discount rate is based upon the yield of comparable securities. The determination of future cash flows and the appropriate discount rate is inherently subjective and actual results may vary from management’s estimates.

Any unrealized gains and losses on securities available-for-sale which are determined to be temporary do not affect the Company’s reported income or cash flows, but are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and, accordingly, affect book value per share. The Company must also assess whether unrealized losses on securities indicate impairment, which would result in writing down the security to its fair value, through earnings. This will create a new carrying basis for the security and a revised yield will be calculated based on the future estimated cash flows as described above under Revenue Recognition.

Cash and Cash Equivalents

Cash and cash equivalents include cash, time deposits, money market funds, and commercial paper with an original maturity of 90 days or less when purchased. Carrying value approximates fair value due to the short-term maturity of the investments.

Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised version of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R addresses the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which voting rights are not effective in identifying an investor with a controlling financial interest. An entity is subject to consolidation under FIN 46R if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns (“variable interest entities” or “VIEs”). Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, its expected returns, or both.

The Company’s ownership of the subordinated classes of CMBS from a single issuer gives it the right to control the foreclosure/workout process on the underlying loans (“Controlling Class CMBS”). FIN 46R has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a qualifying special-purpose entity (“QSPE”) does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust’s QSPE status can be impacted in future periods by activities by its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent its CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, the Company records the investments at the purchase price paid. To the extent the underlying trusts are not QSPEs the Company follows the guidance set forth in FIN 46R as the trusts would be considered VIEs.

JER INVESTORS TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria under SFAS 140. Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of a VIE. Future guidance from the standard setters may require the Company to consolidate CMBS trusts in which the Company has invested.

The table below details the purchase date, face amount of the Company’s CMBS, the face amount of the respective issuance and the amortized cost of the Company’s CMBS investment as of June 30, 2005 and December 31, 2004:

(In thousands)

CMBS Trust	Investment Date	Face amount purchased	Total Face amount of CMBS issuance	Amortized Cost
				June 30, 2005	December 31, 2004
				(unaudited)
MACH One 2004-1	July 2004	$50,637	$643,261	$18,533	$18,697
CSFB 1998-C1	August 2004	12,500	2,482,942	9,009	8,919
CSFB 2004-C4	November 2004	52,976	1,138,077	22,544	31,905
MLMT 2004-BPC1	November 2004	76,986	1,242,650	33,531	55,046
JPMCC 2004-C3	December 2004	81,561	1,517,410	52,840	52,846
JPMCC 2005-CIBC11	March 2005	70,035	1,800,969	38,069	—
BACM 2005	April 2005	84,663	2,322,091	53,481	—
LB UBS 2005-C2	April 2005	7,000	1,942,131	6,646	—
CSFB 2005-C2	May 2005	82,261	1,614,084	54,722	—
LB UBS 2005-C3	June 2005	39,335	2,060,632	19,963	—

Total		$557,954	$16,764,247	$309,338	$167,413

The Company’s maximum exposure to loss as a result of its investment in these VIEs totaled $309.3 million and $167.4 million as of June 30, 2005 and December 31, 2004, respectively.

The financing structures that the Company offers to its borrowers on certain of its loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46R. Management has evaluated these entities and has concluded that none of them are VIEs that are subject to consolidation under FIN 46R.

Reclassifications

Certain reclassifications have been made in the presentation of 2004 consolidated financial statements to conform to the 2005 presentation.

JER INVESTORS TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

3.	CMBS

The following is a summary of the Company’s CMBS as of June 30, 2005 and December 31, 2004:

(In thousands)

	As of June 30, 2005 (unaudited)
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
Security Description		Gains	Losses		Coupon	Yield	Term (yrs)
BBB	$81,947	$1,045	$(290)	$82,702	5.44%	5.99%	10.26
BB	116,954	3,340	(2,160)	118,135	4.85%	7.51%	11.73
B	69,184	1,008	(3,735)	66,457	4.84%	9.76%	13.40
Not Rated	41,253	10,135	(14)	51,374	4.94%	14.25%	8.88

Total CMBS	$309,338	$15,528	$(6,199)	$318,668	5.02%	8.51%	11.33

	As of December 31, 2004
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
Security Description		Gains	Losses		Coupon	Yield	Term (yrs)
BBB	$66,848	$—	$(622)	$66,226	5.34%	5.53%	10.16
BB	40,891	—	(596)	40,295	4.61%	7.39%	12.01
B	37,990	446	(586)	37,850	5.10%	10.54%	14.27
Not Rated	21,684	1,246	(231)	22,699	5.03%	14.67%	11.06

Total CMBS	$167,413	$1,692	$(2,035)	$167,070	5.07%	8.30%	11.66

In July 2005, the Company sold BBB rated CMBS bonds with a cost basis of $57.2 million, resulting in a realized loss of $0.7 million. As of June 30, 2005, these bonds are presented in the accompanying financial statements at fair value with an unrealized gain of $0.6 million. The change in the valuation from June 30 to the date of sale was primarily related to the increase in base interest rates.

In addition to the impairment analysis performed as required by EITF 99-20, in accordance with EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” the Company assesses its available-for-sale securities for impairment. When the estimated fair value of a security is below amortized cost and the Company concludes that it no longer has the ability or intent to hold the security for a period of time over which the Company expects the value to recover to amortized cost, the investment is considered to be other-than-temporarily impaired.

The following table sets forth the amortized cost, fair values and unrealized loss for securities owned at June 30, 2005 and December 31, 2004:

(in thousands)	June 30, 2005 (unaudited)			December 31, 2004
Security Description	Cost	Value	Loss	Cost	Value	Loss
BBB	$34,887	$34,597	$(290)	$46,604	$45,982	$(622)
BB	26,112	23,953	(2,160)	22,572	21,976	(596)
B	42,881	39,146	(3,735)	10,299	9,713	(586)
Not Rated	2,483	2,469	(14)	10,778	10,547	(231)

Total	$106,363	$100,165	$(6,199)	$90,253	$88,218	$(2,035)

All the securities owned at June 30, 2005 and December 31, 2004 were acquired within twelve months of the respective balance sheet dates. The unrealized losses were the result of changes in market interest rates subsequent to their purchase. The Company expects to hold all the investments until their expected maturity.

JER INVESTORS TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

As of June 30, 2005 and December 31, 2004, the mortgage loans in the underlying collateral pools for all CMBS was secured by properties of the types and at the locations identified below:

Location(1)	June 30, 2005	December 31, 2004	Property Type(1)	June 30, 2005	December 31, 2004
	(unaudited)			(unaudited)
California	11.0%	11.8%	Retail	32.3%	26.8%
New York	10.6%	12.4%	Office	26.9%	23.2%
Texas	10.1%	10.4%	Residential	19.8%	22.4%
Florida	7.4%	10.6%	Hospitality	5.8%	5.7%
Illinois	4.6%	2.9%	Industrial	3.0%	3.2%
Other(2)	50.3%	32.2%	Other(2)	6.2%	7.6%
Re-REMIC(3)	6.0%	19.7%	Re-REMIC(3)	6.0%	11.1%

Total	100.0%	100.0%	Total	100.0%	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans.
(2)	No other individual state or property type comprises more than 4.0% of the total.
(3)	The Company’s investment in a Re-REMIC backed by CMBS from 41 previous conduit securitizations is not included in the above categories due to the stratification information on the original loan collateral not being meaningful.

The non-investment grade and unrated tranches of the CMBS owned by the Company provide credit support to the more senior classes of the related commercial securitizations. Cash flow from the underlying mortgages generally is allocated first to the senior tranches, with the most senior tranches having a priority right to the cash flow. Any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the remaining CMBS classes will bear such losses in order of their relative subordination.

4.	REAL ESTATE LOANS

At June 30, 2005 and December 31, 2004, our real estate loans consisted of the following:

(In thousands)

	As of June 30, 2005 (unaudited)
Description	Carrying Value	Weighted Average Interest Rate	Range of Initial Maturity Dates
Mezzanine loans	$85,371	12.28%	July 2006 - June 2007
B-Notes	16,892	12.86%	October 2006(1)

Total real estate loans	$102,263	12.37%

	As of December 31, 2004
Description	Carrying Value	Weighted Average Interest Rate	Range of Initial Maturity Dates
Mezzanine loans	$29,865	9.91%	July 2006 - November 2006

Total real estate loans	$29,865	9.91%

(1)	In July 2005, the $16.9 million B-Note investment was repaid in full as part of a refinancing of the entire loan.

JER INVESTORS TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The Company determines if its real estate loans should be accounted for as loans, real estate investments or equity method joint ventures in accordance with AICPA Practice Bulleting No. 1 on acquisition, development or construction (ADC) arrangements. To date the Company has accounted for all of its arrangements as loans based on the guidance set forth in the Practice Bulletin.

5.	REPURCHASE AGREEMENTS

The Company currently has three repurchase agreements in place secured by certain of its assets. Two of the agreements are with Banc of America Securities LLC and its affiliates, and provide for financing secured by certain CMBS, B-Notes and mezzanine loans. The first agreement with Banc of America Securities LLC is a nine-month warehouse facility (“Warehouse Facility”) providing for a maximum of $250 million in financing and matures on the earlier of December 31, 2005 or the completion of a collateralized debt obligation of a majority of the assets financed under the facility. As of June 30, 2005, $231.1 million was outstanding at a weighted average borrowing rate of 3.90%. As of December 31, 2004, $39.2 million was outstanding at a weighted average borrowing rate of 2.78% under a separate repurchase agreement with Banc of America LLC and its affiliates, which was terminated upon the closing of the Warehouse Facility. As of June 30, 2005 and December 31, 2004, securities with a fair value of $288.4 million and $53.3 million, respectively, were pledged under the Warehouse Facility and the repurchase agreement, respectively.

The second agreement with Banc of America Securities LLC closed in May 2005 and provides for a maximum of $150 million in financing with an initial maturity date of May 2006, and a one-year extension option, subject to certain conditions. There were no amounts outstanding as of June 30, 2005 and December 31, 2004 under this agreement.

The Company also has a CMBS repurchase agreement, which it closed in December 2004, with Liquid Funding, an affiliate of Bear, Stearns & Co. Inc. The agreement provides financing of up to $100 million secured by rated and unrated CMBS and expires December 2005. As of June 30, 2005, $20.2 million was outstanding under the agreement at a weighted average borrowing rate of 4.26%. As of June 30, 2005, securities with a fair value of $30.8 million were pledged under the repurchase agreement. There was no amount outstanding under this agreement as of December 31, 2004.

Under each of these repurchase agreements, the interest rates are based on one-month LIBOR plus a margin, tiered according to the security or loan credit rating or loan-to-value ratio, as applicable. The financial institutions retain the right to mark the underlying collateral to estimated market values. A reduction in the value of its pledged assets may require the Company to provide additional collateral or fund margin calls so that the outstanding loan amount will be less than or equal to the allowable amount.

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company presents its financial instruments at estimated fair value in the accompanying financial statements in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” which defines fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, in other than a forced sale or liquidation.

The fair values of the Company’s CMBS and interest rate swap agreements are based on market prices provided by certain dealers who make markets in these financial instruments as further described in Footnotes 3 and 7, respectively. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Real estate loans and repurchase agreements are floating rate instruments, and based on these terms, their carrying value approximates fair value.

JER INVESTORS TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

7.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company has entered into several forward-starting interest rate swap agreements to mitigate the risk of changes in the interest-related cash outflows on a forecasted issuance of long-term debt. These swaps are expected to be effective in hedging the risk of changes in 10-15 years of interest cash outflows attributable to changes in the 10-15 year USD-LIBOR swap rate over the term of the hedging relationship. Under these swaps, we agreed to pay the counterparties a weighted average fixed interest rate of 4.76% per annum in exchange for floating payments on the total notional amount of $201 million as of June 30, 2005. The Company expects the monthly interest payments on this forecasted indebtedness to begin around October 2005.

The Company’s swaps are designated as cash flow hedges for GAAP. As of June 30, 2005 and December 31, 2004, the Company’s swaps were determined to be highly effective. As of June 30, 2005 and December 31, 2004, ($9.3) million and ($0.2) million, respectively, are reflected in other comprehensive income (loss) representing the change in fair value related to these swaps. Once the debt on which interest payments are being hedged prices, the amounts deferred in other comprehensive income related to the swaps will be reclassified to the income statement at the same time that the hedged interest payments affect earnings. In 2005, the Company estimates that approximately $143,000 will be reclassified from other comprehensive income to earnings in connection with the swaps. There was no ineffectiveness for the periods ended June 30, 2005 and December 31, 2004, respectively.

The Company’s derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by limiting its counterparties to major financial institutions with good credit ratings. Additionally, the potential risk of loss with any one party resulting from this type of credit risk is monitored.

8.	DIFFERENCES BETWEEN FINANCIAL STATEMENT NET INCOME AND TAXABLE INCOME

The differences between GAAP net income and taxable income are generally attributable to differing treatment, including timing related thereto, of unrealized/realized gains and losses associated with certain assets; the bases, income, impairment, and/or credit loss recognition related to certain assets, primarily CMBS, accounting for derivative instruments and amortization of various costs. The distinction between GAAP net income and taxable income is important to the Company’s stockholders because dividends or distributions, if any, are declared and paid on the basis of annual estimates of taxable income or loss. The Company does not pay Federal income taxes on income that it distributes on a current basis, provided that it satisfies the requirements for qualification as a REIT pursuant to the Internal Revenue Code. The Company calculates its taxable income or loss as if it were a regular domestic corporation. This taxable income or loss level determines the amount of dividends, if any, the Company is required to distribute over time in order to reduce or eliminate its tax liability pursuant to REIT requirements.

Income on CMBS investments is computed for GAAP purposes based upon a yield, which assumes credit losses will occur. (See Footnote 2 - Revenue Recognition for further discussion.) The yield to compute the Company’s taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. Additionally, due diligence expenses incurred related to the acquisition of CMBS investments are required to be expensed for GAAP purposes but are included as a component of the cost basis of the asset and amortized for tax purposes. As a result of these two primary differences, the net difference between the tax and GAAP bases of the underlying CMBS assets was approximately $3.6 million and $1.0 million at June 30, 2005 and December 31, 2004, respectively.

9.	COMMON STOCK

In June 2004, the Company sold 11.5 million shares of its common stock through transactions that were exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 144A, Regulation S and Regulation D (the “144A Offering”). Gross proceeds were $172.1 million. Net proceeds, after deducting the

JER INVESTORS TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

initial purchaser’s discount and other offering expenses were $160.1 million. The Company issued 345,000 shares to its Manager and independent directors pursuant to its Nonqualified Option and Incentive Award Plan as further described in Footnote 11. As of June 30, 2005 and December 31, 2004, the Company has a total of 11,845,010 common shares outstanding on a fully diluted basis.

In July 2005, the Company completed its initial public offering of 12 million shares of its common stock at a price of $17.75 per share. The net proceeds from the stock offering of approximately $196 million, after deducting underwriting fees and offering expenses, were used to repay a portion of the outstanding indebtedness under the Warehouse Facility. The underwriters have exercised their option to purchase an additional 1,832,025 shares at the public offering price less the underwriting discount to cover over-allotments. This purchase is expected to settle on August 12, 2005.

10.	RELATED PARTY TRANSACTIONS

The Company entered into a management agreement (the “Management Agreement”) with the Manager in June 2004 for an initial term of two years. After the initial term, the Management Agreement will automatically be renewed each year for an additional one-year period unless the Company or the Manager terminates the agreement. Pursuant to the Management Agreement and subject to the supervision and direction of the Company’s Board of Directors, the Manager performs services for the Company including the purchase, sale and management of real estate and other real estate-related assets, the day-to-day management of the Company and the performance of certain administrative duties. For performing these services, the Company pays the Manager a monthly base management fee in arrears equal to 1/12 of the sum of (i) 2.0% of the first $400 million of the Company’s equity and (ii) 1.5% of equity in an amount in excess of $400 million and up to $800 million and (iii) 1.25% of equity in excess of $800 million. For purposes of calculating the base management fee, the Company’s equity equals the month-end value, computed in accordance with generally accepted accounting principles, of the Company’s stockholders’ equity, adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income.

In addition, the Manager is entitled to receive a quarterly incentive fee in an amount, not less than zero, equal to the product of (i) 25% of the dollar amount by which (a) Funds From Operations (as defined in the Management Agreement) of the Company for such quarter per share of Common Stock (based on the weighted average number of shares outstanding for such quarter) exceeds (b) an amount equal to (A) the weighted average of the price per share of Common Stock in the 144A Offering, and the prices per share of Common Stock in any subsequent offerings by the Company multiplied by (B) the greater of (1) 2.25% and (2) .875% plus one fourth of the ten-year U.S. treasury rate for such quarter, multiplied by (ii) the weighted average number of shares of Common Stock outstanding during such quarter. “Funds From Operations” as defined in the Management Agreement is net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.

For the three and six month periods ended June 30, 2005, the Company incurred $0.8 million and $1.6 million, respectively, in base management fees in accordance with the terms of the Management Agreement. For the period from inception to June 30, 2004, the Company incurred $0.3 million in base management fees. During the three and six month periods ended June 30, 2005, the Company incurred $0.2 million and $0.2 million, respectively, in incentive fees. No incentive fees were due to the Manager during the period ended June 30, 2004. At June 30, 2005 and December 31, 2004, $0.4 million and $0.3 million, respectively, related to unpaid management fees and is included in due to affiliate in the accompanying consolidated financial statements.

The Management Agreement provides that the Company is required to reimburse the Manager for certain expenses incurred by the Manager on the Company’s behalf. If services are provided by the Manager, the

JER INVESTORS TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants or other third parties on an arm’s length basis. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $0.1 million and $0.2 million for the three and six month periods ended June 30, 2005, respectively, for certain expenses incurred on behalf of the Company that are included in general and administrative expenses in the accompanying consolidated financial statements. For the period from inception to June 30, 2004, the Company recorded reimbursements to the Manager of $0.3 million. At June 30, 2005 and December 31, 2004, $0.1 million and $0.2 million, respectively, of expenses to be reimbursed was unpaid and included in due to affiliate in the accompanying consolidated financial statements.

During the six months ended June 30, 2005, the Company originated mezzanine loans with an affiliated entity totaling $41.0 million. The ownership was allocated equally between the Company and the affiliated entity, with the Company’s share of the loans equal to $20.5 million. During July 2005, an additional funding was made under this mezzanine loan program of which the Company’s share was $4.5 million.

11.	STOCK OPTION AND INCENTIVE AWARD PLAN

The Company adopted the Nonqualified Stock Option and Incentive Award Plan, (the “Plan”), which provides for awards under the Plan in the form of stock options, stock appreciation rights, restricted stock, other equity-based incentive awards and cash. Officers, directors and employees of the Company and of the Manager are eligible to receive awards under the Plan. The Plan has a term of ten years and limits the awards to a maximum of 1,150,000 shares of Common Stock, unless the Plan is amended.

In accordance with the Plan, a total of 345,000 shares of Common Stock have been issued to the Manager and the independent directors. As consideration for the Manager’s role in raising capital for the Company, the Manager was granted an award of 335,000 shares of stock upon the closing of the 144A Offering. Additionally, each independent director was granted 2,000 shares of restricted stock upon the date of the first board meeting of the Board of Directors attended by the independent director. As discussed below under “Registration Rights Agreement”, one-half of the shares granted to the Manager are subject to a risk of forfeiture. One-half of the shares granted to the independent directors are also subject to a risk of forfeiture if the independent director no longer serves as a member of the Board of Directors of the Company one year from the date of the grant. Compensation expense is recorded at fair value of the stock at the time of the award. For the three and six month periods ended June 30, 2005, $19,000 and $37,000, respectively, was recorded as compensation expense related to the amortization of the restricted stock grants. Compensation expense in the amount of $5.0 million was recorded related to the incentive award and restricted stock grants at June 30, 2004. Stock compensation expense was shown separately from general and administrative expense in the Company’s statements of operations due to its significance.

12.	REGISTRATION RIGHTS AGREEMENT

At the time of the 144A Offering, the Company entered into a Registration Rights Agreement that requires, among other things, that it file with the SEC no later than nine months following the closing of the 144A Offering either a registration statement providing for the initial public offering of the Company’s Common Stock or a shelf registration statement providing for the resale of shares of the Company’s Common Stock. Additionally, if the Company consummates an initial public offering, the Company is also required to file a shelf registration statement providing for the resale of shares of the Company’s Common Stock within 90 days after the consummation of the initial public offering and to use its commercially reasonable efforts to cause the registration statement to become effective as promptly as practicable after the filing and to become listed on the Nasdaq National Market or the New York Stock Exchange (“NYSE”) if the Company meets the criteria for listing.

JER INVESTORS TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The registration statement providing for the initial public offering of the Company’s Common Stock was declared effective by the SEC on July 13, 2005 and the Company’s Common Stock began trading on the NYSE on July 14, 2005. To the extent that the Company does not meet the remaining requirements of the Registration Rights Agreement, one-half of the shares granted to the Manager as discussed under the Stock Option and Incentive Award Plan above are subject to forfeiture unless the Company has endeavored in good faith to file the resale registration statement and was unable to file due to circumstances that were outside of its control. Additionally, payment of the incentive fee to the Manager would be suspended until the Company is in compliance with the registration obligations discussed above, at which time all suspended amounts are due and payable.

13.	SUBSEQUENT EVENTS

In July 2005, the Company invested $35.2 million in CMBS bonds in a newly-issued conduit transaction. The CMBS bonds are rated BB+ and below with yields ranging from 6.5% to 14.4%.

On July 8, 2005, the Company’s Board of Directors declared a second quarter 2005 cash dividend of $0.30 per share of common stock. The common stock cash dividend was paid on July 29, 2005 to stockholders of record on July 11, 2005.

In July 2005, the Company completed its initial public offering for net proceeds of approximately $196 million as described in Footnote 9.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the unaudited consolidated financial statements and notes included herein.

General

JER Investors Trust is a specialty finance company established in April 2004 to capitalize on the growing volume of commercial real estate structured finance products. We are externally managed and advised by JER Commercial Debt Advisors LLC (the “Manager”), an affiliate of J.E. Robert Company, Inc. J.E. Robert Company and its affiliates are a fully integrated real estate investment management firm. We have invested in commercial mortgage backed securities (“CMBS”), mezzanine loans and B-Note participations in mortgage loans. We also intend to originate, acquire and invest in whole commercial mortgage loans, preferred equity, loans to real estate companies and net leased real estate assets. We may also invest in residential mortgages and related securities, but expect that such investments will be limited. We expect to derive substantially all our income from the difference between the interest or rental income we earn on our investments and the expense we incur in financing our investments.

We are organized and conduct our operations to qualify as a REIT for federal income tax purposes. As a REIT, we will generally not be subject to federal income tax on that portion of our income that is distributed to stockholders if we distribute at least 90% of our REIT taxable income to our stockholders by the due date of our federal income tax return and comply with various other requirements.

In June 2004, we sold 11,500,000 shares of common stock in a private placement for net proceeds of approximately $160 million. Additionally, we issued 335,000 shares of common stock to the Manager and an aggregate of 10,000 shares of restricted common stock to our independent directors pursuant to our Nonqualified Stock Option and Incentive Award Plan. As of June 30, 2005, we had a total of 11,845,010 shares of common stock outstanding. In July 2005, we completed the initial public offering of 12,000,000 shares of our common stock at a price of $17.75 per share. The net proceeds from the stock offering of approximately $196 million, after deducting underwriting fees and offering expenses, were used to repay a portion of our outstanding debt. The underwriters have exercised their option to purchase an additional 1,832,025 shares of our common stock at the public offering price less the underwriting discount to cover over-allotments. This purchase is expected to settle on August 12, 2005.

Trends

Competition: We expect to face increased competition for our targeted investments. However, we expect that the size and growth of the market for these investments, as well as the continuing trend of tranching and further retranching commercial mortgage loans into new securities that are packaged and resold, will continue to provide us with a variety of investment opportunities. We believe borrowers need a full range of financing opportunities to make acquisitions, in particular on larger assets where substantial equity commitments are required. In addition, as interest rates rise, we believe there will be more pressure on senior lenders to be more prudent in their lending decisions, which provides additional opportunities for us. We believe that the mezzanine market is growing because purchasers of commercial real estate are increasingly using mezzanine debt and preferred equity financing to reduce their required equity investment and to attain greater leverage on their equity.

Rising interest rate environment: We believe that interest rates are likely to increase. With respect to our existing and future floating rate investments, we believe such interest rate increases should result in increases in our net interest income. Similarly, we believe such an increase in interest rates should result in an increase in our net interest income on future fixed interest rate investments made by us. Conversely, in periods of rising interest rates, prepayments on mortgage loans generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. With respect to our existing fixed rate investments, we believe our strategy of financing such assets through a future match-funded CDO, combined with utilizing interest rate swaps prior to the execution of the CDO, will allow us to mitigate reductions in net interest income. Nevertheless, we may not be able to successfully match fund all of our investments.

Critical Accounting Policies

Our most critical accounting policies relate to investment consolidation, revenue recognition, securities valuation, loan loss provisions, derivative accounting and income taxes. Each of these items involves estimates that require management to make judgments that are subjective in nature. We rely on J.E. Robert Company and its affiliates’ experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under different conditions, we could report materially different amounts using these critical accounting policies.

Investment Consolidation. For each investment we make, we evaluate the underlying entity that issued the securities we acquired or to which we made a loan in order to determine the appropriate accounting. We refer to guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FIN 46R, Consolidation of Variable Interest Entities, in performing our analysis. FIN 46R addresses the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which voting rights are not effective in identifying an investor with a controlling financial interest. An entity is subject to consolidation under FIN 46R if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns (“variable interest entities” or “VIEs”). Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, its expected returns, or both.

Our ownership of the subordinated classes of CMBS from a single issuer gives us the right to control the foreclosure/workout process on the underlying loans (“Controlling Class CMBS”). FIN 46R has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a qualifying special-purpose entity (“QSPE”) does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. SFAS 140 provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust’s QSPE status can be impacted in future periods by activities by its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent our CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, we record the investments at the purchase price paid. To the extent the underlying trusts are not QSPEs, we follow the guidance set forth in FIN 46R as the trusts would be considered VIEs.

We have analyzed the governing pooling and servicing agreements for each of our subordinated class CMBS and believe that the terms are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria under SFAS 140. Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of a VIE. Future guidance from the standard setters may require the Company to consolidate CMBS trusts in which the Company has invested.

The non-investment grade and unrated tranches of the CMBS owned by us provide credit support to the more senior classes of the related commercial securitizations. Cash flow from the underlying mortgages generally is allocated first to the senior tranches, with the most senior tranches having a priority right to the cash flow. Any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the remaining CMBS classes will bear such losses in order of their relative subordination.

The table below details the purchase date, face amount of our CMBS, the face amount of the respective issuance and the amortized cost of our CMBS investment as of June 30, 2005 and December 31, 2004:

(In thousands)

CMBS Trust	Investment Date	Face amount purchased	Total Face amount of CMBS issuance	Amortized Cost
				June 30, 2005	December 31, 2004
MACH One 2004-1	July 2004	$50,637	$643,261	$18,533	$18,697
CSFB 1998-C1	August 2004	12,500	2,482,942	9,009	8,919
CSFB 2004-C4	November 2004	52,976	1,138,077	22,544	31,905
MLMT 2004-BPC1	November 2004	76,986	1,242,650	33,531	55,046
JPMCC 2004-C3	December 2004	81,561	1,517,410	52,840	52,846
JPMCC 2005-CIBC11	March 2005	70,035	1,800,969	38,069	—
BACM 2005	April 2005	84,663	2,322,091	53,481	—
LB UBS 2005-C2	April 2005	7,000	1,942,131	6,646	—
CSFB 2005-C2	May 2005	82,261	1,614,084	54,722	—
LB UBS 2005-C3	June 2005	39,335	2,060,632	19,963	—

Total		$557,954	$16,764,247	$309,338	$167,413

Our maximum exposure to loss as a result of our investment in these VIEs totaled $309.3 million and $167.4 million as of June 30, 2005 and December 31, 2004, respectively.

The financing structures that we offer to our borrowers on certain of our loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46R. We have evaluated these entities and have concluded that none of them are VIEs that are subject to consolidation under FIN 46R.

Revenue Recognition. The most significant source of our revenue comes from interest income on our securities and loan investments. Interest income on loans and securities investments is recognized over the life of the investment using the effective interest method. Mortgage loans will generally be originated or purchased at or near par value and interest income will be recognized based on the contractual terms of the debt instrument. Any loan fees or acquisition costs on originated loans will be deferred and recognized over the term of the loan as an adjustment to yield. Interest income on CMBS is recognized on the effective interest method as required by EITF 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” Under EITF 99-20, management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and our purchase prices. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls have to be estimated due to delinquencies on the underlying mortgage loans and the timing and magnitude of credit losses on the mortgage loans underlying the securities. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and our interest income. When current period cash flow estimates are lower than the previous period and fair value is less than an asset’s carrying value, we will write down the asset to fair market value and record an impairment charge in current period earnings.

Securities Valuation. We designate certain of our investments in mortgage backed securities, mortgage related securities and certain other securities as available-for-sale. Securities available-for-sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The fair value of CMBS investments is determined based on pricing information from dealers who make markets in these securities. Management also uses a discounted cash flow model that utilizes prepayment and loss assumptions based upon historical experience, economic factors and the characteristics of the underlying cash flow in order to substantiate the fair value of the securities and may, under certain circumstances, adjust the valuation based on its knowledge of the securities and underlying collateral. The assumed discount rate is based upon the yield of comparable securities. We also use, but under certain circumstances, we may adjust these valuations based on our knowledge of the securities and the underlying collateral.

We must also assess whether unrealized losses on securities reflect a decline in value that is other than temporary, which would result in writing down the impaired security to its fair value, through earnings. This will create a new carrying basis for the security and a revised yield will be calculated based on the future estimated cash flows. See “—Revenue Recognition” above. Significant judgments of management are required in this analysis, which include assumptions regarding the collectability of the principal and interest, net of expenses, on the underlying loans.

Loan Loss Provisions. We purchase and originate mezzanine loans and commercial mortgage loans to be held as long-term investments. We evaluate each of these loans for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Upon determination of impairment, we will establish a reserve for loan losses and a corresponding charge to earnings through the provision for loan losses. Significant judgments are required in determining impairment, which include assumptions regarding the value of the real estate or partnership interests that secure the mortgage loans.

Derivative Accounting. We account for our derivative and hedging activities, using SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and SFAS 149, which requires all derivative instruments to be carried at fair value on the balance sheet.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within stockholders’ equity. Amounts are reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133.

Income Taxes. We operate in a manner that we believe will allow us to be taxed as a REIT and, as a result, we do not expect to pay substantial corporate-level income taxes. Many of the requirements for REIT qualification, however, are highly technical and complex. If we were to fail to meet these requirements and do not qualify for certain statutory relief provisions, we would be subject to federal income tax, which could have a material adverse impact on our results of operations and amounts available for distributions to our stockholders.

Results of Operations

Net income for the three and six months ended June 30, 2005 was $4.2 million, or $0.35 per diluted share, and $7.1 million, or $0.59 per diluted share, respectively. Net loss for the period from inception (April 19, 2004) through June 30, 2004 was $5.4 million or ($1.33) per diluted share. For the period ending June 30, 2004, prior to stock-based compensation expense of $5.0 million, net loss was approximately $0.4 million, or $(0.09) per diluted share. Management believes that net loss prior to stock-based compensation expense is useful to investors because the stock compensation grant was a one-time grant made in connection with our formation and initial equity raise. The reconciliation of net income (loss) prior to stock-based compensation expense to net income (loss) is as follows:

(in thousands)	For the six months ended June 30, 2005	For the three months ended June 30, 2005	For the period from inception through June 30, 2004
Net income (loss):
GAAP presentation	$7,076	$4,187	$(5,421)
Add back: Stock Compensation	37	19	5,025

Non-GAAP presentation	$7,113	$4,206	$(396)

Net income (loss) per diluted share:
GAAP presentation	$0.59	$0.35	$(1.33)
Add back: Stock Compensation	—	—	1.24

Non-GAAP presentation	$0.59	$0.35	$(0.09)

We use net income (loss) prior to stock-based compensation expense in the evaluation of our business because we believe that such financial measure is a useful indication of the expected recurring performance of our assets and liabilities, as the grant of stock-based compensation at the completion of our June 2004 private placement was a one-time event. As a non-GAAP financial measure, however, net income (loss) to common stockholders prior to stock-based compensation expense has certain limitations, including that net income (loss) to common stockholders prior to stock-based compensation expense does not take into account the overall dilutive effect to our financial performance on a per share basis as a result of our having issued additional common shares to the Manager. In addition, should the issuance of stock-based compensation recur on a regular basis going forward, use of net income (loss) prior to stock-based compensation expense would no longer be a useful or indicative financial measure. Therefore, currently, we do not use net income (loss) prior to stock-based compensation expense as a measure of our financial performance on a per share basis.

Interest Income. The following tables set forth information regarding the total amount of interest income from our assets:

(In thousands)	For the six months ended June 30, 2005	For the three months ended June 30, 2005	For the period from inception through June 30, 2004
CMBS	$9,129	$5,622	$—
Real estate loans	4,390	2,875	—
Cash and cash equivalents	23	18	127

Total	$13,542	$8,515	$127

Interest Expense. Interest expense for the three and six months ended June 30, 2005 was $2.0 million and $2.5 million, respectively. There was no interest expense for the period from inception (April 19, 2004) through June 30, 2004. Interest expense consists of interest incurred on current debt outstanding on our repurchase agreements and amortization of deferred financing fees related to our repurchase agreements.

The increases in net income, interest income and interest expense from the period from inception (April 19, 2004) through June 30, 2004 to the three and six month periods ended June 30, 2005 are related to our acquisitions of interest bearing assets and related financings.

Management Fees. Base management fees are calculated as a percentage of stockholders’ equity adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income. The

Manager is also entitled to receive quarterly incentive fees based on our Funds From Operations. Management fees for the three and six months ended June 30, 2005 were $1.0 million and $1.8 million, respectively. For the period from inception (April 19, 2004) through June 30, 2004, management fees were $0.3 million, comprised entirely of base management fees payable to the Manager. The increase in management fees from the period from inception (April 19, 2004) through June 30, 2004 to the six and three month periods ended June 30, 2005 is related to the increase in the average equity balance outstanding during these periods.

Incentive fees for the three and six month periods ended June 30, 2005 were $0.2 million and $0.2 million, respectively, are included in Management Fees above. No incentive fees were payable to the Manager during the period from inception through June 30, 2004.

General and Administrative Expense. General and administrative expenses for the three and six months ended June 30, 2005 were $1.1 million and $2.1 million, respectively. General and administrative expenses for the three month period ended June 30, 2005 consisted primarily of due diligence expenses of $0.6 million, insurance premiums of $0.1 million and fees for professional services of $0.1 million. General and administrative expenses for the six month period ended June 30, 2005 consisted primarily of due diligence expenses of $1.2 million, insurance premiums of $0.2 million and fees for professional services of $0.2 million. General and administrative expenses of $0.3 million for the period from inception (April 19, 2004) to June 30, 2004 consisted primarily of fees for professional services, insurance premiums and overhead charges. Other general and administrative expenses include overhead charges and reimbursements to the Manager. The increase in general and administrative expenses from the period from inception (April 19, 2004) through June 30, 2004 to the three and six month periods ended June 30, 2005 are primarily related to increased due diligence expenses incurred in connection with our investments in CMBS.

Stock Compensation. As part of the June 2004 private placement, we recorded $5.0 million ($1.24 per share) in compensation expense related to stock awards issued to our independent directors and the Manager for the period from inception (April 19, 2004) to June 30, 2004. As consideration for the Manager’s role in raising capital for our company, it was granted an award of 335,000 shares of stock in connection with the private placement. One-half of the shares granted to the Manager were subject to a risk of forfeiture under certain circumstances including a failure to file with the SEC either a registration statement providing for the initial public offering of our common stock or a shelf registration statement providing for the resale of our common stock by March 4, 2005. Additionally, given that we consummated an initial public offering, we are required to file a shelf registration statement providing for the resale of our common stock within 90 days of the consummation of the initial public offering. Each non-officer director was also granted 2,000 shares of restricted stock on the date of the first meeting of our board of directors attended by the director.

Loss on Sale of Assets. Loss on sale of assets for the three and six months ended June 30, 2005 was ($0.3) million and ($0.1) million, respectively. For the period from inception (April 19, 2004) through June 30, 2004, there were no sales of assets. During the three month period ended June 30, 2005, we sold BBB rated CMBS bonds with a cost basis of $30.9 million, resulting in a loss of $0.3 million. During the six month period ended June 30, 2005, we sold a B-Note investment at par to an unaffiliated third party. The unamortized fee related to the portion of the investment sold was recognized as a $0.2 million gain on sale.

Liquidity and Capital Resources

Our principal sources of funds are operating cash flows, borrowings and future debt and equity offerings. In July 2005, we completed our initial public offering of 12,000,000 shares of common stock, resulting in net proceeds of approximately $196 million, after deducting underwriting fees and offering expenses. The proceeds from the offering were used to repay a portion of the outstanding indebtedness under the warehouse facility described below. We expect our borrowings will be through loan agreements, including warehouse facilities, and other credit facilities with institutional lenders. We may also issue long-term debt securities and preferred stock.

We currently have three repurchase agreements in place secured by certain of our assets. Two of the agreements are with Banc of America Securities LLC and its affiliates and provide for financing secured by certain CMBS, B-Notes and mezzanine loans and first mortgage loans that we may acquire in the future. The first agreement is a nine-month warehouse facility (“Warehouse Facility”) providing for a maximum of $250 million in financing and matures on the earlier of December 31, 2005 or the completion of a collateralized debt obligation of a majority of the assets financed under the facility. The second agreement provides for a maximum of $150 million in financing and has an initial maturity date of May 8, 2006, with a one-year extension option, subject to certain conditions. The third repurchase agreement is with Liquid Funding, an affiliate of Bear, Stearns & Co. Inc. and provides financing of up to $100 million secured by rated and unrated CMBS and expires December 30, 2005. Each of the three repurchase agreements bear interest based on one-month LIBOR (3.34% at June 30, 2005) plus a margin of 35 to 200 basis points, tiered according to the financed assets’ credit rating or loan-to-value ratio, as applicable. Under each of the repurchase agreements, the financial institutions retain the right to mark the underlying collateral to estimated market values. A reduction in the value of our pledged assets may require us to provide additional collateral or fund margin calls so that the outstanding loan amount will be less than or equal to the allowable amount.

If we default in the payment of interest or principal on any debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt, requiring us to immediately repay all outstanding principal. If we are unable to make payments, our lender could force us to sell our securities or foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any of these events would likely have a material adverse effect on the value of an investment in our common stock. Our current debt obligations do not include any financial or restrictive covenants. However, we expect that future debt obligations will contain such restrictions.

We intend to make regular quarterly distributions to the holders of our common stock. On May 31, 2005, we paid a common stock cash dividend of $.25 per share of common stock related to the first quarter 2005. On July 29, 2005, we paid a common stock cash dividend of $.30 per share of common stock to stockholders of record on July 11, 2005 related to the second quarter 2005. No portion of the dividends related to the first and second quarter 2005 represents a return of capital.

In order to qualify as a REIT and to avoid corporate level tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our ordinary income and short-term capital gains on an annual basis. Certain of our investments, such as the subordinate CMBS investments, may generate substantial mismatches between taxable income and available cash. In order to meet the requirement to distribute a substantial portion of our net taxable income, we may need to borrow, sell assets or raise additional capital. Additionally, we will need to raise additional capital in order to acquire additional investments. We anticipate borrowing funds to obtain additional capital, but there can be no assurance that we will be able to do so on terms acceptable or available to us, if at all.

We expect to meet our short-term liquidity requirements generally through the net proceeds from our initial public offering, cash flow provided by operations as well as borrowings. Our initial borrowings have been short-term, variable rate debt; however, we ultimately expect to finance the majority of our assets through a match-funded CDO strategy. Our CDO strategy is dependent upon our ability to place the match-funded debt we intend to create in the market at spreads that provide a positive arbitrage. If spreads for CDO liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute the CDO strategy will be severely restricted.

We expect to meet our long-term liquidity requirements, specifically the repayment of debt and our investment funding needs, through additional borrowings, the issuance of debt and equity securities and the liquidation or refinancing of our assets at maturity. We believe that the value of these assets is, and will continue to be, sufficient to repay our debt at maturity under either scenario. However, our ability to meet our long-term liquidity requirements is subject to obtaining additional equity and debt financing. Decisions by investors and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities.

We have conducted preliminary negotiations with financial institutions and believe, on the basis of these negotiations, that we will be able to obtain longer-term financing in amounts and at interest rates generally consistent with our financing objectives. We cannot assure you, however, that negotiations with potential lenders will result in a definitive agreement being entered into or consummated or at terms consistent with our business plan. In the event that we are unable to secure lines of credit or collateralized financing on favorable terms, our ability to successfully effect our investment strategy may be significantly impacted and returns to investors may be reduced.

We expect that the net proceeds from the initial public offering completed in July 2005, our cash flow provided by operations, and our current and anticipated financings will satisfy our liquidity needs over the next twelve months.

Inflation

We believe that the risk of increases in the market interest rates on any floating rate debt that we may invest in as a result of inflation will be largely offset by our use of match funding financing.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk is the exposure to loss resulting from changes in interest rates, credit curve spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks to which we are exposed are interest rate risk and credit curve risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Credit curve risk is highly sensitive to dynamics of the markets for commercial mortgage securities and other loans and securities we plan to invest in. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of our intended portfolio.

Our operating results depend substantially on the difference between the interest and related income earned on our assets and the interest expense incurred in connection with our interest-bearing liabilities. Competition from other providers of real estate financing may lead to a decrease in the interest rate earned on our interest-bearing assets, which we may not be able to offset by obtaining lower interest costs on our borrowings. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between our interest-earning assets and interest-bearing liabilities. Any significant compression of the spreads between interest-earning assets and interest-bearing liabilities could have a material adverse effect on us. In addition, an increase in interest rates could, among other things, reduce the value of our interest-bearing assets and our ability to realize gains from the sale of such assets, and a decrease in interest rates could reduce the average life of our interest-earning assets.

We may utilize a variety of financial instruments, including interest rate swaps, caps, options, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our operations. We do not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses. Moreover, with respect to certain of the instruments used as hedges, we are exposed to the risk that the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position. If we anticipate that the income from any such hedging transaction will not be qualifying income for REIT income test purposes, we may conduct part or all of our hedging activities through a corporate subsidiary that will be fully subject to federal corporate income taxation (a taxable REIT subsidiary). Our profitability may be adversely affected during any period as a result of changing interest rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, primarily LIBOR and treasury rates. At June 30, 2005, our primary sensitivity to interest rates related to the income we earned on our $102.3 million of real estate loans and the interest expense incurred on our $251.3 million of debt.

At June 30, 2005, the existence of our interest rate swaps mitigates the impact of an interest rate increase on our floating rate short-term debt. As a result and due to floating rates on our real estate loans, increases in interest rates will increase our net income. The following table shows the estimated change in net income for a 12-month period based on changes in the interest rates applied to our assets and liabilities as of June 30, 2005:

Rate Change (Basis Points)	Estimated Change in Net Income over 12 Months
(in thousands)
-100	$(507)
+100	507
+200	1,014

Interest rate changes will also affect the fair value of our CMBS investments, real estate loans and derivatives.

We have entered into several forward-starting interest rate swaps to mitigate the risk of changes in the interest-related cash outflows on a forecasted issuance of long-term debt. These swaps are designated as cash flow hedges for GAAP purposes and are expected to be effective in hedging the risk of changes in 10-15 years of interest cash outflows attributable to changes in the 10-15 year USD-LIBOR swap rate over the term of the hedging relationship. We expect the monthly interest payments on this forecasted indebtedness to begin around October 2005. Under these swaps, we agreed to pay the counterparties a weighted average fixed interest rate of 4.76% per annum in exchange for floating payments on the total notional amount of $201 million as of June 30, 2005.

Credit Risk. Our portfolio of commercial real estate loans and securities is subject to a high degree of credit risk. Credit risk is the exposure to loss from debtor defaults. Default rates are subject to a wide variety of factors, including, but not limited to, property performance, property management, supply and demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the American economy and other factors beyond our control.

All loans are subject to a certain probability of default. We underwrite our CMBS investments assuming the underlying loans will suffer a certain dollar amount of defaults and the defaults will lead to some level of realized losses. Loss adjusted yields are computed based on these assumptions and applied to each class of security supported by the cash flow on the underlying loans. The most significant variables affecting loss adjusted yields include, but are not limited to, the number of defaults, the severity of loss that occurs subsequent to a default and the timing of the actual loss. The different rating levels of CMBS will react differently to changes in these assumptions. The lowest rated securities are generally more sensitive to changes in timing of actual losses. The higher rated securities are more sensitive to the severity of losses.

We generally assume that substantially all of the principal of a non-rated security will not be recoverable over time. The timing and the amount of the loss of principal are the key assumptions to determine the economic yield of these securities. Timing is of paramount importance because we will assume substantial losses of principal on the non-rated securities, therefore the longer the principal balance remains outstanding the more interest the holder receives to support a greater economic return. Alternatively, if principal is lost faster than originally assumed, there is less opportunity to receive interest and a lower or possibly negative return may result.

If actual principal losses on the underlying loans exceed assumptions, the higher rated securities will be affected more significantly as a loss of principal may not have been assumed. We expect that most if not all principal will be recovered with respect to classes rated B or higher.

We manage credit risk though the underwriting process, establishing loss assumptions and careful monitoring of loan performance. Before acquiring a controlling class security (represented by a majority ownership interest in the most subordinate tranche) in a proposed pool of loans, we perform a rigorous analysis of all of the proposed underlying loans. Information from this review is then used to establish loss assumptions. We assume that a certain portion of the loans will default and calculate an expected or loss adjusted yield based on that assumption. After the securities have been acquired, we monitor the performance of the loans, as well as external factors that may affect their value.

Factors that indicate a higher loss severity or acceleration of the timing of an expected loss will cause a reduction in the expected yield and therefore reduce our earnings. Furthermore, we may be required to write down a portion of the adjusted purchase price of the affected assets through a charge to income.

We will also invest in commercial real estate loans, primarily mezzanine loans, bridge loans, B-notes, loans to real estate companies, mortgage loans and net leased real estate. We may also invest in residential mortgages and related securities. These investments will be subject to credit risk. The extent of our credit risk exposure will be dependent on risks associated with commercial and residential real estate. Property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event a borrower’s net operating income decreases, the borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

Item 4.	Controls and Procedures

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as the term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not party to any legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 13, 2005, the Securities and Exchange Commission declared effective a registration statement of JER Investors Trust Inc. (the “Company”) on Form S-11 (File No. 333-122802) (the “Registration Statement”), relating to (1) the Company’s initial public offering (the “IPO”) of up to 13,836,863 shares of common stock, par value $0.01 per share (the “Common Stock”) through underwriters, of which Friedman, Billings, Ramsey & Co., Inc. and Banc of America Securities LLC acted as managing underwriters, including 1,836,863 shares of Common Stock pursuant an over-allotment option granted to the underwriters and (2) the offering by selling stockholders of 245,752 shares of Common Stock through the underwriters.

On July 19, 2005, the Company issued a total of 12,000,000 shares of Common Stock in the IPO (the “IPO Shares”), at a price to the public of $17.75 per share, for an aggregate offering price of approximately $213 million. The Company did not receive any proceeds from the sale by the selling stockholders of 213,499 shares of Common Stock, at a price to the public of $17.75 per share, for an aggregate offering price of approximately $3.8 million.

The underwriters received a discount of $1.2425 per share on the IPO Shares (the “Underwriting Discount”), for a total of $15,025,632. The net proceeds to the Company on the sale of 12,000,000 shares in the IPO, after deducting the underwriting discount on the IPO Shares and estimated offering expenses of $1.8 million, were approximately $196.5 million. All of the net proceeds of the IPO were used to pay down indebtedness outstanding under a $250 million repurchase agreement with Banc of America Securities LLC and affiliates.

The underwriters have exercised their option to purchase an additional 1,832,025 shares of Common Stock at $17.75 less the Underwriting Discount to cover over-allotments, if any. This purchase is expected to settle on August 12, 2005.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant.*

3.2	By-laws of the Registrant.*

4.1	Form of Certificate for Common Stock.*

4.2	Registration Rights Agreement, dated May 27, 2004, between Registrant and Friedman, Billings, Ramsey & Co., Inc.*

10.1	Management Agreement, dated May 27, 2004, between Registrant and JER Commercial Debt Advisors LLC.*

10.2	Nonqualified Stock Option and Incentive Award Plan.*

10.3	Form of Restricted Stock Agreement.*

10.4	Services Agreement, dated June 4, 2004, by and among JER Investors Trust Inc., JER Commercial Debt Advisors LLC and J.E. Robert Company, Inc.*

10.5	Advisory Services Letter, dated July 8, 2005.*

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

*	Incorporated by reference to the Registration Statement on Form S-11 (File No. 333-122802) of JER Investors Trust Inc., originally filed with the Securities and Exchange Commission on February 14, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

JER INVESTORS TRUST INC. (Registrant)

By:	/s/ Joseph E. Robert, Jr.
Name:	Joseph E. Robert, Jr.
Title:	Chairman of the Board
Chief Executive Officer

Date: August 11, 2005

By:	/s/ Kari L. Doescher
Name:	Kari L. Doescher
Title:	Chief Financial Officer

Date: August 11, 2005