Form 10-Q
period 2005-09-30
JER Investors Trust Inc
filed 2005-11-10
CIK 1294017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(703) 714-8000
(Registrant’s telephone number including area code)

Former name, former aliases and former fiscal year, if changed since last report: Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 9, 2005, 25,687,035 shares of common stock ($0.01 par value per share) were outstanding.

JER INVESTORS TRUST INC.

FORM 10-Q

INDEX

Page
PART I—FINANCIAL INFORMATION

Item 1.
Interim Financial Statements	4
Consolidated Balance Sheets	4
Consolidated Statements of Operations	5
Consolidated Statement of Changes in Stockholders’ Equity	6
Consolidated Statements of Cash Flows	7
Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.
Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.
Controls and Procedures	32

Part II—OTHER INFORMATION

Item 1.
Legal Proceedings	33

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.
Defaults Upon Senior Securities	33

Item 4.
Submission of Matters to a Vote of Security Holders	33

Item 5.
Other Information	33

Item 6.
Exhibits	34

SIGNATURES	35

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are subject to various risks and uncertainties, including without limitation, statements relating to the performance of the investments of JER Investors Trust Inc. (the “Company”) and the Company’s financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company’s actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on the Company’s operations and future prospects include, but are not limited to:

•	changes in economic conditions generally and the real estate and bond markets specifically;

•	legislative and regulatory changes (including changes to laws governing the taxation of real estate investment trusts);

•	availability of capital to the Company;

•	the Company’s ability to obtain future financing arrangements;

•	changes in interest rates and interest rate spreads;

•	changes in generally accepted accounting principles or interpretations thereof;

•	market trends;

•	policies and rules applicable to REITs;

•	application and interpretation of the rules and regulations of the Investment Company Act; and

•	other factors as may be detailed from time to time in the Company’s public announcements and Securities and Exchange Commission filings.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this quarterly report and in other reports of the Company filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management’s views as of the date of this quarterly report.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company is under no duty to update any of the forward-looking statements after the date of this quarterly report to conform these statements to actual results.

Part I—FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and cash equivalents	$4,348	$1,177
CMBS, at fair value	343,088	167,070
Real estate loans	94,183	29,865
Other assets	3,930	1,567

Total Assets	$445,549	$199,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$45,300	$39,200
Interest rate swap agreements, at fair value	1,891	234
Accounts payable and accrued expenses	1,050	855
Dividends payable	7,706	—
Due to affiliate	753	509
Other liabilities	367	92

Total Liabilities	57,067	40,890

Stockholders’ Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 25,687,035 and 11,845,010 shares issued and outstanding, respectively	257	118
Additional paid-in capital	391,533	165,147
Cumulative dividends paid/declared	(14,221)	—
Cumulative earnings (losses)	6,637	(5,899)
Accumulated other comprehensive income/ (loss)	4,276	(577)

Total Stockholders’ Equity	388,482	158,789

Total Liabilities and Stockholders’ Equity	$445,549	$199,679

See notes to consolidated financial statements

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30, 2005	For the period inception (April 19, 2004) through September 30, 2004
	2005	2004
REVENUES
Interest income from CMBS	$6,534	$562	$15,664	$562
Interest income from real estate loans	3,436	—	7,826	—
Interest income from cash and cash equivalents	53	483	76	611
Other income	—	—	97	—

Total Revenues	10,023	1,045	23,663	1,173

EXPENSES
Interest expense	780	—	3,307	—
Management fees	1,890	799	3,682	1,066
General and administrative (excluding stock compensation)	1,116	704	3,191	962
Stock compensation	97	94	134	5,119

Total Expenses	3,883	1,597	10,314	7,147

INCOME (LOSS) BEFORE ASSET SALES	6,140	(552)	13,349	(5,974)
Loss on sales of assets, net	(690)	—	(821)	—
Unrealized gain due to hedge ineffectiveness	8	—	8	—

NET INCOME (LOSS)	$5,458	$(552)	$12,536	$(5,974)

Net earnings (loss) per share:
Basic	$0.23	$(0.05)	$0.80	$(0.72)

Diluted	$0.23	$(0.05)	$0.80	$(0.72)

Weighted average shares of common stock outstanding:
Basic	23,254,067	11,672,097	15,575,749	8,307,219

Diluted	23,254,139	11,672,097	15,575,821	8,307,219

Dividends declared per common share	$0.60	—	$0.85	—

See notes to consolidated financial statements

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Dividends Paid/Declared	Cumulative Earnings (Losses)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2004	11,845	$118	$165,147	$—	$(5,899)	$(577)	$158,789

Comprehensive income:
Net income					12,536		12,536
Unrealized loss on cash flow hedges						(2,555)	(2,555)
Unrealized holding gains on securities available-for-sale						7,408	7,408

Total comprehensive income							17,389
Dividends to stockholders				(14,221)			(14,221)
Shares issued, net of offering costs	13,832	139	226,252				226,391
Stock awards issued	10	—	92				92
Amortization of unearned compensation			42				42

Balance at September 30, 2005	25,687	$257	$391,533	$(14,221)	$6,637	$4,276	$388,482

See notes to consolidated financial statements

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the nine months ended September 30, 2005	For the period inception (April 19, 2004) through September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,536	$(5,974)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization/accretion	355	—
Losses on sales of investments	821	—
Capitalized interest on loans	(1,791)	—
Compensation expense related to stock awards	134	5,119
Unrealized gains on interest rate derivative	(8)	—
Changes in assets and liabilities:
Increase in other assets	(1,950)	(955)
Increase in accounts payable and accrued expenses	795	1,979

Net cash provided by operating activities	10,892	169

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of CMBS	(257,021)	(27,425)
Purchase/origination of real estate loans	(96,598)	—
Proceeds from sale of CMBS	87,111	—
Proceeds from sale/repayment of real estate loans	34,199	—

Net cash used in investing activities	(232,309)	(27,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	226,391	160,102
Dividends paid	(6,515)	—
Proceeds from borrowings	434,388	—
Repayment of debt	(428,288)	—
Payment of financing costs	(586)	—
Payment on interest rate derivative	(802)	—

Net cash provided by financing activities	224,588	160,102

Net increase in cash and cash equivalents	3,171	132,846

Cash and cash equivalents at beginning of period	1,177	—

Cash and cash equivalents at end of period	$4,348	$132,846

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	3,010	—
Dividends payable	7,706	—

See notes to consolidated financial statements

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION

JER Investors Trust Inc., a Maryland corporation (the “Company”), was formed on April 19, 2004 for the purpose of acquiring and originating a diversified portfolio of commercial real estate structured finance investments. References herein to “we,” “us” or “our” refer to JER Investors Trust Inc. unless the context specifically requires otherwise.

The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. Additionally, management believes that the Company conducts its operations so as not to be regulated as an investment company under the Investment Company Act of 1940. The Investment Company Act exempts from its registration requirements entities that, directly or through majority-owned subsidiaries, are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” This exemption generally requires the Company to maintain at least 55% of its assets in qualifying real estate assets and at least 80% of its assets in qualifying real estate assets and real estate related assets.

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

The financial information presented as of September 30, 2005 has been prepared from the books and records without audit. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2005 and the results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Income Taxes

As a REIT, the Company generally will not be subject to federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met. If the Company were to fail to meet these requirements, it would be subject to federal income tax, which could have a material adverse effect on its results of operations and amounts available for distributions to its stockholders. Any activity in the taxable REIT subsidiary will be subject to future income taxes.

Dividends to Stockholders

In order for corporate income tax not to apply to the earnings that the Company distributes, the Company must distribute to its stockholders an amount at least equal to (i) 90% of its REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain), plus (ii) 90% of the excess of its net

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

income from foreclosure property (as defined in Section 856(e) of the Internal Revenue Code) over the tax imposed on such income by the Internal Revenue Code, less (iii) any excess non-cash income (as determined under the Internal Revenue Code). The Company is subject to income tax on income that is not distributed, and to an excise tax to the extent that certain percentages of its income are not distributed by specified dates. The actual amount and timing of distributions is at the discretion of the Company’s board of directors, and depends upon various factors. Dividends to stockholders are recorded on the declaration date.

Earnings Per Share

The Company calculates basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share.” Basic earnings per share (“EPS”) is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the period. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised. The dilutive effect of 5,000 shares of non-vested restricted stock has been excluded from the calculation of basic earnings per share for the three and nine months ended September 30, 2005. A total of 172,500 shares of common stock with contingent features have been excluded from basic and diluted earnings per share for the three months ended September 30, 2004 and for the period from inception (April 19, 2004) to September 30, 2004. These shares have been excluded from diluted earnings per share for the 2004 periods because they are anti dilutive to the net loss per share amounts. The following table presents a reconciliation of basic and diluted weighted average common shares:

	For the three months ended Sept 30, 2005	For the three months ended Sept 30, 2004	For the nine months ended Sept 30, 2005	For the period inception (April 19, 2004) through Sept 30, 2004
Basic Weighted Average Common Shares	23,254,067	11,672,097	15,575,749	8,307,219
Dilutive Potential Common Shares
Restricted Shares	72	—	72

Diluted Weighted Average Common Shares	23,254,139	11,672,097	15,575,821	8,307,219

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income. The Company’s other comprehensive income is comprised primarily of unrealized gains and losses on securities categorized as available-for-sale and from net unrealized gains and losses on certain derivative instruments accounted for as cash flow hedges.

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

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective, strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company currently has swaps designated as cash flow hedges, as further described in Footnote 7. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income within stockholders’ equity. Amounts are then reclassified from accumulated other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Ineffectiveness, if any, is recorded in the income statement. The Company periodically reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly as required by the standard. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS 133. The Company currently has no fair value hedges outstanding.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123, as amended, “Accounting for Stock-Based Compensation,” which established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Compensation expense

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

related to grants of stock, stock options and other equity instruments is recognized over the vesting period of such grants based on the estimated fair value on the grant date.

Securities Valuation

The Company accounts for CMBS in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company classifies its CMBS investments as available-for-sale because the Company may dispose of them prior to maturity in response to changes in the market, liquidity needs or other events even though it does not hold the securities for the purpose of selling them in the near term.

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

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

The table below details information about our CMBS investments, including the purchase date, face amount of the Company’s CMBS investments, the face amount of the total respective issuance and the amortized cost of the Company’s CMBS investments as of September 30, 2005 and December 31, 2004:

(In thousands)

CMBS	Investment Date	Face amount purchased	Total Face amount of CMBS issuance	Amortized Cost
				September 30, 2005	December 31, 2004
				(unaudited)
MACH One 2004-1	July 2004	$50,637	$643,261	$18,416	$18,697
CSFB 1998-C1	August 2004	12,500	2,482,942	9,058	8,919
CSFB 2004-C4	November 2004	52,976	1,138,077	22,546	31,905
MLMT 2004-BPC1	November 2004	76,986	1,242,650	26,551	55,046
JPMCC 2004-C3	December 2004	81,561	1,517,410	35,956	52,846
JPMCC 2005-CIBC11	March 2005	70,035	1,800,969	34,438	—
BACM 2005	April 2005	84,663	2,322,091	41,913	—
LB UBS 2005-C2	April 2005	7,000	1,942,131	4,282	—
CSFB 2005-C2	May 2005	82,261	1,614,084	38,905	—
LB UBS 2005-C3	June 2005	39,335	2,060,632	19,937	—
JPMCC 2005-CIBC12	July 2005	70,429	2,167,039	35,170	—
JPMCC 2005- LDP4	September 2005	90,352	2,677,075	48,852	—

Total		$718,735	$21,608,361	$336,024	$167,413

The Company’s maximum exposure to loss as a result of its investment in these VIEs totaled $336.0 million and $167.4 million as of September 30, 2005 and December 31, 2004, respectively.

The financing structures that the Company offers to its borrowers on certain of its loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46R. Management has evaluated these entities and has concluded that none of them are VIEs that are subject to consolidation under FIN 46R.

Reclassifications

Certain reclassifications have been made in the presentation of 2004 consolidated financial statements to conform to the 2005 presentation.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

3.	CMBS

The following is a summary of the Company’s CMBS by rating class and by deal as of September 30, 2005 and December 31, 2004:

(In thousands)
	As of September 30, 2005 (unaudited)
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
Security Description		Gains	Losses		Coupon	Yield	Term (yrs)
BBB	$24,791	$34	$(533)	$24,292	5.53%	5.97%	10.61
BB	166,559	1,802	(4,509)	163,852	4.80%	7.32%	12.16
B	90,458	2,295	(6,027)	86,726	4.80%	9.69%	13.68
Not Rated	54,216	14,002	—	68,218	4.87%	14.12%	8.68

Total CMBS	$336,024	$18,133	$(11,069)	$343,088	4.86%	8.96%	11.89

	As of September 30, 2005 (unaudited)
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
Security Description		Gains	Losses		Coupon	Yield	Term (yrs)
Mach One 2004 -1	$18,416	$671	$—	$19,087	5.45%	16.09%	13.03
CSFB 1998 -C1	9,058	1,120	—	10,178	6.00%	10.44%	10.24
CSFB 2004-C4	22,546	1,470	(426)	23,590	4.75%	8.68%	12.61
MLMT 2004-BPC1	26,551	1,000	(384)	27,167	4.75%	8.53%	11.16
JPMCC 2004-C3	35,956	1,809	(1,016)	36,749	4.75%	8.23%	10.92
JPMCC 2005 CIBC11	34,438	2,709	(895)	36,252	5.16%	9.47%	14.19
BACM 2005	41,913	3,471	(2,968)	42,416	5.01%	8.21%	9.32
LB UBS 2005-C2	4,282	8	—	4,290	5.59%	6.24%	9.54
CSFB 2005-C2	38,905	1,880	(2,158)	38,627	4.63%	7.93%	9.85
LB UBS 2005-C3	19,937	1,211	(1,196)	19,952	4.56%	8.43%	13.47
JPMCC 2005 CIBC12	35,170	2,781	(2,023)	35,928	4.68%	8.75%	13.68
JPMCC 2005-LDP4	48,852	3	(3)	48,852	4.67%	8.59%	13.04

Total CMBS	$336,024	$18,133	$(11,069)	$343,088	4.86%	8.96%	11.89

	As of December 31, 2004
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
Security Description		Gains	Losses		Coupon	Yield	Term (yrs)
BBB	$66,848	$—	$(622)	$66,226	5.34%	5.53%	10.16
BB	40,891	—	(596)	40,295	4.61%	7.39%	12.01
B	37,990	446	(586)	37,850	5.10%	10.54%	14.27
Not Rated	21,684	1,246	(231)	22,699	5.03%	14.67%	11.06

Total CMBS	$167,413	$1,692	$(2,035)	$167,070	5.07%	8.30%	11.66

	As of December 31, 2004
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
Security Description		Gains	Losses		Coupon	Yield	Term (yrs)
Mach One 2004-1	$18,697	$46	$(231)	$18,512	5.45%	14.25%	14.55
CSFB 1998-C1	8,919	217	—	9,136	6.00%	10.29%	11.43
CSFB 2004-C4	31,905	1,019	(1,012)	31,912	4.88%	7.99%	12.32
MLMT 2004 BPC1	55,046	410	(792)	54,664	5.05%	6.94%	10.85
JPMCC 2004-C3	52,846	—	—	52,846	4.91%	7.47%	11.11

Total CMBS	$167,413	$1,692	$(2,035)	$167,070	5.07%	8.30%	11.66

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The unrealized gains (losses) are primarily the result of changes in market interest rates and credit spreads subsequent to the purchase of a CMBS investment. In addition, at acquisition of a CMBS investment, the Company allocates the total purchase price paid with respect to the individual tranches of a CMBS investment based on the discounted value of management’s estimates of loss adjusted cash flows. As a result, there are differences between the allocation of purchase prices at acquisition of the individual tranches of a CMBS investment as compared to the third party estimates of fair value.

In July 2005, the Company sold six of its BBB rated CMBS bonds with a cost basis of $57.2 million, resulting in a realized net loss of $0.7 million. For the nine months ended September 30, 2005, the Company sold BBB rated CMBS bonds with a cost basis of $88.1 million resulting in a net loss of $1.0 million.

The following table sets forth the amortized cost, fair values and unrealized loss for those securities in an unrealized loss position at September 30, 2005 and December 31, 2004:

(in thousands)	September 30, 2005 (unaudited)			December 31, 2004
Security Description	Amortized Cost	Fair Value	Unrealized Loss	Amortized Cost	Fair Value	Unrealized Loss
BBB	$17,804	$17,271	$(533)	$46,604	$45,982	$(622)
BB	122,632	118,123	(4,509)	22,572	21,976	(596)
B	70,861	64,834	(6,027)	10,299	9,713	(586)
Not Rated	—	—	—	10,778	10,547	(231)

Total	$211,297	$200,228	$(11,069)	$90,253	$88,218	$(2,035)

All of the investments in an unrealized loss position were acquired within twelve months of the respective balance sheet dates and such unrealized losses have been determined to be temporary and do not affect the Company’s reported net income. The Company expects to hold all the investments until their expected maturity.

As of September 30, 2005 and December 31, 2004, the mortgage loans in the underlying collateral pools for all CMBS were secured by properties of the types and at the locations identified below:

Location(1)	September 30, 2005	December 31, 2004	Property Type(1)	September 30, 2005	December 31, 2004
	(unaudited)			(unaudited)
California	11.5%	11.8%	Retail	34.1%	26.8%
Texas	10.0%	10.4%	Office	26.8%	23.2%
New York	8.5%	12.4%	Residential	18.6%	22.4%
Florida	5.9%	10.6%	Hospitality	5.5%	5.7%
Other(2)	58.6%	35.1%	Industrial	4.4%	3.2%
Re-REMIC(3)	5.5%	19.7%	Other(2)	5.1%	7.6%

Total	100.0%	100.0%	Re-REMIC(3)	5.5%	11.1%

			Total	100.0%	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans.
(2)	No other individual state or property type comprises more than 4.0% of the total.
(3)	The Company’s investment in a Re-REMIC backed by CMBS from 41 previous conduit securitizations is not included in the above categories due to the stratification information on the original loan collateral not being meaningful.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

4.	REAL ESTATE LOANS

At September 30, 2005 and December 31, 2004, our real estate loans consisted of the following:

(In thousands)

	As of September 30, 2005 (unaudited)
Description	Carrying Value	Weighted Average Interest Rate	Range of Initial Maturity Dates
Mezzanine loans	$94,183	13.66%	July 2006 - September 2007

Total real estate loans	$94,183	13.66%

	As of December 31, 2004
Description	Carrying Value	Weighted Average Interest Rate	Range of Initial Maturity Dates
Mezzanine loans	$29,865	9.91%	July 2006 - November 2006

Total real estate loans	$29,865	9.91%

The Company determines if its real estate loans should be accounted for as loans, real estate investments or equity method joint ventures in accordance with AICPA Practice Bulletin No. 1 on acquisition, development or construction (ADC) arrangements. To date the Company has accounted for all of its arrangements as loans based on the guidance set forth in the Practice Bulletin.

5.	REPURCHASE AGREEMENTS

The Company currently has three repurchase agreements in place secured by certain of its assets. Two of the agreements are with Banc of America Securities LLC and its affiliates and provide for financing secured by certain CMBS, B-Notes and mezzanine loans. The first agreement with Banc of America Securities LLC is a nine-month warehouse facility (“Warehouse Facility”) that provides for a maximum of $250 million in financing and matures on the earlier of December 31, 2005 or the completion of a collateralized debt obligation (CDO) of a majority of the assets financed under the facility. As of September 30, 2005, there was no amount outstanding under the Warehouse facility. As of December 31, 2004, $39.2 million was outstanding at a weighted average borrowing rate of 2.78% under a separate repurchase agreement with Banc of America LLC and its affiliates, which was terminated upon the closing of the Warehouse Facility. As of December 31, 2004, securities with a fair value $53.3 million was pledged under the repurchase agreement.

The second agreement with Banc of America Securities LLC closed in May 2005 and provides for a maximum of $150 million in financing with an initial maturity date of May 2006, and a one-year extension option, subject to certain conditions. There were no amounts outstanding as of September 30, 2005 and December 31, 2004 under this agreement.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The Company also has a CMBS repurchase agreement, which it closed in December 2004, with Liquid Funding, an affiliate of Bear, Stearns & Co. Inc. The agreement provides financing of up to $100 million secured by rated and unrated CMBS and expires the earlier of the settlement of the CDO or other securitization or June 30, 2006. As of September 30, 2005, $45.3 million was outstanding at a weighted average borrowing rate of 4.4%. There was no amount outstanding under this agreement as of December 31, 2004. Securities with a fair value of $55.7 million were pledged under this agreement as of September 30, 2005.

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

The fair values of the Company’s CMBS and interest rate swap agreements are based on market pricing information provided by certain dealers who make markets in these financial instruments as further described in Footnotes 3 and 7, respectively. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Real estate loans and repurchase agreements are floating rate instruments, and based on these terms, their carrying value approximates fair value.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company has entered into several forward-starting interest rate swap agreements to mitigate the risk of changing interest rates on the interest-related cash outflows on a forecasted issuance of long-term debt. These swaps are expected to be effective in hedging the risk of changes in 10-15 years of interest cash outflows attributable to changes in the 10-15 year USD-LIBOR swap rate over the term of the hedging relationship. Under these swaps, we agreed to pay the counterparties a weighted average fixed interest rate of 4.76% per annum in exchange for floating payments on the total notional amount of $201 million as of September 30, 2005.

The Company’s swaps are designated as cash flow hedges for GAAP. As of September 30, 2005 and December 31, 2004, ($2.6) million and ($0.2) million, respectively, are reflected in other comprehensive income (loss) representing the change in value of the effective portion of these swaps. Ineffectiveness of $8,231 was recorded in the three and nine months ended September 30, 2005. There was no ineffectiveness for the period ended December 31, 2004. Upon completion of the CDO transaction, the amount recorded in other comprehensive income (loss) will be reclassified to interest expense over the life of the CDO. In conjunction with the pricing of a CDO on October 24, 2005, all $201 million notional value interest rate swaps were effectively terminated.

The Company’s derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by limiting its counterparties to major financial institutions with good credit ratings. Additionally, the potential risk of loss with any one party resulting from this type of credit risk is monitored.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

8.	DIFFERENCES BETWEEN FINANCIAL STATEMENTS NET INCOME AND TAXABLE INCOME

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

Income on CMBS investments is computed for GAAP purposes based upon a yield, which assumes credit losses will occur. (See Footnote 2 – Revenue Recognition for further discussion.) The yield to compute the Company’s taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. Additionally, due diligence expenses incurred related to the acquisition of CMBS investments are required to be expensed for GAAP purposes but are included as a component of the cost basis of the asset and amortized for tax purposes. As a result of these two primary differences, the net difference between the tax and GAAP bases of the underlying CMBS assets was approximately $5.6 million and $1.0 million at September 30, 2005 and December 31, 2004, respectively.

9.	COMMON STOCK

In June 2004, the Company sold 11.5 million shares of its common stock through transactions that were exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 144A, Regulation S and Regulation D (the “144A Offering”). Gross proceeds were $172.1 million. Net proceeds after deducting the initial purchaser’s discount and other offering expenses were $160.1 million. The Company issued 345,000 shares to its Manager and independent directors pursuant to its Nonqualified Option and Incentive Award Plan as further described in Footnote 11. In July 2005, the Company completed its initial public offering of 12 million shares of its common stock at a price of $17.75 per share. In August 2005, the underwriters exercised their option to purchase an additional 1,832,025 shares at the public offering price less the underwriting discount to cover over-allotments. The net proceeds to the Company on the sale of 12,000,000 shares in the IPO and the 1,832,025 shares pursuant to the over-allotment option was $226.4 million after deducting underwriting discount and offering expenses. The net proceeds of the IPO were primarily used to pay down indebtedness. In September 2005, the Company granted a total of 10,000 shares of restricted stock to the independent directors pursuant to the Nonqualified Option and Incentive Award Plan.

As of September 30, 2005 and December 31, 2004, the Company has a total of 25,687,035 and 11,845,010 common shares outstanding, respectively.

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

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

For the three and nine month periods ended September 30, 2005, the Company incurred $1.9 million and $3.7 million, respectively, in base and incentive management fees in accordance with the terms of the Management Agreement. For the three months ended September 30, 2004, the company incurred $0.8 million and for the period from inception to September 30, 2004, the Company incurred $1.1 million, in base management fees. During the nine months ended September 30, 2005, the Company incurred $0.2 million in incentive fees. No incentive fees were due to the Manager for the three months ended September 30, 2005 and for the period from inception to September 30, 2004. At September 30, 2005 and December 31, 2004, $0.6 million and $0.3 million, respectively, related to unpaid management fees and is included in due to affiliate in the accompanying consolidated financial statements.

The Management Agreement provides that the Company is required to reimburse the Manager for certain expenses incurred by the Manager on the Company’s behalf. If services are provided by the Manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants or other third parties on an arm’s length basis. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $0.2 million and $0.4 million for the three and nine month periods ended September 30, 2005, respectively, for certain expenses incurred on behalf of the Company that are included in general and administrative expenses in the accompanying consolidated financial statements. For the three months ended September 30, 2004 and period from inception to September 30, 2004, the Company recorded reimbursements to the Manager of $0.2 million and $0.2 million respectively. At September 30, 2005 and December 31, 2004, $0.1 million and $0.2 million, respectively, of expenses to be reimbursed was unpaid and included in due to affiliate in the accompanying consolidated financial statements.

During the nine months ended September 30, 2005, the Company originated mezzanine loans with an affiliated entity totaling $56.6 million. The ownership was allocated equally between the Company and the affiliated entity, with the Company’s share of the loans equal to $28.3 million.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

In accordance with the Plan, a total of 355,000 shares of Common Stock have been issued to the Manager and the independent directors. As consideration for the Manager’s role in raising capital for the Company, the Manager was granted an award of 335,000 shares of stock upon the closing of the 144A Offering. Additionally, each independent director was granted 2,000 shares of restricted stock upon the date of the first board meeting of the Board of Directors attended by the independent director. In addition each independent director receives an additional 2,000 shares of restricted stock annually. As discussed below under “Registration Rights Agreement,” one-half of the shares granted to the Manager were subject to a risk of forfeiture. One-half of the shares granted to the independent directors are also subject to a risk of forfeiture if the independent director no longer serves as a member of the Board of Directors of the Company one year from the date of the grant. Compensation expense is recorded at fair value of the stock at the time of the award for those awards which vest immediately and for the remaining awards over the vesting periods. For the three and nine month periods ended September 30, 2005, $96,504 and $133,954, respectively, were recorded as compensation expense related to the restricted stock grants. For the three month period ended September 30, 2004, compensation expense in the amount of $93,750 was recorded. Compensation expense in the amount of $5.1 million was recorded related to the incentive award and restricted stock grants for the period from inception through September 30, 2004. Stock compensation expense was shown separately from general and administrative expense in the Company’s statements of operations due to its significance.

12.	REGISTRATION RIGHTS AGREEMENT

At the time of the 144A Offering, the Company entered into a Registration Rights Agreement that requires, among other things, that it file with the Securities and Exchange Commission (the “SEC”) no later than nine months following the closing of the 144A Offering either a registration statement providing for the initial public offering of the Company’s common stock or a shelf registration statement providing for the resale of shares of the Company’s common stock sold in the 144A Offering. Additionally, if the Company consummates an initial public offering, the Company is also required to file a shelf registration statement providing for the resale of shares of the Company’s common stock not sold in the initial public offering within 90 days after the consummation of the initial public offering and to use its commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as promptly as practicable after the filing of the shelf registration statement.

The registration statement providing for the initial public offering of the Company’s common stock was declared effective by the SEC on July 13, 2005 and the Company’s common stock began trading on the NYSE on July 14, 2005. In addition, on October 4, 2005, in accordance with the Registration Rights Agreement, the Company filed a shelf registration statement providing for the resale of a certain number of shares of the Company’s common stock not sold in the initial public offering. The SEC has not yet declared such shelf registration statement effective.

To the extent that the Company does not meet the remaining requirements of the Registration Rights Agreement with respect to the shelf registration statement, including the obligation to file, when and as required, any documents or other materials necessary to effect, or maintain the effectiveness of the shelf registration statement until certain dates set forth in the Registration Rights Agreement, one-half of the shares originally

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

granted to the Manager as discussed under the Stock Option and Incentive Award Plan above are subject to forfeiture except as a result of circumstances outside the reasonable control of the Manager. Additionally, payment of incentive fees, if any, to the Manager would be suspended until the Company is in compliance with the registration obligations discussed above, at which time all suspended amounts are due and payable.

13.	SUBSEQUENT EVENTS

In October 2005, the Company invested $30.8 million in CMBS bonds in a newly-issued conduit transaction. The CMBS bonds are rated BBB- and below with yields ranging from 6.5% to 14.3%.

On October 28, 2005, dividends of $7.7 million, or $0.30 per common share outstanding, were paid to shareholders of record on October 14, 2005.

In October 2005, a $14.9 million mezzanine loan was repaid and no gain or loss was recorded. Also, in October 2005, the Company originated $3.4 million of mezzanine loans.

In October 2005, the Company borrowed an additional $24.0 million under one of its repurchase agreements to primarily fund new investments and pay the quarterly dividend.

In October 2005, the Company priced $416 million par value of collateralized debt obligations to be issued by two subsidiaries of the Company, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC (the “2005-1 CDO”). The 2005-1 CDO will issue privately placed notes totaling $276 million to be rated AAA through BBB- (“Investment Grade Bonds”). The Company will initially retain a portion of the BBB- rated notes, all of the non-investment grade rated notes and all of the preferred shares. The 2005-1 CDO includes a ramp facility that will finance up to $46 million par value of additional collateral securities. At issuance, the weighted average cost of borrowing for the Investment Grade Bonds is approximately 83 basis points (excluding fees and expenses) over applicable swaps or LIBOR rates. The transaction is expected to close on or about November 10, 2005.

In connection with the pricing of the 2005-1 CDO, through JER CRE CDO 2005-1, Limited, the Company entered into an amortizing swap with an initial notional balance of $109,976,800 and a final maturity of May 2015. Under the swap, the Company agreed to pay the counterparty a fixed interest rate of 4.943% per annum in exchange for floating payments on the applicable notional amount. In addition, in connection with the pricing of the 2005-1 CDO, the Company effectively terminated or assigned for value the $201 million notional of interest rate swaps outstanding as of September 30, 2005.

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

In June 2004, we sold 11,500,000 shares of common stock in a private placement offering for net proceeds of approximately $160.1 million. Additionally, we issued 335,000 shares of common stock to our manager and an aggregate of 6,000 shares of restricted common stock to our independent directors pursuant to our Nonqualified Stock Option and Incentive Award Plan, which we refer to as our Incentive Plan, at the time of the closing of the private placement. In July 2004, when James Kimsey and Frank Caufield joined our board of directors, we issued each of them 2,000 additional shares of restricted common stock pursuant to our Incentive Plan.

In July 2005, the Securities and Exchange Commission (SEC) declared effective a registration statement of the Company on Form S-11 (File No. 333-122802) (the “Registration Statement”) relating to (1) the Company’s initial public offering (the “IPO”) of up to 13,836,863 shares of common stock, par value $0.01 per share (the “Common Stock”), including 1,836,863 shares of Common Stock pursuant an over-allotment option granted to the underwriters and (2) the offering by selling stockholders of 245,752 shares of Common Stock through the underwriters. On July 19, 2005, the Company issued a total of 12,000,000 shares of Common Stock in the IPO (the “IPO Shares”), at a price to the public of $17.75 per share. The Company did not receive any proceeds from the sale by the selling stockholders of 213,499 shares of Common Stock, at a price to the public of $17.75 per share.

In August 2005, the underwriters exercised their option to purchase an additional 1,832,025 shares of Common Stock at $17.75 to cover over-allotments. The net proceeds to the Company on the sale of 12,000,000 shares in the IPO and the 1,832,025 pursuant to the over-allotment option was $226.4 million after deducting underwriting discount and offering expenses. The net proceeds of the IPO were primarily used to pay down indebtedness.

In September 2005, we granted each of our independent directors an additional 2,000 shares of restricted stock pursuant to the terms of the restricted stock grant in our Incentive Plan. As of September 30, 2005, we have a total of 25,687,035 shares of common stock outstanding.

Trends

Competition: We expect to face increased competition for our targeted investments. However, overall, we expect that the size and growth of the market for these investments, as well as the continuing trend of tranching and further retranching commercial mortgage loans into new securities that are packaged and resold, will continue to provide us with a variety of investment opportunities. We believe borrowers need a full range of financing opportunities to make acquisitions, in particular on larger assets where substantial equity commitments are required. In addition, as interest rates rise, we believe there will be more pressure on senior lenders to be more prudent in their lending decisions, which provides additional opportunities for us.

We believe that the overall mezzanine market is growing because purchasers of commercial real estate are increasingly using mezzanine debt and preferred equity financing to reduce their required equity investment and to attain greater leverage on their equity. However, at the same time, we believe that there is and will continue to be greater competition among providers of mezzanine financing, which could result in declining interest rates on mezzanine financing.

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

The table below details information about our CMBS investments, including the purchase date, face amount of our CMBS investments, the face amount of the total respective issuance and the amortized cost of our CMBS investments as of September 30, 2005 and December 31, 2004:

(In thousands)

CMBS	Investment Date	Face amount purchased	Total Face amount of CMBS issuance	Amortized Cost
				September 30, 2005	December 31, 2004
				(unaudited)
MACH One 2004-1	July 2004	$50,637	$643,261	$18,416	$18,697
CSFB 1998-C1	August 2004	12,500	2,482,942	9,058	8,919
CSFB 2004-C4	November 2004	52,976	1,138,077	22,546	31,905
MLMT 2004-BPC1	November 2004	76,986	1,242,650	26,551	55,046
JPMCC 2004-C3	December 2004	81,561	1,517,410	35,956	52,846
JPMCC 2005-CIBC11	March 2005	70,035	1,800,969	34,438	—
BACM 2005	April 2005	84,663	2,322,091	41,913	—
LB UBS 2005-C2	April 2005	7,000	1,942,131	4,282	—
CSFB 2005-C2	May 2005	82,261	1,614,084	38,905	—
LB UBS 2005-C3	June 2005	39,335	2,060,632	19,937	—
JPMCC 2005-CIBC12	July 2005	70,429	2,167,039	35,170	—
JPMCC 2005- LDP4	September 2005	90,352	2,677,075	48,852	—

Total		$718,735	$21,608,361	$336,024	$167,413

The Company’s maximum exposure to loss as a result of its investment in these VIEs totaled $336.0 million and $167.4 million as of September 30, 2005 and December 31, 2004, respectively

The financing structures that we offer to our borrowers on certain of our loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46R. We have evaluated these entities and have concluded that none of them are VIEs that are subject to consolidation under FIN 46R.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount, adjusted for swap payments, recorded in other comprehensive income within stockholders’ equity. Amounts are reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133. For the three and nine month period ended September 30, 2005, $8,231 of unrealized gains was recorded due to ineffectiveness.

Income Taxes. We operate in a manner that we believe will allow us to be taxed as a REIT and, as a result, we do not expect to pay substantial corporate-level income taxes. Many of the requirements for REIT qualification, however, are highly technical and complex. If we were to fail to meet these requirements and do not qualify for certain statutory relief provisions, we would be subject to federal income tax, which could have a material adverse effect on our results of operations and amounts available for distributions to our stockholders.

Results of Operations

Net income for the three and nine months ended September 30, 2005 was $5.5 million, or $0.23 per diluted share, and $12.5 million, or $0.80 per diluted share, respectively. Net loss for the three months ended September 30, 2004 and for the period from inception (April 19, 2004) through September 30, 2004, was $0.6 million or ($0.05) per diluted share, and $6.0 million, or ($0.72) per diluted share, respectively. For the period ending September 30, 2004, prior to stock-based compensation expense of $5.1 million, net loss was approximately $0.9 million, or ($0.10) per diluted share. Management believes that net loss prior to stock-based compensation expense is useful to investors because the stock compensation grant was a one-time grant made in connection with our formation and initial equity raise. The reconciliation of net income (loss) prior to stock-based compensation expense to net income (loss) is as follows:

	For the three months ended September, 30		For the nine months ended September 30, 2005	For the period inception (April 19, 2004) through September 30, 2004
(In thousands)	2005	2004
Net income (loss):
GAAP presentation	$5,458	$(552)	$12,536	$(5,974)
Add back: Stock Compensation	97	94	134	5,119

Non-GAAP presentation	$5,555	$(458)	$12,670	$(855)

Net income (loss) per diluted share:
GAAP presentation	$0.23	$(0.05)	$0.80	$(0.72)
Add back: Stock Compensation	—	0.01	0.01	0.62

Non-GAAP presentation	$0.23	$(0.04)	$0.81	$(0.10)

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

Net income for the three months ended September 30, 2005 prior to gain (loss) on sales of assets was $6.1 million or $0.26 per diluted shares, compared to a net loss prior to gain (loss) on sales of assets for the three months ended September 30, 2004 of $0.6 million, or ($0.05) per diluted share. Management believes that net income prior to gain (loss) on sales of assets is useful to investors and meaningful as a measure of performance as the Company, in general, does not intend to sell or trade assets in the ordinary course of business and therefore will generally not have gains (losses) from the sales of assets. The reconciliation of net income before gain (loss) on sales of assets to net income is as follows

	For the three months ended September 30,		For the nine months ended September 30, 2005	For the period inception (April 19, 2004) through September 30, 2004
(In thousands)	2005	2004
Net income (loss):
GAAP presentation	$5,458	$(552)	$12,536	$(5,974)
Add back: Loss on sales of assets, net	690	—	821	—

Non-GAAP presentation	6,148	(552)	13,357	(5,974)

Net income (loss) per diluted share:
GAAP presentation	$0.23	$(0.05)	$0.80	$(0.72)
Add back: Loss on sales of assets, net	0.03		0.05	—

Non-GAAP presentation	0.26	(0.05)	0.85	(0.72)

We use net income (loss) prior to gain (loss) on sales of assets in the evaluation of our business because we believe that such financial measures is a useful indication of the expected recurring performance of our assets and liabilities as the Company, in general, does not intend to sell or trade assets in the ordinary course of business. As a non-GAAP financial measure, however, net income (loss) prior to gain (loss) on sales of assets has certain limitations, including that net income (loss) prior to gain (loss) on sales of assets does not take into account actual losses incurred by the Company relating to the sale of assets. In addition, should the sale of assets recur on a regular basis going forward, use of net income (loss) prior to gains (losses) on sales of assets would no longer be a useful or indicative financial measure.

Interest Income. The following tables set forth information regarding the total amount of interest income from our assets:

	For the three months ended September 30,		For the nine months ended September 30, 2005	For the period inception (April 19, 2004) through September 30, 2004
(In thousands)	2005	2004

CMBS	$6,534	$562	$15,664	$562
Real estate loans	3,436	—	7,826	—
Cash and cash equivalents	53	483	76	611

Total	$10,023	$1,045	$23,566	$1,173

The increase in interest income from the prior year is due to our acquisitions of interest bearing assets.

Interest Expense. Interest expense for the three and nine months ended September 30, 2005 was $0.8 million and $3.3 million, respectively. There was no interest expense for the three months ended September 30, 2004 and for the period from inception (April 19, 2004) through September 30, 2004. Interest expense consists of interest incurred on current debt outstanding on our repurchase agreements and amortization of deferred financing fees related to our repurchase agreements. The increase in interest expense from the prior year is due to an increase in our current debt outstanding.

Management Fees. Base management fees are calculated as a percentage of stockholders’ equity adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income. The Manager is also entitled to receive quarterly incentive fees based on our Funds From Operations (as defined in the Management agreement). Management fees for the three and nine months ended September 30, 2005 were $1.9 million and $3.7 million, respectively. For the three months ended September 30, 2004 and for the period from inception (April 19, 2004) through September 30, 2004, management fees were $0.8 million and $1.1 million, respectively, comprised entirely of base management fees payable to the Manager. The increase in management fees from the prior periods to the three and nine month periods ended September 30, 2005 is related to the increase in the average equity balance outstanding during these periods as a result of the IPO and the issuance of shares associated with the underwriters’ over-allotment option.

Incentive fees for the nine month periods ended September 30, 2005 were $0.2 million and are included in Management Fees above. No incentive fees were payable to the Manager for the three months ended September 30, 2005 and during the period from inception through September 30, 2004.

General and Administrative Expense. General and administrative expenses for the three and nine months ended September 30, 2005 were $1.1 million and $3.2 million, respectively. General and administrative expense for the three months ended September 30, 2004 and for the period from inception (April 19, 2004) to September 30, 2004 were $0.7 million and $1.0 million, respectively. General and administrative expenses for the three month period ended September 30, 2005 consisted primarily of due diligence expenses of $0.5 million, insurance premiums of $0.1 million, fees for professional services of $0.2 million, and reimbursements to the Manager of $0.2 million. General and administrative expenses for the nine month period ended September 30, 2005 consisted primarily of due diligence expenses of $1.7 million, insurance premiums of $0.4 million, fees for professional services of $0.4 million and reimbursements to the Manager of $0.4 million. General and administrative expense for the three months ended September 30, 2004 consisted primarily of due diligence expense of $0.2 million, insurance expense of $0.1 million, fees for professional services of $0.2 million and reimbursements to the Manager of $0.2 million. General and administrative expenses for the period from inception (April 19, 2004) to September 30, 2004 consisted primarily of due diligence expenses of $0.2 million, fees for professional services of $0.3 million, insurance premiums of $0.2 million and reimbursements to the Manager of $0.2 million. The increase in general and administrative expenses for the three and nine month periods ended September 30, 2005 versus the three months ended September 30, 2004 and for the period from inception (April 19, 2004) through September 30, 2004 are primarily related to increased due diligence expenses incurred in connection with our investments in CMBS.

Stock Compensation: As part of the June 2004 private placement, we recorded $5.1 million ($0.62 per share) in compensation expense related to stock awards issued to our independent directors and our manager for the period from inception (April 19, 2004) to September 30, 2004. As consideration for our manager’s role in raising capital for our company, it was granted an award of 335,000 shares of stock in connection with the private placement. One-half of the shares granted to our manager were subject to a risk of forfeiture under certain circumstances, including a failure to file with the SEC either a registration statement providing for the initial public offering of our common stock or a shelf registration statement providing for the resale of our common stock by March 4, 2005 and a failure to use our commercially reasonable best efforts to cause such IPO or shelf registration statement to be declared effective by the SEC as promptly as practicable after the filing of such registration statement. We filed shelf registration statement on October 4, 2005. The registration statement has not yet been declared effective. Until such time as the shelf registration statement is declared effective, one-half of the shares granted to our manager remain subject to risk of forfeiture. Each non-officer director was also granted 2,000 shares of restricted stock on the date of the first meeting of our board of directors attended by the director. In September 2005, we granted each of our independent directors an additional 2,000 shares of restricted stock pursuant to the terms of the automatic restricted stock grant in our Incentive Plan. One half of the restricted stock granted to the directors in September 2005 was subject to a risk of forfeiture for one year from the date of grant. For the three months and nine months ended September 30, 2005, we recorded $96,504 and $133,954 in compensation expense. For the three months ended September 30, 2004, we recorded $93,750 in compensation expense.

Loss on Sale of Assets. Losses on sale of assets for the three and nine months ended September 30, 2005 was $0.7 million and $0.8 million, respectively. For the three months ended September 30, 2004 and for the period from inception (April 19, 2004) through September 30, 2004, there were no sales of assets. During the three month period ended September 30, 2005, we sold BBB rated CMBS bonds with a cost basis of $57.2 million, resulting in a loss of $0.7 million. During the nine month period ended September 30, 2005, we sold BBB rated CMBS bonds with a cost basis of $88.1 million resulting in a loss of $1.0 million. This $1.0 million loss was partly offset by the sale of a B-Note investment at par to an unaffiliated third party. The unamortized fee related to the portion of the investment sold was recognized as a $0.2 million gain on sale.

Liquidity and Capital Resources

Our principal sources of funds are operating cash flows, borrowings and future debt and equity offerings. In July 2005, we completed our initial public offering of 12,000,000 shares of common stock. In August 2005, the underwriters exercised their option to purchase an additional 1,832,025 shares. The net proceeds to the Company on the sale of 12,000,000 shares in the IPO and the 1,832,025 pursuant to the over-allotment option was $226.4 million after deducting underwriting discount and offering expenses. The net proceeds of the IPO were primarily used to pay down indebtedness under our repurchase agreements described below.

We expect our borrowings will be through loan agreements, including warehouse facilities, and other credit facilities with institutional lenders. We may also issue long-term debt securities and preferred stock.

We currently have three repurchase agreements in place secured by certain of our assets. Two of the agreements are with Banc of America Securities LLC and its affiliates and provide for financing secured by certain CMBS, B-Notes and mezzanine loans and first mortgage loans that we may acquire in the future. The first agreement is a nine-month warehouse facility (“Warehouse Facility”) providing for a maximum of $250 million in financing and matures on the earlier of December 31, 2005 or the completion of a CDO of a majority of the assets financed under the facility. The second agreement provides for a maximum of $150 million in financing and has an initial maturity date of May 8, 2006, with a one-year extension option, subject to certain conditions. The third repurchase agreement is with Liquid Funding, an affiliate of Bear, Stearns & Co. Inc. and provides financing of up to $100 million secured by rated and unrated CMBS and expires the earlier of the settlement of the CDO or other securitization or June 30, 2006. Each of the three repurchase agreements bear interest based on one-month LIBOR (3.86% at September 30, 2005) plus a margin of 35 to 200 basis points, tiered according to the financed assets’ credit rating or loan-to-value ratio, as applicable. Under each of the repurchase agreements, the financial institutions retain the right to mark the underlying collateral to estimated market values. A reduction in the value of our pledged assets may require us to provide additional collateral or fund margin calls so that the outstanding loan amount will be less than or equal to the allowable amount.

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

We intend to make regular quarterly distributions to the holders of our common stock. On May 31, 2005, we paid a common stock cash dividend of $0.25 per share of common stock related to the first quarter 2005. On July 29, 2005, we paid a common stock cash dividend of $0.30 per share of common stock to stockholders of record on July 11, 2005 related to the second quarter 2005. On September 28, 2005 we declared a common stock cash dividend of $0.30 per share of common stock related to the third quarter 2005. The third quarter dividends were paid on October 28, 2005 to stockholders of record on October 14, 2005.

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

We expect to meet our short-term liquidity requirements generally through the net proceeds from our initial public offering, cash flow provided by operations as well as borrowings. Our initial borrowings have been short-term, variable rate debt; however, we expect to finance the majority of our assets through one or more match-funded CDO strategies. Our CDO strategy is dependent upon our ability to place the match-funded debt we intend to create in the market at spreads that provide a positive arbitrage. If spreads for CDO liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute the CDO strategy will be severely restricted.

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

We expect that the net proceeds from our initial public offering completed in July 2005 and the over-allotment option in August 2005, our cash flow provided by operations, and our current and anticipated financings will satisfy our liquidity needs over the next twelve months.

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

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, primarily LIBOR and treasury rates. At September 30, 2005, our primary sensitivity to interest rates related to the income we earned on our $94.2 million of real estate loans.

At September 30, 2005, the existence of our interest rate swaps mitigates the impact of an interest rate increase on our floating rate short-term debt. As a result and due to floating rates on our real estate loans, increases in interest rates will increase our net income. The following table shows the estimated change in net income for a 12-month period based on changes in the interest rates applied to our assets and liabilities as of September 30, 2005:

Rate Change (Basis Points)	Estimated Change in Net Income over 12 months
(in thousands)
-100	$(2,499)
+100	2,499
+200	4,998

Interest rate changes will also affect the fair value of our CMBS investments, real estate loans and derivatives.

We have entered into several forward-starting interest rate swaps to mitigate the risk of changes in the interest-related cash outflows on a forecasted issuance of long-term debt. These swaps are designated as cash flow hedges for GAAP purposes and are expected to be effective in hedging the risk of changes in 10-15 years of interest cash outflows attributable to changes in the 10-15 year USD-LIBOR swap rate over the term of the hedging relationship. Under these swaps, we agreed to pay the counterparties a weighted average fixed interest rate of 4.76% per annum in exchange for floating payments on the total notional amount of $201 million as of September 30, 2005.

In October 2005, the Company priced $416 million par value of collateralized debt obligations to be issued by two subsidiaries of the Company, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC (the “2005-1 CDO”). The 2005-1 CDO will issue privately placed notes totaling $276 million to be rated AAA through BBB- (“Investment Grade Bonds”). The Company will initially retain a portion of the BBB- rated notes, all of the non-investment grade rated notes and all of the preferred shares. The 2005-1 CDO includes a ramp facility that will finance up to $46 million par value of additional collateral securities. At issuance, the weighted average cost of borrowing for the Investment Grade Bonds is approximately 83 basis points (excluding fees and expenses) over applicable swaps or LIBOR rates. The transaction is expected to close on or about November 10, 2005.

In connection with the pricing of the 2005-1 CDO, through JER CRE CDO 2005-1, Limited, the Company entered into an amortizing swap with an initial notional balance of $109,976,800 and a final maturity of May 2015. Under the swap, the Company agreed to pay the counterparty a fixed interest rate of 4.943% per annum in exchange for floating payments on the applicable notional amount. In addition, in connection with the pricing of the 2005-1 CDO, the Company effectively terminated or assigned for value the $201 million notional of interest rate swaps outstanding as of September 30, 2005.

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

With respect to one of the Company’s mezzanine loan investments with a principal balance outstanding of $11.5 million at September 30, 2005, the Company has initially determined that one or more non-monetary defaults may exist under the applicable loan documents due to the failure and / or delay by the applicable borrowing entities to provide certain information about the borrower entities, the underlying property and an opinion of their independent auditors unqualified as to the scope of the audits or as to the status of the borrowers or property owner as a going concern. Although the Company is working with the borrowers to correct such non- monetary defaults, no assurance can be given that such defaults will be remedied. All monetary payments due under the mezzanine loan are current.

Item 4.	Controls and Procedures

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as the term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

(b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not party to any legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant.*

3.2	By-laws of the Registrant.*

4.1	Form of Certificate for Common Stock.*

4.2	Registration Rights Agreement, dated May 27, 2004, between Registrant and Friedman, Billings, Ramsey & Co., Inc.*

10.1	Management Agreement, dated May 27, 2004, between Registrant and JER Commercial Debt Advisors LLC.*

10.2	Nonqualified Stock Option and Incentive Award Plan.*

10.3	Form of Restricted Stock Agreement.*

10.4	Services Agreement, dated June 4, 2004, by and among JER Investors Trust Inc., JER Commercial Debt Advisors LLC and J.E. Robert Company, Inc.*

10.5	Advisory Services Letter, dated July 8, 2005.*

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

*	Incorporated by reference to the Registration Statement on Form S-11 (File No. 333-122802) of JER Investors Trust Inc., originally filed with the Securities and Exchange Commission on February 14, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

JER INVESTORS TRUST INC. (Registrant)

By:	/S/ JOSEPH E. ROBERT, JR.
Name:	Joseph E. Robert, Jr.
Title:	Chairman of the Board
Chief Executive Officer

Date: November 9, 2005

By:	/S/ TAE-SIK YOON
Name:	Tae-Sik Yoon
Title:	Chief Financial Officer

Date: November 9, 2005