Form 10-K
period 2005-12-31
JER Investors Trust Inc
filed 2006-03-22
CIK 1294017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-32330

JER INVESTORS TRUST INC.

(Exact name of registrant as specified in its charter)

Maryland	75-3152779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1650 Tysons Blvd., Suite 1600
McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

(703) 714-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Common Stock, $0.01 par value

Name of each exchange on which registered

New York Stock Exchange (NYSE)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of June 30, 2005 (computed based on the last sales price reported on the PORTAL Market) was $157,248,015. As of March 15 2006, the registrant had issued and outstanding 25,687,035 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”), to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART I

ITEM 1.    BUSINESS

General

JER Investors Trust Inc. is a specialty finance company organized by J.E. Robert Company, Inc. primarily to originate and acquire real estate debt securities and loans. We were formed in April 2004 and we completed our initial public offering in July 2005. We are externally managed and advised by JER Commercial Debt Advisors LLC, an affiliate of J.E. Robert Company, Inc. J.E. Robert Company and its affiliates are a fully integrated real estate investment management firm. We capitalize on the knowledge and substantial resources of J.E. Robert Company and its affiliates and take advantage of the growing volume and complexity of commercial real estate structured finance products by investing primarily in loans and debt securities that we believe will yield the highest risk-adjusted returns. Our target investments include commercial real estate structured finance products such as commercial mortgage backed securities (commonly known as CMBS), mezzanine loans and B-Note participations in mortgage loans, as well as whole commercial mortgage loans, loans to real estate companies, preferred equity, and net leased real estate. We may also invest in residential mortgages and related securities. We pursue a selective investment strategy, targeting specific transactions based on an analysis of debt structure and taking into account the underlying real estate and borrower credit risk. We are organized and conduct our operations in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

J.E. Robert Company was founded in 1981 to provide expertise to public and private financial institutions in resolving real estate loan workout situations. Since its founding, the firm has been active in all facets of the commercial real estate debt markets, including sourcing, due diligence, valuation, acquisition, asset management and disposition. J.E. Robert Company primarily conducts its real estate investment management activities on a global basis through a series of private equity funds, which we refer to as the JER Funds.

Since 1991, J.E. Robert Company has served as the special servicer or asset manager for over 30 securitized pools of non-performing and performing commercial loans with a par value at issuance of over $20 billion. The primary function of the special servicer is to manage any loans that default or become delinquent at their maturity. Accordingly, the special servicer function is critical with respect to maximizing the return of principal and interest from the underlying loans. J.E. Robert Company currently has the highest special servicer ratings of “CSS1” and “strong” from Fitch Investors Service, Inc. and Standard & Poor’s rating services, respectively. J.E. Robert Company is currently the special servicer for eleven of the fourteen CMBS pools in which we have made investments to date.

Our Investment Strategy

Our strategy is to hold a diversified portfolio of commercial real estate debt investments, including CMBS, mezzanine loans and B-Notes. We also intend to invest in preferred equity, loans to real estate companies, mortgage loans and net leased real estate assets. We may also invest in residential mortgages and related securities. Our strategy is to maximize the difference between the yields on our investments and the cost of financing these investments. Our objective is to generate cash available for distribution, facilitate capital appreciation and provide attractive total returns to our stockholders.

We invest in commercial real estate structured finance products that provide rates of return that we believe are appropriate taking into account the underlying credit risk. Our investments generally are secured, directly or indirectly, by individual real estate properties or pools of properties that generally provide loan to value ratios in the range of approximately 60% to 90%.

We currently finance our investments with short-term warehouse facilities and long-term match-funded financing structures such as collateralized debt obligations, commonly known as CDOs. We seek to maximize investment yields and mitigate risks to capital and dividends through prudent match-funded liabilities.

We selectively pursue investments where we believe cash flows have been mispriced, including the purchase of discounted securities in sectors that have fallen out of favor due to economic pressures, regulatory issues or illiquidity. We acquire assets primarily for income. Through our management agreement with our manager, we draw on J.E. Robert Company and its affiliates’ expertise and significant business relationships with participants in the real estate securities industry to enhance our access to these investments, which may not be broadly marketed.

We broadly diversify our portfolio by asset type, tenant, tenant industry, location and servicer. We believe that diversification reduces the risk of capital loss and also enhances the terms of our financing.

Our Investment Guidelines

Our board of directors has adopted the following guidelines for our investments and borrowings:

•	no investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes;

•	no investment shall be made that would cause us to be regulated as an investment company under the Investment Company Act;

•	no more than 20% of our equity, determined as of the date of each investment, shall be invested in any single asset;

•	our debt-to-equity ratio generally shall be between approximately two-to-one and three-to-one, depending on the characteristics of our portfolio;

•	we shall not co-invest with our manager or any of its affiliates unless our investment committee determines that (i) the co-investment is otherwise in accordance with these investment guidelines and (ii) the terms of the co-investment are at least as favorable to us as to our manager or the affiliate (as applicable) making such co-investment; and

•	no more than 10% of our equity, determined as of the date of an investment, shall be invested in assets located outside of the United States or in non-U.S. dollar denominated securities.

Targeted Investments

Our investment program focuses on the following real estate products:

•	CMBS;

•	mezzanine loans;

•	B-Notes;

•	bridge loans;

•	preferred equity;

•	loans to real estate companies;

•	mortgage loans; and

•	net leased real estate assets.

We may also invest in residential mortgages and related securities. Various types of real property will serve as the underlying collateral for our investments, including retail property, offices, industrial properties, apartments, condominiums, specialty-use real estate assets, hotels and land. We intend to provide loans to all kinds of borrowers, including corporations, individuals and special purpose vehicles. We have no current plans to invest in non-U.S. denominated securities but may determine to invest in such securities in the future. Although we intend to invest as described herein, our actual investment allocations will depend on changing market conditions. As a result, we cannot predict with any certainty the percentage of our assets that will be invested in each category. Many of these asset classes may also be suitable investments for JER Fund III, one of the JER Funds, or other existing or future investment entities controlled by J.E. Robert Company and its affiliates, giving rise to potential conflicts of interest. We will seek to identify those opportunities available in the market that can be acquired at attractive pricing and that provide opportunities to manage corresponding liabilities to mitigate financial risks. We intend to purchase and originate mortgage loans and our manager or J.E. Robert Company will service our investments. Mortgage loans that we originate will be sourced through direct relationships with owners and operators of real estate. These relationships have been developed by J.E. Robert Company since its founding. Loans that we purchase will be sourced through our manager’s and J.E. Robert Company’s direct relationships with loan sellers, including investment banks, commercial banks and insurance companies. We believe the competition, investment underwriting analysis, risk and profit margin and collateral evaluation for originated loans and purchased loans are approximately the same.

J.E. Robert Company and its affiliates currently manage and invest in, and will continue to manage and invest in, other entities, including real estate-related investment entities. In addition, our chairman and chief executive officer and our other officers also serve as officers and/or directors of these other entities and our chairman and chief executive officer beneficially owns 78% of our manager. In particular, affiliates of J.E. Robert Company, in their capacity as general partners of the JER Funds, are currently in the process of making investments in a wide range of commercial real estate equity and debt assets for JER Fund III, one of the JER Funds. The JER Fund III partnership agreement restricts the ability of affiliates of J.E. Robert Company to form another pooled investment fund with investment objectives substantially similar to those of JER Fund III. However, J.E. Robert Company and its affiliates are permitted by the JER Fund III partnership agreement to manage an entity that, like us, invests “primarily” in (a) CMBS and other related loans issued in connection with conduit securitizations and (b) residential mortgages and related securities. The JER Fund III partnership agreement does not define “primarily.” The general partner of JER Fund III has advised us that it interprets “primarily” to mean more than 50%. The JER Fund III partnership agreement restricts our manager’s ability to cause us to invest in real estate structured finance products other than (a) CMBS and other related loans issued in connection with conduit securitizations and (b) residential mortgages and related securities. This may require us to forego desirable investment opportunities and subject us to the risk that we will be limited in our ability to refocus our investment strategy if trends in the availability and performance of residential mortgages and related securities and conduit securitization investments make such a change desirable.

As of December 31, 2005, our investments consisted of the following:

% of Our Total Investments
CMBS
Investment Grade (BBB rated)	5.6%
Non-Investment Grade (BB, B, NR)	78.0%

Total CMBS	83.6%

Mezzanine loans
Originated	6.6%
Acquired	9.8%

Total mezzanine loans	16.4%

Total investments at December 31, 2005	100.0%

We may change our investment strategy and policies without a vote of our stockholders. We may acquire assets from our manager or its affiliates, including securities issued by our manager or its affiliates, upon approval of all of our independent directors. These transactions must also comply with our general investment guidelines.

CMBS

We invest in commercial mortgage backed securities, or CMBS, which are typically pass-through certificates created by the securitization of a single mortgage loan or a pool of mortgage loans that are collateralized by commercial real estate properties. We believe the investment opportunity in CMBS currently lies in our ability to prudently underwrite and purchase the “first-loss” tranches and non-investment grade bonds, capitalizing on our manager’s ability to price the underlying real estate risk.

The securitization process is governed by one or more of the rating agencies, including Fitch, Moody’s and Standard & Poor’s, who determine the respective bond class sizes, generally based on a sequential payment structure. Bonds that are rated from AAA to BBB by the rating agencies are considered “investment grade.” Bond classes that are subordinate to the BBB class are considered “non-investment” grade. The respective bond class sizes are determined based on the review of the underlying collateral by the rating agencies. The payments received from the underlying loans are used to make the payments on the CMBS. Based on the sequential payment priority, the risk of nonpayment for the AAA CMBS is lower than the risk of nonpayment for the non-investment grade bonds. Accordingly, the AAA class is typically sold at a lower yield compared to the non-investment grade classes which are sold at higher yields. We expect to invest primarily in the BBB and non-investment grade CMBS classes.

Each securitization typically requires the owner of the most subordinate CMBS class to appoint a special servicer. The primary function of the special servicer is to manage any loans that default or become delinquent at their maturity. Accordingly, the special servicer function is critical with respect to maximizing the return of principal and interest from the underlying loans.

J.E. Robert Company has been a special servicer since 1991 and has been engaged as special servicer or asset manager on over 30 securitized transactions. The total par value at issuance of the underlying loans have exceeded $20 billion. Typically, the governing documents of a securitization require that the special servicer be approved by one or more of the rating agencies. J.E. Robert Company currently has the highest special servicer ratings from both Fitch and S&P, based on an analysis of staff expertise, a review of policies and procedures and an evaluation of the quality of resolution results. With respect to those securitization transactions where we control the non-investment grade CMBS and have the right to appoint the special servicer, we have appointed J.E. Robert Company as special servicer. J.E. Robert Company is currently the special servicer for eleven of the fourteen CMBS pools in which we have made investments to date.

Based on the most recent rating agency treatment for conduit transactions that included non-investment grade bond structures, the non-investment grade classes of CMBS have averaged approximately 3% to 4% of the total issuances. BBB rated classes averaged approximately 2% to 4% of the total issuances. Based on assumed annual issuance consistent with the average of the prior five years and taking into account conventional pricing parameters, we estimate that the total size of the non-investment grade CMBS market exceeds $1 to $2 billion annually in purchase price. No assurance can be made that non-investment grade components of CMBS will continue to be these sizes.

Mezzanine Loans

We originate and invest in mezzanine loans (including mezzanine construction loans) to owners of real properties that are encumbered by first lien mortgages, in which case our mezzanine loans generally will be secured by junior liens on the subject properties and/or by liens on the partnership or membership interests in the borrower’s property-owning subsidiary. Subject to negotiated contractual restrictions, the mezzanine lender generally has the right, following foreclosure, to become the sole indirect owner of the property subject to the lien of the primary mortgagor. Mezzanine debt can also be either junior or senior, denoting the particular leverage strip that may apply.

We may structure our mezzanine loans so that we receive a stated fixed or variable interest rate on the loan as well as a percentage of gross revenues and/or a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property. Our mezzanine loans may also have prepayment lockouts, origination fees, deferred interest, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment.

B-Notes

We invest in B-Notes generated from structured transactions that may or may not have been rated by a recognized rating agency. These are junior participations in a first mortgage loan on a single property or group of related properties. The senior participation is known as an A-Note and an individual loan may have multiple B notes. Although a B-Note may be evidenced by its own promissory note, it shares a single borrower and mortgage with the A-Note and is secured by the same collateral. B-Note lenders have the same obligations, collateral and borrower as the A-Note lender, but in most instances are contractually limited in rights and remedies in the event of a default. The B-Note is subordinate to the A-Note by virtue of a contractual or intercreditor arrangement between the A-Note lender and the B-Note lender. For the B-Note lender to actively pursue its available remedies (if any), it must, in most instances, purchase the A-Note, or maintain its performing status in the event of a default on the B-Note. The B-Note lender may in some instances require a security interest in the stock or partnership interests of the borrower as part of the transaction. If the B-Note holder can obtain a security interest, it may be able to accelerate gaining control of the underlying property, subject to the rights of the A-Note holder. Both of these debt instruments are senior to the mezzanine debt tranches described above though may be junior to another junior participation in the first mortgage loan.

B-Notes share certain credit characteristics with subordinated CMBS, in that both reflect an interest in a first mortgage and are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding senior securities or the A-Notes. As opposed to a typical CMBS secured by a large pool of mortgage loans, B-Notes typically are secured by a single property or single portfolios of properties, and the associated credit risk is concentrated in that single property or single portfolios of properties. B-Notes also share certain credit characteristics with second mortgages, in that both are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or the A-Note. We intend to acquire B-Notes in negotiated transactions with the originators on large single and portfolio private debt placements, as well as in the secondary market. The B-Note market has grown substantially in recent years with the expansion of the securitization market, and J.E. Robert Company and its affiliates have established relationships with many of the primary originators of B-Note products, which we believe will give us access to investment opportunities from these parties.

Bridge Loans

We may offer bridge loans to borrowers who are seeking short-term capital typically to be used in an acquisition of real estate. The bridge loans we expect to originate will predominantly be secured by first mortgage liens on the property and contemplate a takeout with the borrower, using the proceeds of a conventional mortgage loan to repay our bridge loan. We may also receive origination fees and other deferred compensation in connection with our bridge loans. We believe providing these bridge loans will lead to future investment opportunities for us, including mortgage loans, mezzanine debt and preferred equity investments.

Preferred Equity

We may make preferred equity investments in property-owning entities, generally in situations where the borrower’s capital structure does not allow for secured mezzanine financing because of restrictions imposed by senior lenders or other debt covenants. These investments are unsecured. Although preferred equity holders do not have priority relative to creditors, preferred equity holders have a first claim on cash flow and/or capital event proceeds relative to the common equity and often have covenant protections, such as negative pledges and overall debt limitations, to protect their equity position. We expect these investments to be priced in a manner similar to a mezzanine investment, though often with a premium because of the lack of collateral. Should an event of default occur, preferred equity holders have the right to replace the other equity holders to become the primary owner of the property subject to the lien of the primary mortgage. Like true owners, preferred equity investors have the option to support the loan during temporary cash flow shortfalls and dilute other common equity holders. We may also be able to negotiate special voting rights to help mitigate risks.

Loans to Real Estate Companies

We may also make loans to real estate-related operating companies, including REITs. These investments may take the form of secured debt, unsecured debt and other hybrid instruments such as convertible debt. Corporate mezzanine loans may finance, among other things, operations, mergers and acquisitions, management buy-outs, recapitalizations, start-ups and stock buy-backs generally involving real estate and real estate-related entities.

Mortgage Loans

We may originate or invest in portfolios of mortgage loans that we originate directly or that we purchase from various sellers, including life insurance companies, banks and other owners. We expect these loans to be secured by commercial or residential properties in the United States where we believe we can achieve attractive risk adjusted returns. These loans typically have maturities ranging from two to ten years. We may also acquire portfolios of performing mortgages at a discount where we believe we can achieve appropriate risk adjusted returns.

Net Leased Real Estate Assets

We may invest in net leased real property. We may also consider larger transactions involving portfolios of net leased assets, taking into account concentration issues with a tenants and the residual value of the underlying assets. We also may buy mortgage loans secured by real estate under long-term leases to credit worthy tenants. These generally include portfolios of amortizing mortgage loans or mortgage loans where some residual risk exists at the end of the term of the loan. These portfolios may include geographically diverse tenant and borrower concentrations.

Our Investments

We acquired the securities in our current portfolio from major financial institutions that originate and service securities such as those in our portfolio.

CMBS. Following is a summary of our CMBS investments as of December 31, 2005:

			Weighted Average
Security Description	Face Amount	Estimated Fair Value(1)	Coupon	Yield	Term(2)
	(In thousands)
Investment Grade (BBB)	$30,726	$28,071	5.41%	6.04%	10.64
Non-Investment Grade (BB,B,NR)	748,642	388,793	4.84%	9.10%	11.92

Total securities	$779,368	$416,864	4.88%	8.89%	11.83

(1)	Our CMBS investments are carried at estimated fair value. In estimating fair value, we generally use discounted cash flow models which utilize prepayment and loss assumptions based upon historical experience, economic factors and the characteristics of the underlying cash flows. We determine the applicable discount rates based on current credit spreads as reflected in comparable deals purchased in the marketplace and market interest rates. We also substantiate fair value estimates with information from dealers who make markets in these securities.

(2)	Represents the weighted average term in years as calculated based on the anticipated principal payments on bonds assuming “no losses” occur.

As of December 31, 2005, the mortgage loans in the underlying collateral pools for all CMBS were secured by properties of the types and at the locations identified below:

Location	% (1)	Property Type	% (1)
California	12.8%	Retail	34.5%
New York	9.7%	Office	27.0%
Texas	9.0%	Residential	17.7%
Florida	6.4%	Hospitality	6.1%
Other(2)	57.7%	Industrial	3.8%
Re-Remic(3)	4.4%	Other(2)	6.5%

Total	100.0%	Re-Remic(3)	4.4%

		Total	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans.

(2)	No other individual state or property type comprises more than 4.0% of the total.

(3)	Our investment in a Re-REMIC that holds CMBS from 41 previous conduit securitizations is not included in the above categories.

Mezzanine Loans. The following table sets forth information regarding our loans as of December 31, 2005:

Description	Carrying Value (1)	Weighted Average Interest Rate	Range of Initial Maturity Dates
Mezzanine loans	$81,696	15.10%	July 2006 - October 2007

Total real estate loans	$81,696	15.10%

(1)	In January 2006, we received a $14.1 million principal prepayment on a mezzanine loan investment.

Through December 31, 2005, we originated, together with JER Fund III, $63.4 million in mezzanine loans as part of a program to provide financing for garden apartment condominium conversions in Florida. Because these mezzanine loans meet both our investment objectives and the investment objectives of JER Fund III, the conflicts policy established by J.E. Robert Company requires that the ownership of these mezzanine loans be allocated equally between us and JER Fund III. Consequently, our share of the mezzanine loans is $31.7 million. The loans include limited guarantees from the principals of the borrowers, are fully cross collateralized, and are further secured by first liens on partnership interests and in some cases second mortgages. The mezzanine loans also provide, in certain circumstances, for cash flow sweeps as well as “springing” second mortgages. All of these loans have an initial term of two years, with two one-year extensions. The loans carry an interest rate of one-month LIBOR plus 1800 basis points plus a 2% exit fee. We do not have an obligation to fund amounts in addition to those already funded in connection with this mezzanine loan program.

With respect to one of our mezzanine loan investments with a principal balance outstanding of $11.5 million at December 31, 2005, we have determined that one or more non-monetary defaults may exist under the applicable loan documents due to the failure and/or delay by the applicable borrowing entities to provide certain information about the borrower entities, the underlying property and an opinion of their independent auditors unqualified as to the scope of the audits or as to the status of the borrowers or property owner as a going concern. Although we are working with the borrowers to correct such non-monetary defaults, no assurance can be given that such defaults will be remedied. All payments due under the mezzanine loan are current.

Our mezzanine loans generally are secured by a pledge, directly or indirectly, of the equity interests in the borrower’s property-owning subsidiary.

Other investments. We had no B-Notes, bridge loans, preferred equity, loans to real estate companies, mortgage loans or net leased real estate assets at December 31, 2005.

Capital and Leverage Policies

We seek to enhance returns to stockholders through the use of leverage, with an overall target debt-to-equity ratio for our company of between approximately two-to-one and three-to-one, depending on the characteristics of our portfolio. We may leverage individual investments at substantially higher levels. Our financing strategy focuses on the use of match-funded financing structures. This means that we intend to seek to match the maturities of our financial obligations with the maturities of our investments, thus reducing the impact of changing interest rates on earnings. In addition, we intend to seek to match fund our assets with like-kind debt (i.e., fixed-rate assets are financed with fixed-rate debt, and floating-rate assets are financed with floating-rate debt), through the use of hedges such as interest rate swaps and caps, or through a combination of these strategies. This strategy is designed to reduce the impact of changing interest rates on our earnings. In this regard, we seek to utilize securitization structures, particularly collateralized debt obligations, or CDOs, as well as other match-funded financing structures. CDOs are multiple class debt securities, or bonds, secured by pools of assets, such as mortgage backed securities, B-Notes and other mortgage assets. Like typical securitization structures, in a CDO (i) the assets are pledged to a trustee for the benefit of the holders of the bonds, (ii) one or more classes of the bonds are rated by one or more rating agencies and (iii) one or more classes of the bonds are marketed to a wide variety of investors, which enables the CDO sponsor to achieve a relatively low cost of long-term financing.

We believe that CDO financing structures are an appropriate financing vehicle for our targeted asset classes because they enable us to lock in a long-term cost of funds and minimize the risk that we will have to refinance our liabilities prior to the maturities of our investments, while providing flexibility to manage credit risk and, subject to certain limitations, to take advantage of profit opportunities.

We also use short-term financing, in the form of repurchase agreements, and may use bridge loans and bank warehousing facilities, as an intermediary step prior to the implementation of match-funded financing. Leverage will be utilized for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our leverage policy at any time. However, we intend to maintain an adequate capital base to protect against various business environments in which our financing and hedging costs might exceed interest income (net of credit losses) from our investments. These conditions could occur, for example, due to credit losses or when, due to interest rate fluctuations, interest rate increases on our investments lag behind interest rate increases on our borrowings, which are expected to be predominantly variable rate.

In November 2005, we issued our first CDO through two wholly-owned subsidiaries, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC (collectively, “CDO I”). CDO I is secured by a pool of $418.7 million par value of fixed rate subordinate CMBS. CDO I issued privately placed notes totaling $275.6 million rated AAA through BBB- (“Investment Grade Bonds”). We retained a portion of the BBB- rated notes, all of the non-investment grade rated notes and all of the preferred shares. CDO I included a ramp facility that financed

$48.6 million par value of additional collateral securities. Two of the Investment Grade Bonds totaling $119.2 million were issued with floating rate coupons with a weighted average rate of LIBOR plus 0.4%. The remaining Investment Grade Bonds totaling $147.0 million, net of the portion retained by the Company, were issued with fixed rate coupons with a weighted average rate of 6.0%.

In connection with the pricing of CDO I in October 2005, through JER CRE CDO 2005-1 Limited, we entered into an amortizing swap with an initial notional balance of approximately $110 million and a final maturity of June 2015. The amortizing interest rate swap hedges the interest rate risk exposure on an amortizing principal amount of the investment-grade, floating-rate notes issued by the Company. This swap is designated as a cash flow hedge and is expected to be effective in hedging the risk of changes in ten years of interest cash outflows attributable to changes in the applicable USD-LIBOR swap rate over the term of the hedging relationship. Under the swap, we agreed to pay the counterparty a fixed interest rate of 4.943% per annum in exchange for floating payments on the applicable notional amount of interest. Prior to CDO I, we had entered into several forward-starting interest rate swaps to mitigate the risk of changes in the interest-related cash outflows on the forecasted issuance of the CDO.

We currently have a repurchase agreement in place with Banc of America Securities LLC and its affiliates which provides for financing secured by certain CMBS and mezzanine loans. The agreement closed in May 2005 and provides for a maximum of $150 million in financing with an initial maturity date of May 2006, and a one-year extension option, subject to certain conditions. We terminated a $250 million warehouse facility with Banc of America Securities, LLC and a $100 million repurchase facility with Liquid Funding in connection with the completion of our first CDO in November 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Accounting Treatment for an Investment Acquired from and Financed with a Repurchase Agreement from the Same Counterparty” for more discussion related to the treatment of transactions financed via a repurchase agreement.

Credit and Interest Rate Risk Management

Our assets are exposed to various levels of credit risk, depending on the nature of the underlying assets and the nature and level of credit enhancements supporting such assets. We originate or purchase mortgage loans that meet minimum debt service coverage standards established by us. We review and monitor credit risk and other risks of loss associated with each investment. In addition, we seek to diversify our portfolio of assets to avoid undue geographic, issuer, industry and certain other types of concentrations. The risk management staff of J.E. Robert Company, which implements and monitors our interest rate risk management program, is overseen by the head of risk management for J.E. Robert Company. Our board of directors monitors the overall portfolio risk and reviews levels of provision for loss.

Our interest rate risk management strategy is intended to mitigate the negative effects of major interest rate changes. We seek to reduce our interest rate risk from borrowings both through hedging activities and by attempting to structure the key terms of our borrowings to generally correspond (in the aggregate for the entire portfolio, and not on an asset-by-asset basis) to the interest rate and maturity parameters of our assets.

We intend to utilize a variety of financial instruments, including interest rate swaps, caps, options, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our operations. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses. Moreover, with respect to certain of the instruments used as hedges, we are exposed to the risk that the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position. If we anticipate that the income from any such hedging transaction could adversely affect our compliance with the REIT qualification requirements, we may conduct part or all of our hedging activities through a corporate subsidiary that will be fully subject to federal corporate income taxation (a taxable REIT subsidiary). Our profitability may be adversely affected during any period as a result of changing interest rates.

Investment Process

In making investment and management decisions on our behalf, our manager utilizes a carefully formulated strategy that begins with the sourcing of potential investments. We typically focus on investments from sources where J.E. Robert Company and its affiliates have a strategic advantage or a direct relationship with the counterparty. Our investment strategy is based on a very selective and disciplined approach that integrates J.E. Robert Company and its affiliates’ due diligence capacity and detailed asset underwriting process as well as their substantial experience in successfully structuring complex investments with multiple real estate, financial, and legal issues.

Our Investment Committee. Our investment committee is comprised of Joseph E. Robert, Jr., our chairman and chief executive officer, Keith W. Belcher, vice chairman of our board and executive vice president, Deborah L. Harmon, president and chief investment officer of J.E. Robert Company, Cornelia C. Buckley, senior managing director of J.E. Robert Company, Tae-Sik Yoon, our executive vice president, treasurer and chief financial officer, Todd E. Eagle, our executive vice president, and Daniel T. Ward, our secretary. Our investment committee has authority delegated by our board of directors to authorize transactions consistent with our investment guidelines. Any transaction deviating in a material way from these guidelines must be approved by our board of directors unless otherwise delegated by the board.

The following is a description of our manager’s activities during each stage of the investment process:

Sourcing Potential Investment Opportunities. We believe our manager’s relationship with J.E. Robert Company provides us with a unique pipeline of investment opportunities. J.E. Robert Company has developed an extensive network of relationships in its 25-year history in the real estate business and seeks to source transactions for us through its network of relationships with commercial and investment banks, opportunity funds, institutional investors, operating partners, borrowers and brokerage companies. J.E. Robert Company’s staff of over 40 investment and asset management professionals are very active in sourcing proprietary investment opportunities. The CMBS market has reached a substantial annual volume, with issuances exceeding $169 billion in 2005. Within this market, new transactions are brought to market by various issuers on a frequent basis, usually with several new issues each month. The sellers are comprised primarily of investment banks, commercial banks and insurance companies. Because J.E. Robert Company and its affiliates have been active in the CMBS sector since the early 1990s and have established relationships with many of the issuers of CMBS through prior investments, partnerships and management activity, our manager is well positioned to pursue new issue opportunities on our behalf. While it is typical that new issue transactions are offered in a bid format, J.E. Robert Company historically has been able to negotiate certain CMBS acquisitions due to its relationships with specific issuers and its reputation for speed, flexibility and closing ability. As of December 31, 2005, we have acquired four CMBS investments on a direct negotiation basis, rather than a bid format, from major financial institutions that J.E. Robert Company and affiliates have purchased investments from, purchased investments with or served as asset manager for in the past. Based on investment cost, these four negotiated transactions represented approximately 24.4% of our total $507 million of purchases of CMBS investments through December 31, 2005.

In addition, J.E. Robert Company’s prominence in the equity investment markets over the last ten years has positioned it well to originate both high yielding and mortgage loan debt related opportunities as well as net lease transactions for us. We believe J.E. Robert Company’s core real estate competency, coupled with its structuring flexibility and creativity, give it an advantage in direct debt obligations and net lease transactions.

Screening and Pursuit of Potential Transactions. All investments are screened prior to committing underwriting resources and are reviewed by our investment committee for conformity to our investment guidelines and overall suitability, including consideration of regulatory and portfolio risk management. A CMBS investment opportunity initially is screened based on the analysis of the asset composition of the underlying loan pool. Our manager utilizes a stress test analysis with respect to the debt service capacity of the assets and their ultimate ability to be refinanced. Based on the stress test results as well as our manager’s review of the specific product types and property locations, a preliminary loan loss estimate is derived, which is then assessed against the proposed bond structure. Other factors that our manager considers include the reputation of the underwriters and issuers, the quality of the loan underwriting, the quality of the respective borrowers and the adequacy of the related loan documents. Once the transaction is screened, the purchase parameters are bid and negotiated, and our formal due diligence process is initiated.

In considering whether to acquire or make an investment, our manager performs certain due diligence tasks that reasonably may be expected to provide relevant and material information as to the value of the loan and whether we should acquire or originate the debt. In determining the price of a loan, our manager reviews and analyzes some or all of a number of factors, depending upon their expected materiality to the transaction. These factors may include market conditions (market interest rates, the availability of refinancing and economic, demographic, geographic, tax, legal and other factors). They may also include the yield to maturity of the loan, the liquidity of the loan, the limitations on the obligations of the seller with respect to the loan, the rate and timing of payments to be made with respect to the loan, the underlying property securing the loan, the risk of adverse fluctuations in the market values of the underlying property as a result of economic or political events or governmental regulations, the historical performance and other attributes of the borrower or property manager responsible for managing the underlying property, relevant laws limiting actions that may be taken with respect to loans secured by real property or other ownership interests, and limitations on recourse against the borrowers following realization on the collateral, risks of timing with respect to loan prepayments, risks associated with geographic concentration of underlying assets, environmental risks, pending and threatened litigation, other liens and other issues relating to title, a prior history of defaults by affiliated parties on similar and dissimilar obligations and other factors.

Due Diligence. Our manager subjects potential transactions to rigorous analysis to optimize pricing and structuring. Our manager relies on the personnel provided to it by J.E. Robert Company to conduct due diligence on our behalf. Neither we nor our manager have a dedicated full-time staff to diligence our investments. From a real estate perspective, the due diligence includes, but is not limited to:

•	conducting a thorough analysis, regardless of the recourse nature of a loan, of the borrower’s investment history, reputation, credit history, investment focus and expertise;

•	making site visits to assess the economic viability of the property including tenant and overall property viability;

•	reviewing submarket supply and demand and existing and planned competitive properties;

•	reviewing local submarket rental and sales comparables;

•	reviewing issuer and third party valuations and appraisals of the property, if applicable, and the loan to value ratio with respect to the property;

•	performing legal, accounting, environmental, zoning and structural analyses of the property and borrower;

•	reviewing the level and stability of cash flow from the underlying property to service the mortgage debt;

•	analyzing the availability of capital for refinancing by the borrower if the loan does not fully amortize;

•	reviewing loan documents to determine the lender’s rights, including personal guarantees, additional collateral, default covenants and other remedies as well as the lender’s rights under any intercreditor agreements; and

•	making appropriate modifications to reflect the underlying collateral and borrower credit risk, including requiring letters of credit or other liquid instruments to ensure timely payments and loan to value ratios appropriate for the yield.

As a result of the real estate review, a cash flow forecast for each collateral property is prepared and a valuation is assigned. The performance of the respective loan is then forecast and individual loan losses are projected with regard to some CMBS issuances, in particular on non-investment grade CMBS, which are priced on a risk adjusted basis. These calculations are affected by the securitization structure, which is evaluated, modeled and reviewed in order to evaluate the bond level cash flows. Sensitivity analysis is performed in consideration of differing levels of loan losses, variances in the timing of loan payoffs or prepayments, loan extension scenarios and with respect to changing interest rates. In all cases, we consider the potential impact on the risk profile of our investment portfolio and the impact on cash flow after we implement financing at the company level, whether in the form of a CDO or some other debt instrument. Where certain assets within a securitization are deemed to constitute an excessive risk, they are either appropriately priced for, or the subject assets are rejected from the pool or further structured to mitigate the risk to us.

Investment Committee Participation. Following investment screening and initial due diligence, our investment committee reviews all potential transactions to consider REIT and Investment Company Act compliance issues as well as pricing, structuring, real estate and borrower risk, finance capability, hedging and portfolio risk management. Although we will receive legal advice in connection with the acquisition of assets for which there is uncertainty with respect to the REIT rules and Investment Company Act treatment, we do not intend to receive a legal opinion in connection with each acquisition. Following execution of a terms agreement with the counterparty, the investment committee supervises final due diligence to the extent applicable. Upon completion of due diligence and prior to making any binding debt commitments or investments, our investment committee considers the impact of any material findings on the transaction’s risk profile. Some investments may be presented to our board of directors for consideration. All completed transactions are then reported to our board of directors. Our independent directors must unanimously approve any acquisition from or sale to an affiliate of J.E. Robert Company.

Closing. The CMBS closing process is extensive due to the documentation associated with the bond issuance, including the loan sale agreement, the various trust documents and the associated servicing agreement. Included in the servicing documentation is the pooling and servicing agreement, which governs the responsibilities of the special servicer. J.E. Robert Company has established relationships with legal counsel and has streamlined the closing process in order to minimize the associated cost, while achieving the requisite document provisions.

Non-CMBS closings are completed to the extent possible on our own standard documentation, but many debt investments are on documents specific to that transaction. Those documents are negotiated by our manager with the support of the general counsel of our manager and outside counsel. Funding controls are in place with our chief financial officer to ensure that no funding takes place until all documents are in place and security interests perfected.

Asset Management

Our manager (with the assistance of J.E. Robert Company as special servicer where appropriate) performs the following asset management functions for us:

Investment Monitoring. Our manager actively monitors and manages our investments. Surveillance on each investment is performed on an ongoing basis as updated collateral information is obtained, including property operating statements and rent rolls. This information is analyzed and compared against original underwriting forecasts. A negative variance in net operating income or in occupancy may result in the asset being placed on a “watch list.” Submarket trends and physical site inspections are also reviewed and evaluated with regard to future performance. Our investment committee periodically reviews the portfolio on a formal basis to consider any watch list assets and determine any appropriate actions and reserve adjustments. Throughout the surveillance process, asset management steps are taken as warranted in order to maximize the return on the investment.

Cash Collections. To the extent possible, we will enter into cash collection and lock box agreements, in particular on high yield investments.

Collateral Valuation. Our manager is responsible for determining the value of the collateral property, including an analysis of the condition of the property, existing tenant base, current information and comparable market rents, occupancy and sales. When appropriate, our manager also conducts an investigation of the borrower to identify other potential sources of recovery, including other non-real estate collateral and guarantees. Our manager then is responsible for reviewing the collateral operating statements on an ongoing basis and within the market in order to accurately track asset value and cash flow performance.

Recovery Strategies. To the extent a default is realized with respect to an investment, our manager is responsible for recommending and implementing the appropriate recovery strategy in order to produce the highest present value recovery. This may include demand for payment, forbearance, modification, compromise, deed-in-lieu of foreclosure, foreclosure and litigation. Typically, a number of alternatives can then be compared on a net present value basis and consideration given to the risks related to executing each alternative. Our manager’s real estate operating and distressed debt workout management experience put us in a strong position to manage defaults or other problems that may arise with our investments.

The Management Agreement

We are party to a management agreement with JER Commercial Debt Advisors LLC, our manager, pursuant to which our manager provides for the day-to-day management of our operations.

Management Services

The management agreement requires our manager to oversee our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. Our manager operates under the direction of our board of directors. Our manager is responsible for (i) our purchase and sale of real estate securities and other real estate-related assets, (ii) management of our real estate, including arranging for acquisitions, sales, leases, maintenance and insurance, (iii) the purchase, sale and servicing of mortgages for us, and (iv) providing us with investment advisory services. Our manager is responsible for our day-to-day operations and performs (or causes to be performed) services and activities relating to our assets and operations as may be appropriate, including, without limitation, the following:

•	serving as our consultant with respect to formulation of investment criteria and preparation of policy guidelines by our board of directors;

•	counseling us in connection with policy decisions to be made by our board of directors;

•	investigating, analyzing and selecting potential investment opportunities for us;

•	making decisions concerning the evaluation, purchase, negotiation, structuring, monitoring, and disposition of our investments, including the accumulation of assets for securitization; however, the board of directors will review all investments where an affiliate or related party is involved. Additionally, from time to time the manager may present certain investments to the board of directors for approval either because of the size of the investment, the parties involved or some other term or feature of the investment;

•	evaluating, recommending and approving all decisions regarding any financings, securitizations, hedging activities or borrowings undertaken by us;

•	arranging for the issuance of mortgage backed securities from pools of mortgage loans or mortgage backed securities owned by us;

•	making available to us its knowledge and experience with respect to real estate, real estate related assets and real estate operating companies;

•	engaging and supervising, on our behalf and at our expense, independent contractors that provide real estate brokerage, legal, accounting, transfer agent, registrar and leasing services, master servicing, special servicing, mortgage brokerage, securities brokerage, banking, investment banking and other financial services and such other services as may be required relating to our investments or potential investments;

•	engaging and supervising, on our behalf and at our expense, other service providers to us; and

•	providing certain general management services to us relating to our day-to-day operations and administration (including, e.g., communicating with the holders of our equity and debt securities as required to satisfy the reporting and other requirements of any governing bodies or agencies and to maintain effective relations with these holders, causing us to qualify to do business in all applicable jurisdictions, complying with all regulatory requirements applicable to us in respect of our business activities, including preparing all financial statements required under applicable regulations and contractual undertakings and all reports and documents, if any, required under the Exchange Act, and causing us to comply with all applicable laws).

Our manager has not assumed any responsibility other than to render the services called for under the management agreement and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our manager, its directors and its officers are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders for acts performed in accordance with and pursuant to the management agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. We have agreed to indemnify J.E. Robert Company and our manager, and their respective directors and officers with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their respective duties, performed in good faith in accordance with and pursuant to the management agreement and the related services agreement. Our manager has agreed to indemnify us, our directors and officers with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our manager not constituting bad faith, willful misconduct, gross negligence or reckless disregard of its duties under the management agreement. Our manager carries errors and omissions and other customary insurance.

J.E. Robert Company, through our manager, provides to us key personnel whose primary responsibility is to provide management services to us. These persons devote as much of their time to our management as our board of directors reasonably deems necessary and appropriate, commensurate with our level of activity. Through J.E. Robert Company and our manager, we are seeking additional senior officers. There is no assurance that such additional senior officers will be identified.

Pursuant to an agreement between us, our manager and J.E. Robert Company, J.E. Robert Company has agreed to provide our manager with the personnel, services and resources as needed by our manager to enable it to carry out its obligations and responsibilities under the management agreement. Pursuant to the management agreement, J.E. Robert Company is not liable to us or our manager for any acts or omissions performed in accordance with and pursuant to the agreement except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard for its duties. Our manager is not significantly capitalized and does not have its own facilities or employees separate from J.E. Robert Company.

Term and Termination Rights

The management agreement has an initial term of two years and will be automatically renewed for one-year terms thereafter unless terminated by either us or our manager. The management agreement does not limit the number of renewal terms. The management agreement may only be terminated without cause upon the date of completion of the initial term of the management agreement, which is June 4, 2006. Our manager must be provided 180 days prior notice of any termination without cause or non-renewal of the agreement and under those circumstances will be paid a termination fee, within ninety days of termination, equal to four times the sum of our manager’s base management fees and incentive fees for the 12-month period preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. In addition, following any termination of the management agreement, we must pay our manager all compensation accruing to the date of termination. We also may not assign the management agreement in whole or in part to a third party without the written consent of our manager.

In addition, if we decide to terminate the management agreement without cause due to fees that our independent directors have determined to be unfair, our manager may agree to perform its management services at fees our independent directors determine to be fair, and the management agreement will not terminate. Our manager may give us notice that it wishes to renegotiate the fees, in which case we and our manager must negotiate in good faith, and if we cannot agree on a revised fee structure at the end of our 180 day notice period, the agreement will terminate, and we must pay the termination fees described above.

We may also terminate the management agreement with 60 days’ prior notice for cause, which is defined as (i) our manager’s fraud or gross negligence, (ii) our manager’s willful noncompliance with the management agreement, (iii) the commencement of any proceeding relating to our manager’s bankruptcy or insolvency or a material breach of any provision of the management agreement, uncured for a period of 60 days or (iv) a change in control of our manager. Our manager may at any time assign certain duties under the management agreement to any affiliate of our manager provided that our manager shall remain liable to us for the affiliate’s performance.

Management Fees and Incentive Compensation

We do not maintain an independent office or employ personnel. In addition, our manager has no employees. As a result, we rely on the facilities, resources and personnel of J.E. Robert Company to conduct our operations. The management fee is payable monthly in arrears in cash, and the incentive fee is payable quarterly in arrears in cash. The base management fee and incentive fee are intended to reimburse J.E. Robert Company for providing personnel to our manager to satisfy our manager’s obligation to provide certain services to us. Our manager and J.E. Robert Company may also be entitled to certain expense reimbursements as described below. Expense reimbursements to our manager or J.E. Robert Company are made monthly.

Base Management Fee. We pay our manager a base management fee monthly in arrears in an amount equal to 1/12 of the sum of (i) 2.0% of the first $400 million of our equity and (ii) 1.5% of our equity in an amount in excess of $400 million and up to $800 million and (iii) 1.25% of our equity in excess of $800 million. For purposes of calculating the base management fee, our equity equals the month-end value, computed in accordance with generally accepted accounting principles, of our stockholders’ equity, adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income. Our manager uses the proceeds from its management fee in part to pay compensation to J.E. Robert Company officers and employees provided to us through our manager who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. During the year ended December 31, 2005, we incurred $5.4 million in base management fees in accordance with the terms of our management agreement.

Incentive Compensation. Our manager is entitled to receive quarterly incentive compensation pursuant to the terms of the management agreement with us. The purpose of the incentive compensation is to provide an additional incentive for our manager to achieve targeted levels of Funds From Operations and to increase our stockholder value. Our manager is entitled to receive quarterly incentive compensation in an amount equal to the product of:

(i) 25% of the dollar amount by which

(a) our Funds From Operations per share of common stock for such quarter (before calculation of the incentive fee but after taking into account the Base Management fee) exceed

(b) an amount equal to (A) the weighted average prices per share of our common stock in all offerings by us multiplied by (B) the greater of (1) 2.25% or (2) .875% plus one fourth of the 10-year U.S. treasury rate (as defined below) for such quarter multiplied by

(ii) the weighted average number of shares of common stock outstanding in such quarter.

“Funds From Operations” means net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Funds From Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

“10-year U.S. treasury rate” means the arithmetic average of the weekly average yield to maturity for actively traded current coupon U.S. Treasury fixed interest rate securities (adjusted to a constant maturity of 10 years) published by the Federal Reserve board during a quarter, or, if such rate is not published by the Federal Reserve board, any Federal Reserve bank or agency or department or the federal government selected by us. If we determine in good faith that the 10-year U.S. treasury rate cannot be calculated as provided above, then the rate shall be the arithmetic average of the per annum average yields to maturities, based upon closing asked prices on each business day during a quarter, for each actively traded marketable U.S. Treasury fixed interest rate security with a final maturity date not less than eight nor more than 12 years from the date of the closing asked prices as chosen and quoted for each business day in each such quarter in New York City by at least three recognized dealers in United States government securities selected by us.

The following example illustrates how we would calculate our quarterly incentive compensation in accordance with the management agreement.

Assume the following:

•	Funds From Operations for the quarter equals $10,000,000;

•	25,687,035 shares of common stock are outstanding and the weighted average number of shares of common stock outstanding during the quarter is 25,687,035;

•	U.S. treasury rate is 4.5%; and

•	weighted average offering price per share of common stock is $16.50.

Under these assumptions, the quarterly incentive fee payable to our manager would be $115,592 as calculated below:

1.	Funds From Operations per share ($10,000,000/25,687,035)	$0.3893
2.	Weighted average offering price per share of common stock ($16.50) multiplied by the greater of (A) 2.25% or (B) 0.875% plus one-fourth of 10-year U.S. Treasury rate	$0.3713
3.	Excess of Funds From Operations per share over amount calculated in 2 above ($0.3893-$0.3713)	$0.018
4.	Weighted average number of shares outstanding multiplied by the amount calculated in 3 above (25,687,035 x $0.018)	$462,367
5.	Incentive Fee equals 25% of amount calculated in 4 above	$115,592

Pursuant to the calculation formula, if Funds From Operations increases and the weighted average share price and shares of common stock outstanding remain constant, the incentive fee will increase.

During the year ended December 31, 2005, we incurred $0.2 million in incentive fees.

Reimbursement of Expenses. We pay all our operating expenses. The expenses required to be paid by us include, but are not limited to, transaction costs incident to the acquisition, disposition and financing of our investments, legal and auditing fees and expenses, the compensation and expenses of our independent directors, the costs associated with our establishment and maintenance of any credit facilities and other indebtedness (including commitment fees, legal fees, closing costs and similar expenses), expenses associated with other securities offerings by us, expenses relating to the payment of dividends, costs incurred by personnel of J.E. Robert Company for travel on our behalf, costs associated with any computer software or hardware that is used primarily for us, all taxes and license fees, all insurance costs incurred by us and our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of J.E. Robert Company and its affiliates required for our operations.

In accordance with the provisions of our management agreement, we recorded reimbursements to our manager of $0.6 million for certain expenses incurred on our behalf for the year ended December 31, 2005, which are included in general and administrative expenses in the financial statements included elsewhere in this report.

Under the management agreement, our manager may engage J.E. Robert Company or its affiliates to perform certain legal, accounting, due diligence, asset management, securitization, property management, brokerage, loan servicing, leasing and other services that outside professionals or outside consultants otherwise would perform on our behalf. J.E. Robert Company and its affiliates may be reimbursed or paid for the cost of performing such tasks, provided that such costs and reimbursements are no greater than those that would be paid to outside professionals or consultants on an arm’s-length basis. In addition, our manager is reimbursed for any expenses incurred in contracting with third parties. In addition, each CMBS securitization requires that a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. As our manager does not have special servicer status, it appoints J.E. Robert Company or another entity that has special servicer status as the special servicer whenever we acquire a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company received $0.4 million in fees as special servicer during the year ended December 31, 2005. All fees due to J.E. Robert Company as special servicer are paid either by the securitization vehicle or the borrower and not by us. Under the management agreement, our manager is responsible for all costs incident to the performance of its duties under the management agreement, including the employment compensation of J.E. Robert Company personnel who perform services for us pursuant to the management agreement.

Incentive Awards. On the date of consummation of the private placement in June 2004, we granted 335,000 shares of common stock to our manager and an aggregate of 6,000 shares of restricted stock to our three independent directors pursuant to the incentive plan. Subsequent to the private placement, Frank Caufield and James Kimsey joined our board of directors and in July 2004, each was granted 2,000 shares of restricted stock. In September 2005, we granted each of our independent directors an additional 2,000 shares of restricted stock pursuant to the automatic annual restricted stock awards provided for in our incentive plan. In the sole discretion of the compensation committee of our board of directors, we may from time to time grant additional equity incentive awards pursuant to the incentive plan. These awards provide a means of performance-based compensation in order to provide an additional incentive for our manager and our directors to enhance the value of our common stock. These awards described above were made pursuant to the incentive plan and are subject to the maximum number of shares available for issuance (1,150,000 shares) under the incentive plan.

Conflicts of Interest in Our Relationship with Our Manager and J.E. Robert Company

Our chairman and chief executive officer, Joseph E. Robert, Jr., also serves as chairman and chief executive officer of J.E. Robert Company, Inc. and, at the time of our formation when our management agreement, incentive compensation plan and other organizational matters were approved for us, Mr. Robert was our sole stockholder and our sole director. In addition, Mr. Robert beneficially owns 78% of our manager as of the date hereof. As a result, these matters were not negotiated at arm’s length and their terms, including fees payable to our manager, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

J.E. Robert Company and its affiliates currently manage and invest in, and will continue to manage and invest in, other real estate-related investment entities and are not required to devote a specific amount of time to us. In addition, our chairman and chief executive officer and our other officers also serve as officers and directors of these other entities. Affiliates of the J.E. Robert Company, in their capacity as general partner of the JER Funds, are currently in the process of making investments in a wide range of commercial real estate equity and debt assets for JER Fund III, one of the JER Funds. The JER Fund III partnership agreement provides that neither J.E. Robert Company nor any affiliate can close on another pooled investment vehicle with objectives substantially similar to those of JER Fund III, other than certain kinds of funds, including a JER CMBS Fund. The JER Fund III partnership agreement further provides that none of J.E. Robert Company and its affiliates shall make investments outside of JER Fund III that are substantially similar to the type of investments to be made by

JER Fund III, except for investments that a JER CMBS Fund is permitted to make under its governing documents. It is J.E. Robert Company’s intention that we qualify as a JER CMBS Fund under the JER Fund III partnership agreement. The JER Fund III partnership agreement defines a “JER CMBS Fund” as a fund organized by J.E. Robert Company or any of its affiliates to “primarily” invest in (a) CMBS and other related loans issued in connection with conduit securitizations and (b) residential mortgages and related securities. The JER Fund III partnership agreement defines “conduit securitizations” as CMBS collateralized primarily by newly originated loans (i) issued for the purposes of securitizations, (ii) with fixed interest rates and maturities of seven to ten years and (iii) with loan to value ratios generally averaging approximately 75% and debt service coverage ratios generally averaging 1.25x based on net cash flow from the underlying real estate, all as reasonably determined by an affiliate of J.E. Robert Company as general partner acting in good faith. We contemplate investing in a variety of structured finance products, including CMBS issued in connection with conduit securitizations, mezzanine loans, B-Note participations in mortgage loans, commercial loans, loans to real estate companies, and net leased real estate. We may also invest in residential mortgages and related securities such as residential mortgage backed securities. The ability of our manager to invest in these types of structured finance products on our behalf is limited, but not completely restricted, so long as we meet the definition in the JER Fund III partnership agreement of a JER CMBS Fund, which requires us to invest “primarily” in (a) CMBS and other related loans issued in connection with conduit securitizations and (b) residential mortgages and related securities. The JER Fund III partnership agreement does not define “primarily.” The general partner of JER Fund III has advised us that it interprets “primarily” to mean more than 50%. The JER Fund III partnership agreement may prevent our manager from pursuing desirable investment opportunities on our behalf and subject us to the risk that we will be limited in our ability to refocus our investment strategy if trends in the availability and performance of residential mortgages and related securities and conduit securitization investments make such a change desirable.

While we intend to target primarily conduit commercial mortgage backed securities, mezzanine loans, bridge loans, B-Notes, preferred equity, loans to real estate companies, mortgage loans and net leased real estate and residential mortgages and related securities, JER Fund III seeks to invest in direct ownership of real estate, non-conduit commercial mortgage backed securities, equity securities, preferred equity and high yield debt (typically with equity participation). The investments we intend to pursue may overlap with the investment objectives of JER Fund III. J.E. Robert Company has developed a conflicts policy in an effort to provide fair treatment of us and JER Fund III with respect to investment allocation. Acting reasonably and in good faith, J.E. Robert Company will determine if any real estate debt products sourced for either JER Fund III or us meet both our own and JER Fund III’s investment objectives, taking into account such considerations as risk/return objectives, nature of the investment focus of each entity, leverage and other restrictions, tax and regulatory issues, expected holding periods, current pay or accrual features, product and geographic concentration, the relative sources of capital and any other consideration deemed relevant by J.E. Robert Company. We and JER Fund III may both acquire any such overlapping investments subject to the applicable provisions of the conflicts of interest policy. If there is an overlap on a particular investment, J.E. Robert Company will allocate the investment opportunity equally between us and JER Fund III wherever reasonably practicable. Where J.E. Robert Company determines that an equal allocation is not reasonably practicable, it will allocate that investment in a manner that it determines in good faith to be fair and reasonable. J.E. Robert Company will also apply the foregoing allocation procedures between us and any future investment funds, companies or vehicles or other entities it controls with which we have overlapping investment objectives. J.E. Robert Company may alter these policies at any time without notice to or input from us or our stockholders.

We are permitted to invest in debt securities or loans relating to real estate assets where JER Fund III has an equity interest, subject to our conflict policies. However, in the event of a default under that indebtedness, we must either give control of the foreclosure or restructuring process to other unaffiliated holders of that debt or transfer decision making power to an unaffiliated entity.

J.E. Robert Company also intends to engage in additional real estate-related management and investment opportunities in the future that may also compete with us for investments. J.E. Robert Company will also apply the foregoing allocation procedures between us and any future fund it controls with which we have overlapping investment objectives. However, so long as the management agreement is in effect, J.E. Robert Company has agreed not to raise, sponsor or advise any new investment fund, company or vehicle (including any REIT) that invests primarily in conduit CMBS and other related loan products in the United States.

The management compensation structure that we have agreed to with our manager may also cause our manager to invest in high risk investments. In addition to its base management fee, our manager is entitled to receive incentive compensation based in part upon our achievement of targeted levels of Funds From Operations. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on Funds From Operations may lead our manager to place undue emphasis on the maximization of Funds From Operations at the expense of other criteria, such as preservation of capital, in order to achieve a higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our invested portfolio.

The management agreement between us and our manager may only be terminated by either party to the agreement without cause after the completion of the initial term of the management agreement on June 4, 2006. Our manager will be provided 180 days prior notice of any such termination and will be paid a termination fee, within ninety days of termination, equal to four times the sum of the base management fee and the incentive fee for the 12-month period preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. In addition, following any termination of the management agreement, we must pay our manager all compensation accruing to the date of such termination. We also may not assign the management agreement in whole or in part to a third party without the written consent of our manager. These provisions increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our manager without cause.

Our manager is authorized to follow very broad investment guidelines and has great latitude within those guidelines in determining the types of assets it may decide are proper investments for us. Our directors periodically review our investment guidelines and our investment portfolio. However, our board will not review each proposed investment. In addition, in conducting periodic reviews, the directors will rely primarily on information provided to them by our manager. Furthermore, transactions entered into by our manager may be difficult or impossible to unwind by the time they are reviewed by our directors.

We have adopted certain policies that are designed to eliminate or minimize certain potential conflicts of interest. Our board of directors has established investment guidelines, and our independent directors have approved these investment guidelines. Except with respect to the allocation of investments made pursuant to J.E. Robert Company’s conflicts policy in effect with respect to us and JER Fund III, we are not permitted to invest in joint ventures with our manager or its affiliates unless the investment is (i) made in accordance with the above guidelines and (ii) approved by all of the independent members of our board of directors. In addition, we are not permitted to (i) consummate any transaction that would involve the acquisition by us of an asset in which our manager or any of its affiliates has an ownership interest, or the sale by us of an asset to our manager or any of its affiliates, (ii) under circumstances where our manager is subject to an actual or potential conflict of interest because it is manages both us and any other person with which we have a contractual relationship, take any action constituting the granting to such person of a waiver, forbearance or other relief, or the enforcement against such person of remedies, under or with respect to the applicable contract or (iii) make a loan to any affiliate of our manager, unless such transaction or action is approved by all independent members of our board.

Employees/Services Agreement with J.E. Robert Company

Neither we nor our manager have any employees. We and our manager have entered into a services agreement with J.E. Robert Company to provide our manager with the personnel, services and resources necessary for our manager to perform its obligations and responsibilities under the management agreement, including due diligence, asset management and credit risk management. No employee of J.E. Robert Company will dedicate all of his or her time to us. Pursuant to the services agreement, J.E. Robert Company provided our manager with the equivalent of 10 to 20 full time employees during the calendar year 2005. It is anticipated that the number of full time employees provided by J.E. Robert Company will increase as we acquire more investments.

Competition

We are subject to significant competition in seeking investments. We compete with several other companies for investments, including other REITs, insurance companies and other investors. Recently, there has been increased competition in the CMBS market in particular, with many companies seeking to invest in CMBS issuances. We believe that the overall mezzanine market is growing because purchasers of commercial real estate are increasingly using mezzanine debt and preferred equity financing to reduce their required equity investment and to attain greater leverage on their equity. However, at the same time, we believe that there is and will continue to be greater competition among providers of mezzanine financing, which could result in declining interest rates on mezzanine financing. Some of our competitors have greater resources than we do and we may not be able to compete successfully for investments.

Compliance With The Americans With Disabilities Act Of 1990

Properties that we may acquire, and the properties underlying our investments, will be required to meet federal requirements related to access and use by disabled persons as a result of the Americans with Disabilities Act of 1990. In addition, a number of additional federal, state and local laws may require modifications to any properties we purchase, or may restrict further renovations of our properties, with respect to access by disabled persons. Noncompliance with these laws or regulations could result in the imposition of fines or an award of damages to private litigants. Additional legislation could impose additional financial obligations or restrictions with respect to access by disabled persons. If required changes involve greater expenditures than we currently anticipate, or if the changes must be made on a more accelerated basis, our ability to make expected distributions could be adversely affected.

Compliance With Federal, State And Local Environmental Laws

Properties that we may acquire, and the properties underlying our investments, are subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances or petroleum product releases at, on, under or in its property. These laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of the hazardous or toxic substances. The costs of investigation, remediation or removal of these substances may be substantial and could exceed the value of the property. An owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to materials containing asbestos. These laws allow third parties to seek recovery from owners of real properties for personal injuries associated with materials containing asbestos. Our operating costs and the values of these assets may be adversely affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, and our income and ability to make distributions to our stockholders could be affected adversely by the existence of an environmental liability with respect to our properties. We will endeavor to ensure our properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products.

Operating Policies and Strategies

Investment Company Act Considerations

We conduct our operations so as not to be regulated as an investment company under the Investment Company Act of 1940, as amended. We rely on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act (and potentially Section 3(c)(6) if, from time to time, we engage in our real estate business through one or more majority-owned subsidiaries). Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in “mortgages and other liens on and interests in real estate” (“Qualifying Real Estate Assets”) and at least 80% of our assets in Qualifying Real Estate Assets plus real estate related assets (“Real Estate Related Assets”). The assets that we acquire, therefore, are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act. In addition, we may not issue redeemable securities.

We intend to invest in CMBS. CMBS are securities backed by pools of loans secured by first or, less often, junior mortgages. The pool of mortgages generally is administered by a trustee, a master servicer and a special servicer. Although each plays an important role in administering the pool of mortgages, the trustee and the master servicer generally exercise ministerial functions, whereas the duties of the special servicer include, among other things, monitoring the mortgage loans in the CMBS pool, evaluating defaulted mortgage loans with a view toward developing a plan to maximize the recovery on such loans, foreclosing upon or working out defaulted mortgage loans and recommending and implementing a plan that details whether and how to sell, and negotiating the sale of, distressed properties acquired through foreclosure or otherwise working out such loans. The most subordinate class of a CMBS issuance is in the first loss position and is referred to as the “controlling class” because the holder of a majority of that class has the right to hire and remove the special servicer and to provide instructions to the special servicer with respect to the foreclosure/workout of defaulted mortgage loans. In addition, if the special servicer for any reason does not follow the instructions of the holder of a majority of the controlling class with respect to the foreclosure or workout of a defaulted mortgage loan, the majority holder of such class has the unilateral right to acquire the mortgage out of the pool and foreclose upon the mortgage itself.

On the date of issuance, the controlling class of a CMBS issuance generally is the “NR” or “not rated” class. After issuance, however, should the outstanding principal balance of the NR class erode by more than 75% of its initial face amount, the rights originally exercised by the NR class, as the controlling class, are automatically transferred to the holder of a majority of the next more senior class, and this process repeats with each class all the way up the capital structure. This self executing mechanism is intended to ensure that the class of CMBS that is then most “at risk” for losses has the control and discretion necessary to protect its interest, including the rights of foreclosure on the underlying mortgages.

In order to ensure that we will be able to exercise the rights of the controlling class, we generally acquire 100% of the NR, B and BB classes of a CMBS issuance. In fact, the NR, B and BB classes often are sold as a “block transaction” because of the extensive due diligence that must be conducted in order for the purchaser of these classes of CMBS to evaluate the risks and to model the profitability of an investment in such classes of CMBS. We view our investment in the subordinate classes of a CMBS issuance as a single real estate investment, even though for rating agency reasons, the subordinate classes of a CMBS issuance may be divided into multiple classes. In addition, even though the subordinate CMBS may be divided into multiple classes, all of the subordinate classes are typically paid the same coupon based on the weighted average coupon of the underlying mortgage loans. Thus, the only material difference in the non-investment grade classes is the level of subordination.

Where we acquire 100% of the controlling class of a CMBS issuance, we consider the controlling class to be a Qualifying Real Estate Asset, because it has the ability to cause foreclosure of the mortgages underlying the CMBS issuance. In addition, when we acquire 100% of the controlling class of a CMBS issuance and 100% of sequentially contiguous non-investment grade classes of the same CMBS issuance, we have the same legal and economic experience as if we had purchased the pool of mortgages underlying the CMBS and partially capitalized such purchase by issuing the investment grade classes of CMBS. Consequently, in addition to the controlling class, we consider each non-investment grade class that we acquire that is senior to the controlling class to be a Qualifying Real Estate Asset, provided that (i) we acquire 100% of such a class and 100% of the respective controlling class, (ii) each such class is sequentially contiguous with the controlling class and (iii) each such class is entitled to exercise all rights of the initial controlling class, including foreclosure rights, if it becomes the controlling class. For example, if we acquire 100% of the NR class of a CMBS issuance and 100% of the B and BB classes of the CMBS issuance, we will treat each such class as a Qualifying Real Estate Asset.

Some CMBS pools in which we invest include loans secured by mortgages with respect to which the special servicer, and consequently we, do not have the unilateral right to foreclose. We refer to these loans as “real estate related notes.” With respect to real estate related notes, the special servicer exercises many of the rights and duties described above, including monitoring the real estate related notes, evaluating defaulted real estate related notes with a view toward developing a plan to maximize the return on such notes, discussing such plans with other loan participants and, if collectively agreed, monitoring and exercising such foreclosure rights on behalf of the CMBS pool.

If we acquire the controlling class and sequentially contiguous classes of a CMBS pool as described above and the CMBS pool contains some real estate related notes, we believe our investment is the functional equivalent of direct ownership of the mortgages and the real estate related notes underlying the CMBS issuance, because we have the same legal and economic experience as if we had purchased the mortgages and the real estate related notes and partially capitalized such purchase by issuing the investment grade classes of CMBS. The SEC’s staff, however, has stated to us that they are expressing no view as to whether the controlling class and sequentially contiguous classes of a CMBS pool that contains some real estate related notes are Qualifying Real Estate Assets or Real Estate Related Assets and may in the future take a view different than or contrary to our analysis. We are in the process of applying for no-action relief with respect to controlling classes and sequentially contiguous classes of CMBS in general, and in particular with respect to such classes when issued by pools that contain real estate related notes.

In the absence of SEC guidance with respect to CMBS pools that contain some real estate related notes, we treat a portion of our investment in such pools as Qualifying Real Estate Assets only when the real estate related notes comprise a de minimis portion of the entire pool. Accordingly, when we acquire the controlling class and sequentially contiguous classes of a CMBS pool in which the outstanding principal balance of real estate related notes is 15% or less of the outstanding principal balance of the entire pool, we treat the mortgages over which we have the unilateral right to foreclose in the CMBS pool as Qualifying Real Estate Assets and the real estate related notes in the pool as Real Estate Related Assets. To reflect this treatment, we pro rate our investment in such a CMBS pool and treat as a Qualifying Real Estate Asset only that portion of our investment in the CMBS pool equal to the value of our investment multiplied by a fraction, the numerator of which is the outstanding principal balance of the mortgages in the CMBS pool over which we have the unilateral right to foreclose and the denominator of which is the outstanding principal balance of all of the mortgages in the CMBS pool, including the real estate related notes. If we acquire the controlling class and sequentially contiguous classes of a CMBS pool in which the outstanding principal balance of real estate related notes is more than 15% of the outstanding principal balance of the entire pool, we treat our entire investment in such a pool as a Real Estate Related Asset.

We initially intend to satisfy the requirements of Section 3(c)(5)(C) by investing at least 55% of our assets in CMBS that are Qualifying Real Estate Assets as described in the preceding paragraphs. If we transfer part or all of any such class, we will no longer treat that class or any class senior to that class as a Qualifying Real Estate Asset. In addition, from time to time, we may acquire other real estate investments that are Qualifying Real Estate Assets, such as real estate assets, mortgages and agency or privately issued whole pool certificates, and may treat other classes of CMBS as Qualifying Real Estate Assets if the SEC or its staff expresses a view that such classes are Qualifying Real Estate Assets.

The staff of the SEC has not defined Real Estate Related Assets. Based on existing staff pronouncements, we view Real Estate Related Assets more broadly than Qualifying Real Estate Assets. Real Estate Related Assets generally would include noncontrolling debt and equity securities issued by companies engaged in the real estate business, such as REITs, and agency and privately issued partial pool certificates that are not otherwise treated as Qualifying Real Estate Assets, including interests in a CMBS issuance acquired by us that do not satisfy the requirements set forth above. We currently consider real estate mezzanine loans and B-notes that we acquire to be Real Estate Related Assets, although we may treat these assets as Qualifying Real Estate Assets if the SEC or its staff expresses a view that such assets are Qualifying Real Estate Assets.

If we fail to own a sufficient amount of Qualifying Real Estate Assets or Real Estate Related Assets to satisfy the requirements of Section 3(c)(5)(C) and could not rely on any other exemption or exclusion under the

Investment Company Act, we could be characterized as an investment company. The risk that we might be characterized as an investment company subject to registration and regulation under the Investment Company Act is greater to the extent that we invest in pools of CMBS that contain some real estate related notes. If the SEC’s staff does not grant us no-action relief or grants us relief on terms different than our analysis, we would be required to either (i) change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could have a materially adverse effect on us and the market price for our common stock.

Market/Interest Rate Risk Management

To the extent consistent with our election to qualify as a REIT, we follow an interest rate risk management strategy intended to mitigate the negative effects of major interest rate changes. We seek to minimize our interest rate risk from borrowings by attempting to structure the key terms of our borrowings to generally correspond to the key terms of our assets.

Hedging Activities

We have entered into interest rate swap agreements to attempt to reduce the interest rate risk on our indebtedness. For a further description, see “Management’s Discussion & Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.” In the future, we may enter into similar arrangements to protect our investment portfolio from interest rate fluctuations and other changes in market conditions. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk as our manager determines is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our status as a REIT. In general, income from hedging transactions does not constitute qualifying income under current law for purposes of the REIT gross income requirements. To the extent, however, that we enter into a hedging transaction to reduce interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income or gain that we derive from the transaction would be excluded from gross income for purposes of the REIT 95% gross income test, and would be treated as income that does not qualify for purposes of the 75% gross income test. Our manager may elect to have us bear a level of interest rate risk that could otherwise be hedged when it believes, based on all relevant facts, that bearing such risk is advisable.

Disposition Policies

Our manager evaluates our asset portfolio on a regular basis to determine if it continues to satisfy our investment criteria. Subject to certain restrictions applicable to REITs, we may sell our investments opportunistically and use the proceeds of any sale for debt reduction, additional acquisitions or working capital purposes.

Equity Capital Policies

Subject to applicable law, our board of directors has the authority, without further stockholder approval, to issue additional authorized common stock and preferred stock or otherwise raise capital, including through the issuance of senior securities, in any manner and on the terms and for the consideration it deems appropriate, including in exchange for property. Our existing stockholders, and purchasers of common stock, will have no preemptive right to purchase additional shares issued in any offering, and any offering might cause significant dilution of your investment. We may in the future issue common stock in connection with acquisitions of additional investments.

We may repurchase our common stock in private transactions with our stockholders, if those purchases are approved by our board of directors. Our board of directors has no present intention of causing us to repurchase any shares of our common stock, and any action would only be taken in conformity with applicable federal and state laws and the applicable requirements for qualifying as a REIT, for so long as the board of directors concludes that we should remain a REIT.

Conflicts of Interest Policies

Except with respect to the allocation of investments made pursuant to J.E. Robert Company’s conflicts policy in effect with respect to us and JER Fund III, we are not permitted to invest in joint ventures with our manager or its affiliates unless the investment is (i) made in accordance with the investment guidelines described elsewhere in this report and (ii) approved by all of the independent members of our board of directors. In addition, we are not permitted to (i) consummate any transaction that would involve the acquisition by us of an asset in which our manager or any of its affiliates has an ownership interest, or the sale by us of an asset to our manager or any of its affiliates, (ii) under circumstances where our manager is subject to an actual or potential conflict of interest because it manages both us and any other person with which we have a contractual relationship, take any action constituting the granting to such person of a waiver, forbearance or other relief, or the enforcement against such person of remedies, under or with respect to the applicable contract, or (iii) make a loan to any affiliate of our manager, unless such transaction or action is approved by all independent members of our board. For a further description of our conflicts of interest policies, see “Conflicts of Interest in our Relationship with our Manager.”

Interested Director, Officer and Employee Transactions

We have adopted a policy that, unless the action is approved by a majority of the disinterested directors and is not otherwise prohibited by law, we will not:

•	acquire from or sell to any of our directors, officers or employees, or any entity in which one of our directors, officers or employees has an economic interest of more than five percent or a controlling interest, or acquire from or sell to any affiliate of any of the foregoing, any of our assets or other property;

•	make any loan to or borrow from any of the foregoing persons; or

•	engage in any other transaction with any of the foregoing persons.

However, our by-laws do not prohibit any of our directors, officers, employees or agents, in their personal capacity or in a capacity as an affiliate, employee or agent of any other person, or otherwise, from having business interests and engaging in business activities similar to or in addition to or in competition with those of or relating to us.

Pursuant to Maryland law, a contract or other transaction between a company and a director or between the company and any other corporation or other entity in which a director serves as a director or has a material financial interest is not void or voidable solely on the grounds of the common directorship or interest, the presence of that director at the meeting at which the contract or transaction is authorized, approved or ratified or the counting of the director’s vote in favor thereof if (1) the material facts relating to the common directorship or interest and as to the transaction are disclosed to the board of directors or a committee of the board, and the board or committee in good faith authorizes the transaction or contract by the affirmative vote of a majority of disinterested directors, even if the disinterested directors constitute less than a quorum, (2) the material facts relating to the common directorship or interest of the transaction are disclosed to the stockholders entitled to vote thereon, and the transaction is approved in good faith by vote of the stockholders, or (3) the transaction or contract is fair and reasonable to the company at the time it is authorized, ratified or approved.

Policies with Respect to Other Activities

We have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers and do not intend to do so. We have not in the past, but we may in the future, invest in the securities of other issuers for the purpose of exercising control over such issuers. At all times, we intend to make investments in a manner as to qualify as a REIT, unless because of circumstances or changes in the Internal Revenue Code or the regulations of the U.S. Department of the Treasury, our board of directors determines that it is no longer in our best interest to qualify as a REIT. We intend to make investments in such a way that we will not be treated as an investment company under the Investment Company Act. We also intend to furnish our stockholders with annual reports containing consolidated financial statements audited by our independent certified public accountants and with quarterly reports containing unaudited consolidated financial statements for each of the first three quarters of each fiscal year.

Future Revisions in Policies and Strategies

Our board of directors has approved the operating policies and the strategies set forth in this report. The board of directors has the power to modify or waive these policies and strategies without the consent of our stockholders to the extent that the board of directors (including a majority of our independent directors) determines that a modification or waiver is in the best interest of our stockholders. Among other factors, developments in the market that either affect the policies and strategies mentioned herein or that change our assessment of the market may cause our board of directors to revise our policies and strategies.

Corporate Governance and Internet Address

We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors; the audit, nominating and corporate governance, and compensation committees of our board of directors are composed exclusively of independent directors. We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our officers and directors and employees of J.E. Robert Company with respect to their dealings with the Company.

Our internet address is http://www.jer.com. We make available, free of charge through a link on our site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the SEC as soon as reasonably practicable after such filing.

Our site also contains our code of business conduct and ethics, senior officer code of ethics and corporate governance guidelines, and the charters of the audit committee, nominating and corporate governance committee and compensation committee of our board of directors.

ITEM 1A.    RISK FACTORS

Risks Relating to Our Management and our Relationship with Our Manager and J.E. Robert Company and its Affiliates

We are dependent upon our manager and certain key personnel of J.E. Robert Company provided to us through our manager and may not find a suitable replacement if our manager terminates the management agreement or such key personnel are no longer available to us.

Neither we nor our manager have any employees. All of our officers are employees of J.E. Robert Company. We have no separate facilities and are completely reliant on our manager and J.E. Robert Company, which has significant discretion as to the implementation of our operating policies and strategies. Pursuant to a services agreement among us, our manager and J.E. Robert Company, our manager relies on J.E. Robert Company to provide our manager with the personnel, services and resources as needed by our manager to enable it to carry out its obligations and responsibilities under the management agreement. Our manager is not significantly capitalized and does not have its own facilities or employees separate from J.E. Robert Company. Mr. Joseph E. Robert, Jr. is the sole stockholder of J.E. Robert Company as of the date hereof. Mr. Robert beneficially owns 78% of our manager, and as a result, Mr. Robert is in a position to control the policies, decision making and operations of our manager. We are subject to the risk that our manager will terminate the management agreement and that no suitable replacement will be found to manage us. We believe that our success depends to a significant extent upon the experience of certain of J.E. Robert Company’s executive officers, whose continued service is not guaranteed. If our manager terminates the management agreement or key officers leave our manager, we may be unable to execute our business plan.

There are conflicts of interest in our relationship with J.E. Robert Company and its affiliates, including with our manager, which could result in decisions that are not in the best interests of our stockholders.

Our chairman and chief executive officer and another member of our board and each of our executive officers also serve as officers of our manager and other J.E. Robert Company affiliates. Our chairman and chief executive officer owns 78% of our manager, Deborah L. Harmon, president and chief investment officer of J.E. Robert Company and a member of our investment committee, owns 20% of our manager and Keith W. Belcher, vice chairman of our board of directors, executive vice president and a member of our investment committee, owns 2% of our manager. J.E. Robert Company and its affiliates currently manage and invest in, and will continue to manage and invest in, other real estate-related investment entities and the personnel provided to us through our manager are not required to devote a specific amount of time to our business. At the time of our formation when our management agreement, incentive plan, conflicts policy and other organizational matters were approved for us, Mr. Robert, the sole stockholder of J.E. Robert Company, was our sole stockholder and our sole director. As a result, these matters were not negotiated at arm’s length, and their terms, including fees payable to our manager, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may enter into transactions in the future with J.E. Robert Company and its affiliates that may result in conflicts of interest. In addition, we have agreed to indemnify J.E. Robert Company and our manager and their respective directors and officers with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their respective duties, performed in good faith in accordance with and pursuant to the management agreement and the related services agreement.

The base management fee payable to our manager is payable regardless of our performance.

We will pay our manager substantial base management fees, based on our equity capital, regardless of the performance of our portfolio. For example, $1.9 million of base management fees were payable to our manager for the period from inception (April 19, 2004) to December 31, 2004 despite the fact that we experienced a net loss of $5.9 million during the same period.

The incentive fee may cause our manager to invest in more risky investments to increase Funds From Operations and thereby increase the incentive fee earned by our manager.

Our manager is entitled to receive incentive compensation based upon our achievement of targeted levels of Funds From Operations. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on Funds From Operations may lead our manager to place undue emphasis on the maximization of Funds From Operations at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

The JER Fund III partnership agreement limits our ability to invest in certain real estate structured finance products.

Affiliates of J.E. Robert Company, in their capacity as general partner of the JER Funds, are currently in the process of making investments in a wide range of commercial real estate equity and debt assets for JER Fund III, one of the JER Funds. The JER Fund III partnership agreement provides that neither J.E. Robert Company nor any affiliate can close on another pooled investment vehicle with objectives substantially similar to those of JER Fund III, other than certain kinds of funds, including a JER CMBS Fund. The JER Fund III partnership agreement further provides that none of J.E. Robert Company and its affiliates shall make investments outside of JER Fund III that are substantially similar to the type of investments to be made by JER Fund III, except for investments that a JER CMBS Fund is permitted to make under its governing documents. It is J.E. Robert Company’s intention that we qualify as a JER CMBS Fund under the JER Fund III partnership agreement. The JER Fund III partnership agreement defines a “JER CMBS Fund” as a fund organized by J.E. Robert Company or any of its affiliates to “primarily” invest in (a) CMBS and other related loans issued in connection with conduit securitizations and (b) residential mortgages and related securities. The JER Fund III partnership agreement defines “conduit securitizations” as CMBS collateralized primarily by newly originated loans (i) issued for the purposes of securitizations, (ii) with fixed interest rates and maturities of seven to ten years and (iii) with loan to value ratios generally averaging approximately 75% and debt service coverage ratios generally averaging 1.25x based on net cash flow from the underlying real estate, all as reasonably determined by an affiliate of J.E. Robert Company as general partner acting in good faith. The JER Fund III partnership agreement does not define “primarily.” The general partner of JER Fund III has advised us that it interprets “primarily” to mean more than 50%. We contemplate investing in a variety of structured finance products, including CMBS issued in connection with conduit securitizations, mezzanine loans, B-Note participations in mortgage loans, commercial loans, loans to real estate companies, and net leased real estate. We may also invest in residential mortgages and related securities such as residential mortgage backed securities. The ability of our manager to invest in these types of structured finance products on our behalf is limited, but not completely restricted, so long as we meet the definition in the JER Fund III partnership agreement of a JER CMBS Fund, which requires us to invest “primarily” in (a) CMBS and other related loans issued in connection with conduit securitizations and (b) residential mortgages and related securities. The JER Fund III partnership agreement may prevent our manager from pursuing desirable investment opportunities on our behalf and subject us to the risk that we will be limited in our ability to refocus our investment strategy if trends in the availability and performance of residential mortgages and related securities and conduit securitization investments make such a change desirable.

While we target primarily conduit commercial mortgage backed securities, mezzanine loans, bridge loans, B-Notes, preferred equity, corporate loans, mortgage loans and net leased real estate and residential mortgages and related securities, JER Fund III generally seeks to invest in direct ownership of real estate, non-conduit commercial mortgage backed securities, equity securities, preferred equity and high yield debt (typically with equity participation). The investments we pursue may overlap with the investment objectives of JER Fund III. To the extent that specific investment opportunities are determined by J.E. Robert Company to be suitable for and advantageous to us and JER Fund III, J.E. Robert Company will allocate the opportunities equally between us and JER Fund III wherever reasonably practicable. Where J.E. Robert Company determines that an equal allocation is not reasonably practicable, it will allocate that investment in a manner that it determines in good faith to be fair and reasonable. J.E. Robert Company will also apply the foregoing allocation procedures between us and any future investment funds, companies or vehicles or other entities that it controls with which we have overlapping investment objectives. J.E. Robert Company may nonetheless allocate investments potentially of value for us to JER Fund III under its conflicts policy. J.E. Robert Company may also alter the policy at any time without notice to or input from us or our stockholders.

Through December 31, 2005, we originated, together with JER Fund III, mezzanine loans totaling $63.4 million as part of a program to provide financing for garden apartment condominium conversions in Florida. Because these mezzanine loans were determined to be suitable for both us and JER Fund III, the ownership of these loans has been allocated equally between us and JER Fund III in accordance with the conflicts policy adopted by J.E. Robert Company described above. Consequently, our share of the mezzanine loans is $31.7 million.

Termination of our management agreement would be costly.

Termination of the management agreement with our manager without cause or non-renewal of the management agreement is costly. We may terminate the management agreement without cause only upon the completion of the initial term of the management agreement, which is June 4, 2006. After that time, the management agreement renews automatically and we must give our manager 180 days prior notice of any termination or non-renewal and pay a termination fee, within 90 days of termination, equal to four times the sum of the base management fee and the incentive fee for the 12-month period preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. We also must pay the termination fee if we fail to renew the agreement upon expiration of the initial term or subsequent terms. In addition, following any termination of the management agreement, we must pay our manager all compensation accruing to the date of the termination. These provisions increase the effective cost to us of terminating or electing not to renew the management agreement, thereby adversely affecting our ability to terminate our manager without cause, even if we believe the manager’s performance is not satisfactory.

The conflicts of interest policy developed by J.E. Robert Company and the JER Fund III partnership agreement may limit the type of investments we make and may impact our ability to comply with REIT requirements and restrictions and with the Investment Company Act.

We must abide by the terms of the conflicts of interest policy developed by J.E. Robert Company with respect to conflicts of interest with JER Fund III. The conflicts policy may at times prevent us from acquiring 100% of certain attractive investments because the policy requires that investments determined to be appropriate for both us and JER Fund III be allocated equally between us and JER Fund III whenever reasonably practicable. In addition, where J.E. Robert Company determines that it is not reasonably practicable to equally allocate an investment, that investment may be allocated solely to JER Fund III. Because the JER Fund III partnership agreement restricts our manager’s ability to cause us to invest in real estate structured finance products other than (a) CMBS and other related loans issued in connection with conduit securitizations and (b) residential mortgages and related securities, it may be difficult for us to avoid the registration requirements of the Investment Company Act or satisfy the REIT requirements of the tax laws. This requirement may also cause us to forego desirable investment opportunities and subject us to the risk that we may be limited in our ability to refocus our investment strategy if needed.

Mr. Joseph E. Robert, Jr. has significant control over our company and will influence decisions regarding our operations and our business.

Mr. Joseph Robert, Jr. is our chairman and chief executive officer and the chairman and chief executive officer of our manager. As of the date hereof, Mr. Robert beneficially owns 78% of our manager and approximately 3.8% of our common stock. As a result, Mr. Robert has significant control over us, particularly our management. Mr. Robert may exercise his influence over us according to interests with which you may disagree.

Our board of directors has approved very broad investment guidelines for our manager and does not approve each investment decision made by our manager.

Our manager is authorized to follow very broad investment guidelines. Our directors will periodically review our investment guidelines and our investment portfolio. However, our board does not review each proposed investment. In addition, in conducting periodic reviews, the directors will rely primarily on information provided to them by our manager. Furthermore, transactions entered into by our manager may be difficult or impossible to unwind by the time they are reviewed by the directors. Our manager has great latitude within the broad investment guidelines in determining the types of assets it may decide are proper investments for us.

We may change our investment strategy without stockholder consent, which may result in riskier investments.

We may change our investment strategy at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this report. A change in our investment strategy may increase our exposure to interest rate and real estate market fluctuations.

We may change our operational policies without stockholder consent, which may adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

Our board of directors determines our operational policies and may amend or revise our policies, including our policies with respect to our REIT status, acquisitions, growth, operations, indebtedness, capitalization and distributions or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. Operational policy changes could adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

Risks Relating to Our Business Strategy

We have limited experience operating as a REIT or a public company and may not operate successfully.

We were organized in April 2004 and have a limited operating history. We completed our initial public offering in July 2005. Our senior management team has limited experience with the complex rules and regulations governing public companies in general and REITs in particular. Our results of operations depend on many factors, including the performance of our assets, the availability of opportunities for the acquisition of additional assets, the level and volatility of interest rates, readily accessible short and long term financing, conditions in the financial markets and economic conditions, and we may not operate successfully.

We expect to incur significant debt to finance our investments, which may subject us to increased risk of loss and reduce cash available for distributions to our stockholders.

We intend to leverage our assets through borrowings, generally through the use of bank credit facilities, repurchase agreements and the issuance of CDOs. The percentage of leverage varies depending on our ability to obtain credit facilities and the lender’s estimate of the stability of the portfolio’s cash flow. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired. As of December 31, 2005, we had outstanding indebtedness totaling $266.3 million related to the CDO issuance in November 2005. There were no amounts outstanding under our repurchase agreement as of December 31, 2005.

Our debt service payments reduce cash available for distribution to stockholders. For the year ended December 31, 2005, $5.9 million of debt service was incurred on the borrowings related to our repurchase agreements and CDO. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations.

While we intend to maintain target debt-to-equity ratios of between approximately two-to-one to three-to-one, our governing documents contain no limitation on the amount of debt we may incur, and our board of directors may change our debt policy at any time without stockholder approval. In addition, we may leverage individual assets at substantially higher levels. Incurring debt could subject us to many risks, including the risks that:

•	our cash flow from operations may be insufficient to make required payments of principal and interest, resulting in the loss of some or all of our assets to foreclosure or sale in order to satisfy our debt obligations;

•	our debt may increase our vulnerability to adverse economic and industry conditions;

•	we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations and capital expenditures, future business opportunities or other purposes;

•	the terms of any refinancing may not be as favorable as the terms of the debt being refinanced; and

•	the use of leverage could adversely affect our ability to make distributions to our stockholders and the market price of our common stock.

We leverage certain of our investments through repurchase agreements. A decrease in the value of the assets may lead to margin calls that we will have to satisfy. We may not have the funds available to satisfy these margin calls.

We may not be able to access financing on favorable terms, or at all, which could adversely affect our ability to execute our business plan.

We expect to finance our assets over the long-term through a variety of means, including credit facilities, issuance of CDOs and other structured financings. Our ability to execute this strategy depends on various conditions in the markets that are beyond our control, including liquidity and credit spreads. We cannot assure you that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, funds available for operations as well as for future business opportunities.

Interest rate fluctuations could reduce our ability to generate income on our investments and may cause losses.

Our primary interest rate exposures relate to our loans, mortgage backed securities and variable-rate debt, as well as our interest rate swaps that we utilize for hedging purposes. Changes in interest rates will affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Changes in the level of interest rates also may affect our ability to originate and acquire assets, the value of our assets and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates. In a period of rising interest rates, our interest expense could increase, while the interest we earn on our fixed-rate debt investments would not change, adversely affecting our profitability. As of December 31, 2005, 84% of our investments on a cost basis had fixed rate terms and 55% of our debt had fixed rate terms. In November 2005, we closed CDO I and issued $418.7 million par value of collateralized debt obligations. In connection with the pricing of CDO I in October

2005, through JER CRE CDO 2005-1, Limited, we entered into an amortizing swap with an initial notional balance of approximately $110 million and a final maturity of June 2015. Under the swap, we agreed to pay the counterparty a fixed interest rate of 4.943% per annum in exchange for floating payments on the applicable notional amount. Prior to CDO I, we had entered into several forward-starting interest rate swaps to mitigate the risk of changes in the interest-related cash outflows on the forecasted issuance of the CDO. In connection with the pricing of CDO I in October 2005, we exited these swaps.

Our operating results depend in large part on differences between the income from our assets, net of credit losses, and our financing costs. We anticipate that, in most cases, for any period during which our assets are not match-funded, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and market value of our assets. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us.

At December 31, 2005, the existence of our interest rate swap mitigated an impact of an interest rate increase on our floating rate debt. As a result and due to floating rates on our mezzanine loans, increases in interest rates will increase our net income. The following table shows the estimated change in net income for a 12-month period based on changes in the interest rates applied to our assets and liabilities as of December 31, 2005:

Rate Change (Basis Points)	Estimated Change in Net Income Over 12 Months
(in thousands)
-200	$ (1,448)
-100	(724)
+100	724
+200	1,448

Interest rate changes will also affect the fair value of our CMBS investments, real estate loans and derivatives.

If credit spreads widen before we obtain long-term financing for our assets, the value of our assets may suffer.

We price our assets based on our assumptions about future levels of credit spreads for longer term fixed rate financing of those assets. We expect to obtain longer term financing for these assets at a spread over a certain benchmark, such as the yield on United States Treasury bonds, swaps, or the London Inter-Bank Offered Rate (LIBOR). If the spread that investors will pay over the benchmark widens and the rates we charge on our loans or the income we generate from our other assets are not increased accordingly, we may experience a material adverse effect on our income and a reduction in the economic value of the assets that we have originated or acquired.

We may not be able to acquire eligible securities for future CDO issuances, or may not be able to issue CDO securities on attractive terms that closely match fund the duration of our assets and liabilities, which may require us to seek more costly financing for our investments or to liquidate assets.

We intend to finance our real estate securities on a long-term basis, such as through the issuance of CDOs. Prior to the issuance of CDO I in November, we financed our investments with relatively short-term credit facilities. We use these short-term facilities to finance the acquisition of real estate securities until a sufficient quantity of securities is accumulated, at which time we refinanced these facilities through the CDO issuance. We expect to follow a similar process to finance our future growth. As a result, we are subject to the risk that we will not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CDO issuance. We also bear the risk that we will not be able to obtain short-term credit facilities or may not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible securities for a long term financing. Inability to renew our short-term credit facilities may require us to seek more costly financing for our investments or to liquidate assets. In addition, conditions in the capital markets may make the issuance of a CDO less attractive to us when we do have a sufficient pool of collateral. If we are unable to issue a CDO to finance these assets, we may be required to seek other forms of potentially less attractive financing or otherwise to liquidate the assets.

The use of CDO financings with over-collateralization requirements may have a negative impact on our cash flow.

The terms of the CDOs that we have issued and intend to issue in the future generally provide that the principal amount of assets must exceed the principal balance of the related bonds by a certain amount. This excess collateral requirement is commonly referred to as “over-collateralization.” The CDO terms provide that, if certain delinquencies or losses exceed the specified levels based on rating agencies’ (or the financial guaranty insurer’s, if applicable) analyses of the characteristics of the assets pledged to collateralize the bonds, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net income from assets pledged to secure CDOs. We cannot assure you that the performance tests will be satisfied. Nor can we assure you, in advance of completing negotiations with the rating agencies or other key transaction parties on our future CDO financings, of the actual terms of the delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect our net income. If our assets fail to perform as anticipated, our over-collateralization or other credit enhancement expense associated with our CDO financings will increase.

We may be required to repurchase loans that we have sold to indemnify holders of our CDOs.

If any of the loans we originate or acquire and sell or securitize do not comply with representations and warranties that we make about certain characteristics of the loans, the borrowers and the underlying properties, the terms of our CDO I require us, and the terms of any future CDOs will likely require us, to repurchase those loans (including from a trust vehicle used to facilitate a structured financing of the assets through CDOs) or replace them with substitute loans. In addition, in the case of loans that we have sold instead of retained, we may be required to indemnify purchasers for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to carry on our books, and our ability to borrow against such assets is limited. Any significant repurchases or indemnification payments could materially and adversely affect our financial condition and operating results.

An increase in prepayment rates could adversely affect yields on our investments.

The value of our assets may be affected by prepayment rates on mortgage loans. Prepayment rates on mortgage loans are influenced by changes in interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, prepayment rates cannot be predicted with certainty. In periods of declining mortgage interest rates, prepayments on mortgage loans generally increase. If general interest rates decline as well, we are likely to reinvest the proceeds of prepayments received during these periods in assets yielding less than the mortgage loans that were prepaid. In addition, the market value of the mortgage loan assets may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates. Conversely, in periods of rising interest rates, prepayments on mortgage loans generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios, we may fail to recoup fully our cost of certain investments.

Our hedging transactions may limit our gains or result in losses.

We intend to use derivative instruments, including forwards, futures, swaps and options, in our risk management strategy to limit the effects of changes in interest rates on our operations. The value of our forwards, futures and swaps may fluctuate over time in response to changing market conditions, and will tend to change inversely with the value of the risk in our liabilities that we intend to hedge. Hedges are sometimes ineffective because the correlation between changes in value of the underlying investment and the derivative instrument is less than was expected when the hedging transaction was undertaken. Since a substantial portion of our hedging activity is intended to cover the period between origination or purchase of loans and obtaining permanent fixed-rate financing for those loans, unmatched losses in our hedging program may occur when the planned securitized financing fails to occur, or if the hedge proves to be ineffective. Losses on hedge positions will reduce cash available for distribution to stockholders and such losses may exceed amounts invested in these instruments.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased.

In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

We are subject to significant competition and we may not compete successfully.

We are subject to significant competition in seeking investments. We compete with several other companies, such as other REITs, insurance companies and other investors, including funds and companies affiliated with J.E. Robert Company. Recently, there has been increased competition in the CMBS market, with many companies seeking to invest in CMBS issuances. Some of our competitors have greater resources than us and we may not be able to compete successfully for investments.

Risks Related to Our Investments

Our real estate investments are subject to risks particular to real property.

We own assets secured by real estate and may own real estate directly. Real estate investments will be subject to various risks, including:

•	acts of God, including earthquakes, hurricanes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold; and

•	the potential for uninsured or under insured property losses.

If any of these or similar events occurs, it may reduce our return from an affected property or investment and reduce or eliminate our ability to make distributions to stockholders.

The mortgage loans in which we invest and the mortgage loans underlying the mortgage backed securities in which we invest will be subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by the risks particular to real property described above, as well as, among other things:

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in specific industry segments;

•	declines in regional or local real estate values, or rental or occupancy rates; and

•	increases in interest rates, real estate tax rates and other operating expenses.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to that borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

CMBS evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the mortgage backed securities we invest in are subject to all of the risks of the underlying mortgage loans. To date, with respect to the underlying loans with aggregate outstanding loan pool balances of approximately $23.0 billion in the twelve new issue conduit securitization trusts in which we have acquired CMBS, we have been notified of delinquencies on eight underlying mortgage loans. The eight delinquent loans totaled approximately $34.9 million, or 0.2% of the outstanding pool balance. We have also acquired CMBS in two other securitization trusts. Based on the most recent trustee report available (dated February 17, 2006), one of these seasoned securitizations consisted of 275 total underlying loans with an outstanding loan pool balance of approximately $1.9 billion. There were eight delinquent loans totaling approximately $34.2 million, which equaled 1.8% of the outstanding pool balance. Based on the most recent trustee report available (dated February 2, 2006), a second seasoned securitization consisted of 6,648 total underlying loans with an outstanding pool balance of approximately $32.7 billion. There were 135 delinquent loans totaling approximately $569.9 million, which equaled 1.7% of the outstanding pool balance.

Our investments in subordinated mortgage backed securities could subject us to increased risk of losses.

In general, losses on an asset securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit provided by the borrower, if any, and then by the “first loss” subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage backed securities, the securities in which we invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us.

The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of or actual economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying mortgage backed securities to make principal and interest payments or to refinance may be impaired. In this case, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities. As of December 31, 2005, approximately 78% of the cost basis of our portfolio consisted of non-investment grade subordinated mortgage backed securities.

Investments in mezzanine loans involve greater risks of loss than senior loans secured by income producing properties.

Investments in mezzanine loans take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property. These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the property owning entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our investment, which could result in losses. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. As of December 31, 2005, approximately 16% of the cost basis of our portfolio consisted of mezzanine loans.

The B-Notes in which we invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

A B-Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. B-Notes reflect similar credit risks to comparably rated commercial mortgage backed securities. However, since each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-Note investment. Further, B-Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties. B-Notes also are less liquid than commercial mortgage backed securities, thus we may be unable to dispose of underperforming or non-performing investments. The higher risks associated with our subordinate position in our B-Note investments could subject us to increased risk of losses. In July 2005, the remaining balance of a B-Note investment was repaid in full. As of December 31, 2005, we had no B-Note investments.

Bridge loans involve a greater risk of loss than traditional mortgage loans.

We may provide bridge loans secured by first lien mortgages on a property to borrowers who are typically seeking short-term capital to be used in an acquisition or renovation of real estate. The borrower has usually identified an undervalued asset that has been under-managed or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment.

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may therefore be dependent on a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. To the extent we suffer such losses with respect to our investments in bridge loans, the value of our company and the price of our common stock may be adversely affected.

Preferred equity investments involve a greater risk of loss than traditional debt financing.

We may make preferred equity investments. Preferred equity investments are subordinate to debt financing and are not secured. Should the issuer default on our investment, we would only be able to proceed against the entity that issued the preferred equity in accordance with the terms of the preferred security, and not any property owned by the entity. Furthermore, in the event of bankruptcy or foreclosure, we would only be able to recoup our investment after any lenders to the entity are paid. As a result, we may not recover some or all of our investment, which could result in losses.

Investments in REIT debt securities are subject to specific risks relating to the particular REIT issuer of the securities and to the general risks of investing in subordinated real estate securities, which may result in losses to us.

We may invest in REIT debt securities. Investments in REIT debt securities involve special risks relating to the particular REIT issuer of the securities, including the financial condition and business outlook of the issuer. Investments in REIT debt securities are subject to the inherent risks associated with real estate-related investments discussed in this report, including the risks described above with respect to mortgage loans and mortgage backed securities and similar risks, including:

•	risks of delinquency and foreclosure, and risks of loss in the event thereof;

•	the dependence upon the successful operation of and net income from real property;

•	risks generally incident to interests in real property; and

•	risks specific to the type and use of a particular commercial property.

REIT debt securities are generally unsecured and may also be subordinated to other obligations of the issuer. We may also invest in REIT debt securities that are rated non-investment grade. As a result, investments in REIT debt securities are also subject to risks of:

•	limited liquidity in the secondary trading market;

•	substantial market price volatility resulting from changes in prevailing interest rates;

•	subordination to the prior claims of banks and other senior lenders to the issuer;

•	the operation of mandatory sinking fund or redemption provisions during periods of declining interest rates that could cause the issuer to reinvest premature redemption proceeds in lower yielding assets;

•	the possibility that earnings of the REIT security issuer may be insufficient to meet its debt service and dividend obligations; and

•	the declining creditworthiness and potential for insolvency of the issuer of REIT securities during periods of rising interest rates and economic downturn.

These risks may adversely affect the value of outstanding REIT debt securities and the ability of the issuers thereof to repay principal and interest or make dividend payments, which could reduce our ability to make distribution to our stockholders.

Investments in net lease properties may generate losses.

We expect to make investments in net leased real estate assets. The value of our investments and the income from our investments in net lease properties will depend upon the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease. If a tenant fails or becomes unable to so maintain a property, we will be subject to all risks associated with owning real estate. In addition, under many net leases the owner of the property retains certain obligations with respect to the property, including among other things, the responsibility for maintenance and repair of the property, to provide adequate parking, maintenance of common areas and compliance with other affirmative covenants in the lease. If we were to fail to meet these obligations, the applicable tenant could abate rent or terminate the applicable lease, which may result in a loss of our capital invested in, and anticipated profits from, the property. In addition, we may find it difficult to lease property to new tenants that may have been suited to the particular needs of a former tenant.

We may make investments in non-U.S. dollar denominated securities, which subject us to currency rate exposure and the uncertainty of foreign laws and markets.

We may purchase CMBS denominated in foreign currencies. We expect that our exposure, if any, would be principally to the British pound and the euro. A change in foreign currency exchange rates may have an adverse impact on returns on our non-dollar denominated investments. Although we may hedge our foreign currency risk, subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. Investments in foreign countries also subject us to risks of multiple and conflicting tax laws and regulations and political and economic instability abroad, which could adversely affect our receipt of interest income on these investments.

Investment in non-conforming and non-investment grade loans may involve increased risk of loss.

Except in limited instances, loans we may acquire or originate will not conform to conventional loan standards applied by traditional lenders and will not be rated or will be rated as non-investment grade (for example, for investments rated by Moody’s Investors Service, ratings lower than Baa3, and for Standard & Poor’s, ratings lower than BBB-). The non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, loans we originate or acquire may have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to stockholders and adversely affect the value of our common stock. We currently anticipate investing primarily in unrated or non-investment grade assets. There are no limits on the percentage of unrated or non-investment grade assets we may hold in our portfolio.

Credit ratings assigned to our investments are subject to ongoing evaluations and we cannot assure you that the ratings currently assigned to our investments will not be downgraded.

Some of our investments are rated by Moody’s Investors Service, Fitch Ratings or Standard & Poor’s, Inc. The credit ratings on these investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such rating will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce, or indicate that they may reduce, their ratings of our investments in the future, the value of these investments could significantly decline, which may have an adverse affect on us.

Insurance on mortgage loans and real estate securities collateral may not cover all losses.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property.

As a result of the events of September 11, 2001, insurance companies are limiting and excluding coverage for acts of terrorism in insurance policies. As a result, we may suffer losses from acts of terrorism that are not covered by insurance. In addition, the mortgage loans that are secured by certain of our properties contain customary covenants, including covenants that require us to maintain property insurance in an amount equal to the replacement cost of the properties. There can be no assurance that the lenders under our mortgage loans will not take the position that exclusions from our coverage for losses due to terrorist acts is a breach of a covenant that, if uncured, could allow the lenders to declare an event of default and accelerate repayment of the mortgage loans.

Many of our investments are illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions.

The real estate securities that we purchase in connection with privately negotiated transactions are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. A majority of the mortgage backed securities that we purchase are traded in private, unregistered transactions and are therefore subject to restrictions on resale or otherwise have no established trading market. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The B-Notes, mezzanine, bridge and mortgage loans we originate or purchase are particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default.

Lack of diversification in number of investments increases our dependence on individual investments.

Our investment policy allows us to invest up to 20% of our equity in any individual investment. As a result, our portfolio may be concentrated in a small number of assets, increasing the risk of loss to us and our stockholders if a default or other problem arises.

Liability relating to environmental matters may impact the value of our properties or the properties underlying our investments.

Under various federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

When we acquire net leased properties directly, there may be environmental problems associated with the property of which we were unaware. The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our debt investments becomes liable for removal costs, the ability of the owner to make debt payments to us may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us and our ability to make distributions to stockholders.

The presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. In addition, although our leases will generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we nonetheless will be subject to strict liability by virtue of our ownership interest for environmental liabilities created by our tenants, and we cannot ensure you that our tenants would satisfy their indemnification obligations under the applicable sales agreement or lease. The discovery of material environmental liabilities attached to our properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

Our targeted investment properties and the properties underlying our investments are required to comply with the Americans with Disabilities Act and fire, safety and other regulations, which may require us or them to make unintended expenditures that adversely impact their ability to make interest payments to us and our ability to pay dividends to stockholders.

Any properties we acquire directly, and the properties underlying our investments, are required to comply with the Americans with Disabilities Act, or the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. Government or an award of damages to private litigants, or both. While the tenants to whom we lease properties are obligated by law to comply with the ADA provisions, and we expect under our leases will be obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected and we could be required to expend our own funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition and our ability to make distributions to stockholders. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our targeted investment properties and properties underlying our investments. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our ability to make distributions to our stockholders. Further, required compliance with these rules and regulations by the owners of the properties underlying our investments may reduce their funds available to make interest payments to us.

We may be adversely affected by unfavorable economic changes in geographic areas where the properties underlying our investments may be concentrated.

Adverse conditions in the areas where the properties underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of, or reduced demand for, office and industrial properties) may have an adverse effect on the value of our properties. A material decline in the demand or the ability of tenants to pay rent for office and industrial space in these geographic areas may result in a material decline in our cash available for distribution.

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our operations.

We believe the risks associated with our business will be more acute during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. Declining real estate values will likely reduce our level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of or investment in additional properties. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

Risks Related to Our Organization and Structure

Maryland takeover statutes may prevent or make difficult a change of control of our company that could be in the interests of our stockholders.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the outstanding voting stock of the corporation’s shares; or

•	an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he otherwise would have become an interested stockholder.

After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation, voting together as a single voting group; and

•	two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

The business combination statute may discourage others from trying to acquire control of a corporation and increase the difficulty of consummating any offer, including potential acquisitions that might involve a premium price for the common stock of that corporation or otherwise be in the interest of the stockholders of that corporation.

We have exempted by charter provision all business combinations from the application of this statute and consequently, the five-year prohibition and the super-majority vote requirements described above will not apply to any business combination between any other party and us. However, we may, by charter amendment approved by our board of directors and our stockholders, opt into the business combination provisions of Maryland law in the future.

We also have opted out of the “control share” provisions of Maryland law that provide that “control shares” of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares. However, we may, by amendment to our by-laws, opt in to the control share provisions of Maryland law in the future without stockholder approval, which could inhibit a third party from making or completing an acquisition of us that is in the interests of our stockholders.

Our authorized but unissued common and preferred stock may prevent a change in our control.

Our charter authorizes us to issue additional authorized but unissued shares of our common stock or preferred stock. In addition, our board of directors may classify or reclassify any unissued shares of common stock or preferred stock and may set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board may issue additional common and preferred shares and may establish a series of preferred stock with terms that could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

The requirements of the Investment Company Act impose limits on our operations.

We conduct our operations so as not to be regulated as an investment company under the Investment Company Act of 1940, as amended. We rely on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act (and potentially Section 3(c)(6) if, from time to time, we engage in our real estate business through one or more majority-owned subsidiaries). The assets that we acquire, therefore, are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act. In addition, we may not issue redeemable securities. We are in the process of applying for no-action relief with respect to the characterization of certain of our assets as qualifying real estate assets for purposes of the requirements of Section 3(c)(5)(C). We cannot assure you that such no-action relief will be granted or that it will be granted on the terms requested. If we fail to own a sufficient amount of qualifying real estate assets or real estate related assets to satisfy the requirements of Section 3(c)(5)(C) and could not rely on any other exemption or exclusion under the Investment Company Act, we could be characterized as an investment company. The risk that we might be characterized as an investment company subject to registration and regulation under the Investment Company Act is greater to the extent that we invest in pools of CMBS that contain some real estate related notes. The characterization of us as an investment company would require us to either (i) change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company. We cannot assure you that we would be able to complete any required dispositions or acquisitions of assets, or deleveraging, on favorable terms, or at all. Consequently, any modification of our business plan could have a material adverse effect on us. Further, if we were determined to be an unregistered investment company, we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, we may be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. Finally, because affiliate transactions are prohibited under the Investment Company Act, failure to maintain our exemption would force us to terminate our management agreement, services agreement and all other agreements with affiliates. Any of these results would be likely to have a material adverse effect on our business, our financial results and our ability to make distributions to stockholders. See “Operating Policies and Strategies—Investment Company Act Considerations” in this report.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.

Under Maryland law generally, a director’s actions will be upheld if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter authorizes us to indemnify our directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. In addition, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist. Our by-laws require us to indemnify each director or officer who has been successful, on the merits or otherwise, in the defense of any proceeding to which he or she is made a party by reason of his or her service to us. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.

Our charter provides that a director may only be removed with cause upon the affirmative vote of holders of two-thirds of the votes entitled to be cast in the election of directors. Vacancies may be filled by the board of directors. This requirement makes it more difficult to change our management by removing and replacing directors and may prevent changes in control of our company that are in the interest of our stockholders.

Risks Related to Our Taxation as a REIT

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our stockholders.

We operate in a manner intended to qualify as a REIT for federal income tax purposes. Although we do not intend to request a ruling from the Internal Revenue Service (the IRS) as to our REIT status, we have received the opinion of Skadden, Arps, Slate, Meagher & Flom LLP with respect to our qualification as a REIT. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The opinion of Skadden, Arps, Slate, Meagher & Flom LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us and our manager, including representations relating to the values of our assets and the sources of our income. The opinion is expressed as of the date issued and will not cover subsequent periods. Counsel has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, and our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis, the results of which will not be monitored by Skadden, Arps, Slate, Meagher & Flom LLP. Our ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes, and the tax treatment of participation interests that we hold in mortgage loans and mezzanine loans, may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or other issuers will not cause a violation of the REIT requirements. If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT.

Dividends payable by REITs do not qualify for the reduced tax rates under recently enacted tax legislation.

Legislation enacted in 2003 generally reduces the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates from 38.6% to 15% (through 2008). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our net taxable income, excluding any net capital gain, in order for corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. These distributions generally must be paid in the taxable year to which they relate, or in the following taxable year if declared before we file our tax return for the year and if paid with or before the first regular dividend payment after such declaration. We intend to make distributions to our stockholders to comply with the requirements of the Internal Revenue Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Internal Revenue Code. Certain of our assets may generate substantial mismatches between taxable income and available cash. As a result, the requirement to distribute a substantial portion of our net taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms or (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, in order to comply with REIT requirements.

The stock ownership limit imposed by the Internal Revenue Code for REITs and our charter may restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year after our first year. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of the aggregate value of our outstanding capital stock following the completion of this offering. Our board may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. The ownership limits imposed by the tax law are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year. The ownership limits contained in our charter key off of the ownership at any time by any “person,” which term includes entities. These ownership limitations in our charter are common in REIT charters and are intended to provide added assurance of compliance with the tax law requirements, and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through taxable subsidiary corporations. Such subsidiaries will be subject to corporate level income tax at regular rates.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and mortgage backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Liquidation of assets may jeopardize our REIT status.

To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations. Under current law, any income that we generate from derivatives or other transactions intended to hedge our interest rate or foreign currency risks will generally constitute income that does not qualify for purposes of the 75% income requirement applicable to REITs, and will also be treated as nonqualifying income for purposes of the REIT 95% income test unless specified requirements are met, in which case, such income would be included. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Certain of our future securitizations could be considered to result in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we would generally not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities that are not subject to tax on unrelated business income, although Treasury regulations have not yet been drafted to clarify the law, we may incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

Risks Related to Trading of our Common Stock

The market price and trading volume of our common stock may be volatile.

On July 13, 2005, we completed an initial public offering of our common stock, which is listed on the New York Stock Exchange. While there has been active trading in our common stock since the initial public offering, we cannot assure you that an active trading market in our common stock will be sustained. Even if an active trading market for our common stock continues, the market price of our common stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the purchase price you paid to acquire them. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common shares include:

•	actual or anticipated variations in our quarterly operating results or dividends;

•	changes in our funds from operations or earnings estimates or publication of research reports about us or the real estate industry;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	application and interpretation of the rules and regulations of the Investment Company Act; and

•	general market and economic conditions.

Broad market fluctuations could negatively impact the market price of our common stock.

The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances. These broad market fluctuations could reduce the market price of our common stock. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations, which could lead to a material decline in the market price of our common stock.

Future offerings of debt securities, which would rank senior to our common stock upon our liquidation, and future offerings of equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock. Sales of substantial amounts of our common stock (including shares of our common stock issued pursuant to our incentive plan), or the perception that these sales could occur, could have a material adverse effect on the price of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

Future sales of shares of our common stock may depress the price of our shares.

We cannot predict the effect, if any, of future sales of our common stock or the availability of shares for future sales on the market price of our common stock. Any sales of a substantial number of our shares in the public market, or the perception that sales might occur, may cause the market price of our shares to decline.

We have not established a minimum distribution payment level and we cannot assure you of our ability to make distributions in the future.

We expect to make quarterly distributions to our stockholders in amounts such that we distribute all or substantially all of our taxable income in each year, subject to certain adjustments. We have not established a minimum distribution payment level, and our ability to make distributions may be adversely affected by the risk factors described in this report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of taxable income, such distributions would generally be considered a return of capital for federal income tax purposes.

An increase in market interest rates may have an adverse effect on the market price of our common stock.

One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is our distribution rate as a percentage of our share price relative to market interest rates. If the market price of our common stock is based primarily on the earnings and return that we derive from our investments and income with respect to our properties and our related distributions to stockholders, and not from the market value or underlying appraised value of the properties or investments themselves, then interest rate fluctuations and capital market conditions will likely affect the market price of our common stock. For instance, if market rates rise without an increase in our distribution rate, the market price of our common stock could decrease as potential investors may require a higher distribution yield on our common stock or seek other securities paying higher distributions or interest. In addition, rising interest rates would result in increased interest expense on our variable rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that are subject to various risks and uncertainties, including without limitation, statements relating to the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	changes in economic conditions generally and the real estate and bond markets specifically;

•	legislative and regulatory changes (including changes to laws governing the taxation of real estate investment trusts);

•	availability of capital to us;

•	our ability to obtain future financing arrangements;

•	changes in interest rates and interest rate spreads;

•	changes in generally accepted accounting principles;

•	market trends;

•	policies and rules applicable to REITs;

•	application and interpretation of the rules and regulations of the Investment Company Act; and

•	other factors discussed under the heading “Risk Factors.”

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management’s views as of the date of this report. The “Risk Factors” and other factors noted throughout this report could cause our actual results to differ significantly from those contained in any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

ITEM 2.	PROPERTIES

We do not own any properties. Our manager does not own any properties. J.E. Robert Company leases its principal executive and administrative offices, from which it provides services to us pursuant to the management agreement and the services agreement, at 1650 Tysons Blvd, Suite 1600, McLean, Virginia 22102; tel: (703) 714-8000. J.E. Robert Company and its affiliates leases additional offices in New York, California, Illinois, Connecticut, Texas, France, Mexico and the United Kingdom.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not party to any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the NYSE and traded under the symbol “JRT” since our initial public offering in July 2005. On March 15, 2006, the closing sale price of our common stock, as reported on the NYSE, was $16.60. As of March 15, 2006, there were 100 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

2005	High	Low	Dividends Paid Per Share
Third Quarter	$19.00	$18.00	$.30
Fourth Quarter	$18.51	$15.84	$.33

2006
First Quarter (through March 15, 2006)	$18.10	$16.60	(1)

(1)	On March 13, 2006, we declared a common stock cash dividend of $0.33 per share of common stock related to the first quarter 2006. The first quarter dividend will be paid on April 28, 2006 to stockholders of record on March 31, 2006.

Before our common stock was listed on the New York Stock Exchange, shares of our common stock were eligible for trading in the Private Offering, Resales and Trading through Automated Linkages Market of the National Association of Securities Dealers, Inc., the PORTAL Market. Individuals and institutions that sold shares of our common stock before our common stock was listed on the New York Stock Exchange were not obligated to report their sales to the PORTAL Market. Therefore, the last sales price that was reported on the PORTAL Market may not have been reflective of sales of our common stock that occurred and were not reported.

The table below reflects the high and low prices for trades of our shares on the PORTAL Market known to us for each of the quarterly periods indicated.

Quarter	High	Low	Dividends Paid Per Share
Second Quarter 2004	$15.00	$15.00	—
Third Quarter 2004	$15.00	$15.00	—
Fourth Quarter 2004	$15.25	$15.00	—
First Quarter 2005	$15.25	$15.00	$.25
Second Quarter 2005	$15.00	$14.90	$.30

Dividends

We intend to continue to declare quarterly distributions on our common stock. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to the discretion of our board of directors and will depend on a number of factors including: our actual results of operations; restrictions under Maryland law; the timing of the investment of our equity capital; the amount of our Funds From Operations; our financial condition; our debt service requirements; our capital expenditure requirements;

our taxable income; the annual distribution requirements under the REIT provisions of the Internal Revenue Code; our operating expenses; and other factors our board of directors deems relevant.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2005, the Company did not purchase any shares of its common stock or any equity securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Recent Issuances of Unregistered Securities

In September 2005, we issued to each of our five independent directors 2,000 shares of restricted common stock pursuant to the terms of the restricted stock grant in our Nonqualified Stock Option and Incentive Award Plan (the “Incentive Plan”). One half of the restricted stock granted to each of these employees were vested as of the date of grant and the second half will vest in September 2006. The issuance of these 10,000 shares was not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(2) thereof.

ITEM 6.	SELECTED FINANCIAL DATA

The information presented below is only a summary and does not provide all the information contained in our historical consolidated financial statements and related notes. You should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements, including the related notes included elsewhere in this report.

	For the twelve months ended December 31, 2005	For the period from inception (April 19, 2004) through December 31, 2004
	(in thousands, except per share data)
Consolidated Income Statement Data:
Interest and other income	$36,418	$3,540
Expenses:
Interest expense	5,926	—
Management fees	5,604	1,864
General and administrative (excluding stock compensation)	4,355	2,438
Stock compensation	157	5,137

Total expenses	16,042	9,439

Loss on sale of assets	(821)	—
Gain (loss) due to hedge ineffectiveness	5	—

Net income (loss) available to common stockholders	$19,560	$(5,899)

Earnings (loss) per share:
Basic	$1.08	$(0.62)
Diluted	$1.08	$(0.62)
Weighed average number of common shares outstanding:
Basic	18,123	9,512
Diluted	18,124	9,512

	As of December 31,
	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$151,814	$1,177
CMBS, at fair value	$416,864	$167,070
Real estate loans	$81,696	$29,865
Total assets	$659,176	$199,679
Dividends payable	$8,477	$—
Debt secured by pledge of CMBS and loans	$266,255	$39,200
Stockholders’ equity	$380,570	$158,789

Other Data:
Dividends declared per common share	$1.18	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the consolidated financial statements and notes included herein.

General

JER Investors Trust is a specialty finance company established in April 2004 to capitalize on the growing volume of commercial real estate structured finance products. We are externally managed and advised by JER Commercial Debt Advisors LLC, our manager, an affiliate of J.E. Robert Company, Inc. J.E. Robert Company and its affiliates are a fully integrated real estate investment management firm. We have invested in commercial mortgage backed securities, which we refer to as CMBS, mezzanine loans and B-Note participations in mortgage loans. We also intend to originate, acquire and invest in whole commercial mortgage loans, preferred equity, loans to real estate companies and net leased real estate assets. We may also invest in residential mortgages and related securities, but expect that such investments will be limited. We expect to derive substantially all our income from the difference between the interest or rental income we earn on our investments and the expense we incur in financing our investments.

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

In June 2004, we sold 11,500,000 shares of common stock in a private placement offering for net proceeds of approximately $160.1 million. Additionally, we issued 335,000 shares of common stock to our manager and an aggregate of 6,000 shares of restricted common stock to our independent directors pursuant to our Nonqualified Incentive Plan, which we refer to as our Incentive Plan, at the time of the closing of the private placement. In July 2004, when James Kimsey and Frank Caufield joined our board of directors, we issued each of them 2,000 additional shares of restricted common stock pursuant to our Incentive Plan.

In July 2005, the Securities and Exchange Commission (“SEC”) declared effective a registration statement of the Company on Form S-11 (File No. 333-122802) (the “Registration Statement”) relating to (1) the Company’s initial public offering (the “IPO”) of up to 13,836,863 shares of common stock, par value $0.01 per share (the “Common Stock”), including 1,836,863 shares of Common Stock pursuant to an over-allotment option granted to the underwriters and (2) the offering by selling stockholders of 245,752 shares of Common Stock through the underwriters. On July 19, 2005, the Company issued a total of 12,000,000 shares of Common Stock in the IPO (the “IPO Shares”), at a price to the public of $17.75 per share. The Company did not receive any proceeds from the sale by the selling stockholders of 213,499 shares of Common Stock, at a price to the public of $17.75 per share.

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

In September 2005, we granted each of our independent directors an additional 2,000 shares of restricted stock pursuant to the terms of the restricted stock grant in our Incentive Plan. As of December 31, 2005, we have a total of 25,687,035 shares of common stock outstanding.

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

Rising interest rate environment: We believe that interest rates are likely to increase. With respect to our existing and future floating rate investments, we believe such interest rate increases should result in increases in our net interest income. Similarly, we believe such an increase in interest rates should result in an increase in our net interest income on future fixed interest rate investments made by us. Conversely, in periods of rising interest rates, prepayments on mortgage loans generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. With respect to our existing fixed rate investments, we believe our strategy of financing such assets through a future match-funded collateralized debt obligation (“CDO”), combined with utilizing interest rate swaps prior to the execution of the CDO, will allow us to mitigate reductions in net interest income. Nevertheless, we may not be able to successfully match fund all of our investments.

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

The table below details information about our CMBS investments, including the purchase date, face amount of our CMBS investments, the face amount of the total respective issuance and the amortized cost of our CMBS investments as of December 31, 2005 and 2004:

(In thousands)
CMBS Trust	Investment Date	Face amount purchased	Total Face amount of CMBS issuance	Amortized Cost
				December 31, 2005	December 31, 2004
MACH One 2004-1	July 2004	$50,637	$643,261	$18,492	$18,697
CSFB 1998-C1	August 2004	12,500	2,482,942	9,107	8,919
CSFB 2004-C4	November 2004	52,976	1,138,077	22,539	31,905
MLMT 2004-BPC1	November 2004	76,986	1,242,650	26,551	55,046
JPMCC 2004-C3	December 2004	81,561	1,517,410	35,938	52,846
JPMCC 2005-CIBC11	March 2005	70,035	1,800,969	34,405	—
BACM 2005	April 2005	84,663	2,322,091	41,872	—
LB UBS 2005-C2	April 2005	7,000	1,942,131	4,287	—
CSFB 2005-C2	May 2005	82,261	1,614,084	38,920	—
LB UBS 2005-C3	June 2005	39,335	2,060,632	19,908	—
JPMCC 2005-CIBC12	July 2005	70,429	2,167,039	35,122	—
JPMCC 2005- LDP4	September 2005	90,352	2,677,075	48,846	—
MSCI 2005 -IQ10	October 2005	55,274	1,546,863	30,793	—
MLMT 2005 CKI1	December 2005	96,066	3,073,749	52,203	—

Total		$870,075	$26,228,973	$418,983	$167,413

The Company’s maximum exposure to loss as a result of its investment in these VIEs totaled $419.0 million and $167.4 million as of December 31, 2005 and 2004, respectively.

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

Securities Valuation. We designate certain of our investments in mortgage backed securities, mortgage related securities and certain other securities as available-for-sale. Securities available-for-sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The fair value of CMBS investments is determined by management based on discounted cash flow models which utilize prepayment and loss assumptions based upon historical experience, economic factors and the characteristics of the underlying cash flows. Management determines the applicable discount rates based on current credit spreads as reflected in comparable deals purchased in the marketplace and market interest rates. In addition, management substantiates its fair value estimates with information from dealers who make markets in these securities. The determination of future cash flows and the appropriate discount rate is inherently subjective and actual results may vary from management’s estimates.

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

Accounting Treatment for an Investment Acquired from and Financed with a Repurchase Agreement from the Same Counterparty. The Company has considered an interpretation of GAAP relating to the treatment of transactions where investments acquired by the Company from a particular counterparty are simultaneously financed via a repurchase agreement with that same counterparty or an affiliate thereof. Currently, in such cases, the Company records such transactions as a sale of the investment to us and such related debt provided to us as a financing. An alternative interpretation of GAAP, however, concerns whether such investment should be treated as a derivative.

The Company has identified one investment in CMBS that was acquired in the second quarter ended June 30, 2005 from a counterparty (as part of a selling syndicate) that also provided financing for some of the classes of the same CMBS at the time of initial acquisition. While the Company continues to own most of this CMBS investment, all debt outstanding under the initial repurchase agreement provided by the counterparty was fully repaid during the third quarter ended September 30, 2005. If the Company recorded certain classes of this one CMBS investment as a derivative at the time of acquisition, changes in the fair value of such derivative would have affected net income. In addition, total assets and total liabilities would have been affected for the periods ended June 30, 2005 and September 30, 2005.

Our understanding is that the issue is being considered for further technical guidance by the accounting profession. Future guidance may require the Company to adjust the accounting of the assets in which the Company has invested.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount, adjusted for swap payments, recorded in other comprehensive income within stockholders’ equity. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133. For the twelve month period ended December 31, 2005, $5,241 of unrealized gain was recorded due to ineffectiveness.

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

Results of Operations

Net income for the twelve months ended December 31, 2005 was $19.6 million, or $1.08 per diluted share. Net loss for the period from inception (April 19, 2004) through December 31, 2004, was $5.9 million, or ($0.62) per diluted share. For the period ending December 31, 2004, prior to stock-based compensation expense of $5.1 million, net loss was approximately $0.8 million, or ($0.08) per diluted share. Management believes that net income (loss) prior to stock-based compensation expense is useful to investors because the stock compensation grant was a one-time grant made in connection with our formation and initial equity raise. The reconciliation of net income (loss) prior to stock-based compensation expense to net income (loss) is as follows:

	For the Twelve months ended December 31, 2005	For the period from April 19, 2004 through December 31, 2004
(In thousands)
Net income (loss):
GAAP presentation	$19,560	$(5,899)
Add back: Stock Compensation	157	5,137

Non-GAAP presentation	$19,717	$(762)

Net income (loss) per diluted share:
GAAP presentation	$1.08	$(0.62)
Add back: Stock Compensation	0.01	0.54

Non-GAAP presentation	$1.09	$(0.08)

We use net income (loss) prior to stock-based compensation expense in the evaluation of our business because we believe that such financial measure is a useful indication of the expected recurring performance of our assets and liabilities, as the grant of stock-based compensation at the completion of our June 2004 private placement was a one-time event. As a non-GAAP financial measure, however, net income (loss) to common stockholders prior to stock-based compensation expense has certain limitations, including that net income (loss) to common stockholders prior to stock-based compensation expense does not take into account the overall dilutive effect to our financial performance on a per share basis as a result of our having issued additional common shares to our manager. In addition, should the issuance of stock-based compensation recur on a regular basis going forward, use of net income (loss) prior to stock-based compensation expense would no longer be a useful or indicative financial measure. Therefore, currently, we do not use net income (loss) prior to stock-based compensation expense as a measure of our financial performance on a per share basis.

Interest Income. The following tables set forth information regarding the total amount of interest income from our assets:

	For the twelve months ended December 31, 2005	For the period inception (April 19, 2004) through December 31, 2004
(In thousands)
CMBS	$23,979	$2,344
Real estate loans	11,286	245
Cash and cash equivalents	1,056	951

Total	$36,321	$3,540

The increase in interest income during the twelve months ended December 31, 2005 as compared to the period from inception (April 19, 2004) through December 31, 2004 is primarily due to our acquisitions of interest bearing assets and interest income on cash. The weighted average yield on CMBS at December 31, 2005 and 2004 was 8.9% and 8.3%, respectively. The weighted average yield on real estate loans at December 31, 2005 and 2004 was 15.1% and 9.9%, respectively.

Interest Expense. Interest expense for the twelve months ended December 31, 2005 was $5.9 million. There was no interest expense for the period from inception (April 19, 2004) through December 31, 2004. Interest expense primarily consists of interest incurred on debt outstanding on our repurchase agreements and CDO, amortization of bond issue costs related to the CDO and the amortization of deferred financing fees related to our repurchase agreements. The increase in interest expense from the prior year is primarily due to an increase in our current debt outstanding.

Management Fees. Base management fees are calculated as a percentage of stockholders’ equity adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income. Our manager is also entitled to receive quarterly incentive fees based on our Funds From Operations (as defined in the Management agreement). Management fees for the twelve months ended December 31, 2005 and for the period from inception (April 19, 2004) through December 31, 2004 were $5.6 million and $1.9 million, respectively. The increase in management fees from the prior period to the twelve month periods ended December 31, 2005 is related to the increase in the average equity balance outstanding during these periods as a result of the IPO and the issuance of shares associated with the underwriters’ over-allotment option.

Incentive fees for the twelve month periods ended December 31, 2005 was $0.2 million and is included in Management Fees above. No incentive fees were payable to our manager during the period from inception through December 31, 2004.

General and Administrative Expense. General and administrative expenses for the twelve months ended December 31, 2005 and for the period from inception (April 19, 2004) to December 31, 2004 were $4.4 million and $2.4 million, respectively. General and Administrative expenses consists primarily of due diligence expenses, fees for professional services, insurance premiums and reimbursements to our manager. In accordance with the provisions of the Management Agreement, we recorded reimbursements to our manager of $0.6 million and $0.3 million for the twelve months ended December 31, 2005 and for the period from inception (April 19, 2004) through December 31, 2004, respectively. The increase in general and administrative expenses from the prior period is primarily related to the increase in due diligence expenses incurred in connection with our investments in CMBS.

Stock Compensation: As part of the June 2004 private placement, we recorded $5.1 million ($0.54 per share) in compensation expense related to stock awards issued to our independent directors and our manager for the period from inception (April 19, 2004) to December 31, 2004. As consideration for our manager’s role in raising capital for our company, it was granted an award of 335,000 shares of stock in connection with the private placement. Each non-officer director was also granted 2,000 shares of restricted stock on the date of the first meeting of our board of directors attended by the director. Each of the independent directors receives an additional 2,000 shares of restricted stock annually pursuant to the terms of the automatic restricted stock grant in our Incentive Plan. In accordance with the Registration Rights Agreement, one-half of the shares granted to our manager were subject to a risk of forfeiture under certain circumstances, including a failure to file with the SEC either a registration statement providing for the initial public offering of our common stock or a shelf registration statement providing for the resale of our common stock by March 4, 2005 and a failure to use our commercially reasonable best efforts to cause such IPO or shelf registration statement to be declared effective by the SEC as promptly as practicable after the filing of such registration statement. We completed our IPO in July 2005 and filed a shelf registration statement on October 4, 2005. The registration statement was declared effective on December 8, 2005. One half of the restricted stock granted to the directors is also subject to a risk of forfeiture for one year from the date of grant. In September 2005, we granted each of our independent directors an additional 2,000 shares of restricted stock pursuant to the Incentive Plan. For the twelve months ended December 31, 2005, we recorded $0.2 million in compensation expense.

Loss on Sale of Assets. Losses on sales of assets for the twelve months ended December 31, 2005 was $0.8 million. For the period from inception (April 19, 2004) through December 31, 2004, there were no sales of assets.

During the twelve month period ended December 31, 2005, we sold BBB rated CMBS bonds with a cost basis of $88.1 million resulting in a loss of $1.0 million. This $1.0 million loss was partly offset by the sale of a B-Note investment at par to an unaffiliated third party. The unamortized fee related to the portion of the investment sold was recognized as a $0.2 million gain on sale.

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

We expect our borrowings will be through loan agreements, including warehouse facilities, and other credit facilities with institutional lenders. We may also issue long-term debt securities, including CDOs, and preferred stock.

We currently have a repurchase agreement in place with Banc of America Securities LLC and its affiliates, which provides for financing secured by certain CMBS and mezzanine loans. The agreement closed in May 2005 and provides for a maximum of $150 million in financing with an initial maturity date of May 2006 and a one-year extension option, subject to certain conditions. This repurchase agreement bears interest based on one-month LIBOR (4.39% at December 30, 2005) plus a margin of 35 to 200 basis points, tiered according to the financed assets’ credit rating or loan-to-value ratio, as applicable. Under the repurchase agreement, the financial institution retains the right to mark the underlying collateral to estimated market values. A reduction in the value of our pledged assets may require us to provide additional collateral or fund margin calls so that the outstanding loan amount will be less than or equal to the allowable amount. We terminated a $250 million warehouse facility with Banc of America Securities, LLC and a $100 million repurchase facility with Liquid Funding in connection with the completion of CDO I in November 2005.

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

We intend to make regular quarterly distributions to the holders of our common stock. The following table summarizes our quarterly distributions in 2005:

Dividend	Record Date	Declared	Payment Date	Amount
Q1 2005	05/06/05	04/29/05	05/31/05	$.25
Q2 2005	07/11/05	07/08/05	07/29/05	$.30
Q3 2005	10/14/05	09/28/05	10/28/05	$.30
Q4 2005	12/30/05	12/16/05	01/27/06	$.33

Total				$1.18

Total dividends declared in 2005 exceeded net income by $3.1 million. For tax purposes, all dividends declared in 2005 were considered ordinary income. On March 13, 2006, we declared a common stock cash dividend of $0.33 per share of common stock related to the first quarter 2006. The first quarter dividend will be paid on April 28, 2006 to stockholders of record on March 31, 2006.

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

We expect to meet our short-term liquidity requirements generally through the net proceeds from our initial public offering, cash flow provided by operations as well as borrowings. Our initial borrowings have been short-term, variable rate debt; however, we financed and expect to finance the majority of our assets through one or more match-funded CDO strategies. Our CDO strategy is dependent upon our ability to place the match-funded debt we intend to create in the market at spreads that provide a positive arbitrage. If spreads for CDO liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute the CDO strategy will be severely restricted.

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

We expect that the net proceeds from our initial public offering, our cash flow provided by operations, and our current and anticipated financings will satisfy our liquidity needs over the next twelve months.

Inflation

We believe that the risk of increases in the market interest rates as a result of inflation, on any floating rate debt that we may invest in will be largely offset by our use of match funding financing.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our operating results depend substantially on the difference between the interest and related income earned on our assets and the interest expense incurred in connection with our interest-bearing liabilities. Competition from other providers of real estate financing may lead to a decrease in the interest rate earned on our interest-earning assets, which we may not be able to offset by obtaining lower interest costs on our borrowings. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between our interest-earning assets and interest-bearing liabilities. Any significant compression of the spreads between interest-earning assets and interest-earning liabilities could have a material adverse effect on us. In addition, an increase in interest rates could, among other things, reduce the value of our interest-bearing assets and our ability to realize gains from the sale of such assets, and a decrease in interest rates could reduce the average life of our interest-earning assets.

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

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, primarily LIBOR and treasury rates. At December 31, 2005, our primary sensitivity to interest rates related to the income we earned on our $81.7 million of floating rate real estate loans and the interest expense incurred on $119 million of floating rate debt.

In November 2005, we issued our first CDO through two wholly- owned subsidiaries, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC, which we refer to as CDO I. CDO I is secured by a static pool of $418.7 million par value of fixed rate subordinate CMBS. CDO I issued privately placed notes totaling $275.6 million rated AAA through BBB-, which we refer to as Investment Grade Bonds. We retained a portion of the BBB- rated notes, all of the non-investment grade rated notes and all of the preferred shares. CDO I included a ramp facility that financed $48.6 million par value of additional collateral securities. Two of the Investment Grade Bonds were issued with floating rate coupons with a weighted average rate of LIBOR plus 0.4%. The remaining Investment Grade Bonds, net of the portion retained by the Company, were issued with fixed rate coupons with a weighted average rate of 6.0%.

In connection with the pricing of CDO I in October 2005, through JER CRE CDO 2005-1 Limited, we entered into an amortizing swap with an initial notional balance of approximately $110 million and a final maturity of June 2015. The amortizing interest rate swap hedges the interest rate risk exposure on an amortizing principal amount of the investment-grade, floating-rate notes issued by the Company. This swap is designated as a cash flow hedge and is expected to be effective in hedging the risk of changes in ten years of interest cash outflows attributable to changes in the applicable USD-LIBOR swap rate over the term of the hedging relationship. The principal amount of the notes being hedged equals the swap notional throughout the swap term. Under the swap, we agreed to pay the counterparty a fixed interest rate of 4.943% per annum in exchange for floating payments on the applicable notional amount of interest. Prior to CDO I, we had entered into several forward-starting interest rate swaps to mitigate the risk of changes in the interest-related cash outflows on the forecasted issuance of the CDO. In connection with the pricing of CDO I in October 2005, we effectively terminated or assigned for value $201 million notional amount of interest rate swaps outstanding.

We currently have a repurchase agreement in place with Banc of America Securities LLC and its affiliates which provides for financing secured by certain CMBS and mezzanine loans. The agreement closed in May 2005 and provides for a maximum of $150 million in financing with an initial maturity date of May 2006, and a one-year extension option, subject to certain conditions. We terminated a $250 million warehouse facility with Banc of America Securities, LLC and a $100 million repurchase facility with Liquid Funding in connection with the completion of our first CDO in November 2005.

At December 31, 2005, the existence of our interest rate swaps mitigates the impact of an interest rate increase on our floating rate debt. As a result and due to floating rates on our real estate loans, increases in interest rates will increase our net income. The following table shows the estimated change in net income for a 12-month period based on changes in the interest rates applied to our assets and liabilities as of December 31, 2005:

Rate Change (Basis Points)	Estimated Change in Net Income over 12 Months
(in thousands)
-200	$(1,448)
-100	(724)
+100	724
+200	1,448

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

We manage credit risk though the underwriting process, establishing loss assumptions and monitoring of loan performance. Before acquiring a controlling class security (represented by a majority ownership interest in the most subordinate tranche) in a proposed pool of loans, we perform a rigorous analysis of all of the proposed underlying loans. Information from this review is then used to establish loss assumptions. We assume that a certain portion of the loans will default and calculate an expected or loss adjusted yield based on that assumption. After the securities have been acquired, we monitor the performance of the loans, as well as external factors that may affect their value.

Factors that indicate a higher loss severity or acceleration of the timing of an expected loss will cause a reduction in the expected yield and therefore reduce our earnings. Furthermore, we may be required to write down a portion of the adjusted purchase price of the affected assets through a charge to income.

We will also invest in commercial real estate loans, primarily mezzanine loans, bridge loans, B-notes, loans to real estate companies, mortgage loans and net leased real estate. We may also invest in residential mortgages and related securities. These investments will be subject to credit risk. The extent of our credit risk exposure will be dependent on risks associated with commercial and residential real estate. Property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event a borrower’s net operating income decreases, the borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

With respect to one of our mezzanine loan investments with a principal balance outstanding of $11.5 million at December 31, 2005, we have determined that one or more non-monetary defaults may exist under the applicable loan documents due to the failure and/or delay by the applicable borrowing entities to provide certain information about the borrower entities, the underlying property and an opinion of their independent auditors unqualified as to the scope of the audits or as to the status of the borrowers or property owner as a going concern. Although we are working with the borrowers to correct such non-monetary defaults, no assurance can be given that such defaults will be remedied. All payments due under the mezzanine loan are current.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and financial statements listed in the accompanying index are included in Item 15 of this report. See Index to Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosure matters. The company has not changed accountants in the two most recent fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the “Exchange Act”)) as of December 31, 2005. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective as of December 31, 2005.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

No other information is being furnished within this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to our definitive proxy statement for the 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the fiscal year ended December 31, 2005.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference to our definitive proxy statement for the 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the fiscal year ended December 31, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to our definitive proxy statement for the 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the fiscal year ended December 31, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to our definitive proxy statement for the 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the fiscal year ended December 31, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to our definitive proxy statement for the 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the fiscal year ended December 31, 2005.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules.

Reference is made to the “Index to the Financial Statements” on page F-1 of this report and the Financial Statements included herein, beginning on page F-2.

All other financial statement schedules are not required under the related instructions, or they have been omitted either because they are not significant, the required information has been disclosed in the consolidated and combined financial statements and the notes related thereto.

(b)	Exhibits

The following exhibits are filed as part of this annual Report on Form 10-K:

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant.†

3.2	By-laws of the Registrant.†

4.1	Form of Certificate for Common Stock.†

4.2	Registration Rights Agreement, dated June 4, 2004, between Registrant, JER Commercial Debt Advisors LLC and Friedman, Billings, Ramsey & Co., Inc.†

10.1	Management Agreement, dated June 4, 2004, between Registrant and JER Commercial Debt Advisors LLC.†

10.2	Amendment to Management Agreement, dated January 24, 2006, between Registrant and JER Commercial Debt Advisors LLC.*

10.3	Nonqualified Stock Option and Incentive Award Plan.†

10.4	Form of Restricted Stock Agreement.†

10.5	Services Agreement, dated June 4, 2004, by and among JER Investors Trust Inc., JER Commercial Debt Advisors LLC and J.E. Robert Company, Inc.†

10.6	Advisory Services Letter, dated July 8, 2005.†

21.1	Subsidiaries of the Registrant.*

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32.1	Section 302 Certification of Chief Executive Officer*

32.2	Section 302 Certification of Chief Financial Officer*

†	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-122802), as amended. Such Registration Statement was originally filed with the Securities and Exchange Commission on February 14, 2005.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JER INVESTORS TRUST INC.

By:	/S/ TAE-SIK YOON
Name: Tae-Sik Yoon Title: Executive Vice President, Chief Financial Officer and Treasurer Date: March 22, 2006

Each of the officers and directors of JER Investors Trust Inc. whose signature appears below, in so signing, also makes, constitutes and appoints each of Daniel T. Ward and Tae-Sik Yoon, or either of them, each acting alone, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH E. ROBERT, JR. Joseph E. Robert, Jr.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 22, 2006

/s/ TAE-SIK YOON Tae-Sik Yoon	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 22, 2006

/s/ KEITH W. BELCHER Keith W. Belcher	Vice Chairman of the Board and Executive Vice President	March 22, 2006

/s/ DANIEL J. ALTOBELLO Daniel J. Altobello	Director	March 22, 2006

/s/ PETER D. LINNEMAN Peter D. Linneman	Director	March 22, 2006

/s/ W. RUSSELL RAMSEY W. Russell Ramsey	Director	March 22, 2006

/s/ FRANK J. CAUFIELD Frank J. Caufield	Director	March 22, 2006

/s/ JAMES V. KIMSEY James V. Kimsey	Director	March 22, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of JER Investors Trust Inc.

We have audited the accompanying consolidated balance sheets of JER Investors Trust Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2005 and for the period from inception (April 19, 2004) through December 31, 2004. Our audits also included the financial statement schedule of Mortgage Loans on Real Estate. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JER Investors Trust Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the year ended December 31, 2005 and for the period from inception (April 19, 2004) through December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia

March 13, 2006

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$151,814	$1,177
CMBS, at fair value	416,864	167,070
Real estate loans	81,696	29,865
Accrued interest receivable	4,011	1,269
Other assets	4,791	298

Total Assets	$659,176	$199,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans and Notes Payable	$266,255	$39,200
Interest rate swap agreements, at fair value	646	234
Accounts payable and accrued expenses	486	855
Dividends payable	8,477	—
Due to affiliate	1,550	509
Other liabilities	1,192	92

Total Liabilities	278,606	40,890

Stockholders’ Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 25,687,035 and 11,845,010 shares issued and outstanding, respectively	257	118
Additional paid-in capital	391,553	165,147
Cumulative dividends paid/declared	(22,698)	—
Cumulative earnings (losses)	13,661	(5,899)
Accumulated other comprehensive income (loss)	(2,203)	(577)

Total Stockholders’ Equity	380,570	158,789

Total Liabilities and Stockholders’ Equity	$659,176	$199,679

See notes to consolidated financial statements

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the twelve months ended December 31, 2005	For the period inception (April 19, 2004) through December 31, 2004
REVENUES
Interest income from CMBS	$23,979	$2,344
Interest income from real estate loans	11,286	245
Interest income from cash and cash equivalents	1,056	951
Other income	97	—

Total Revenues	36,418	3,540
EXPENSES
Interest expense	5,926	—
Management fees	5,604	1,864
General and administrative (excluding stock compensation)	4,355	2,438
Stock compensation	157	5,137

Total Expenses	16,042	9,439

INCOME (LOSS) BEFORE ASSET SALES	20,376	(5,899)
Loss on sales of assets, net	(821)	—
Gain (loss) due to hedge ineffectiveness	5	—

NET INCOME (LOSS)	$19,560	$(5,899)

Net earnings (loss) per share:
Basic	$1.08	$(0.62)

Diluted	$1.08	$(0.62)

Weighted average shares of common stock outstanding:
Basic	18,123,087	9,511,915

Diluted	18,124,365	9,511,915

Dividends declared per common share	$1.18	—

See notes to consolidated financial statements

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Dividends Paid/ Declared	Cumulative Earnings (Losses)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at April 19, 2004	—	$—	$—	$—	$—	$—	$—
Comprehensive loss:
Net loss					(5,899)		(5,899)
Unrealized loss on cash flow hedges						(234)	(234)
Unrealized holding losses on securities available-for-sale						(343)	(343)

Total comprehensive loss							(6,476)
Shares issued, net of offering costs	11,500	115	160,013				160,128
Stock awards issued	345	3	5,097				5,100
Amortization of unearned compensation			37				37

Balance at December 31, 2004	11,845	$118	$165,147	$—	$(5,899)	$(577)	$158,789

Comprehensive income:
Net income					19,560		19,560
Fair value adjustment for effective cash flow hedges, net						150	150
Unrealized holding gains on securities available-for-sale, net of reclassification adjustment						(1,776)	(1,776)

Total comprehensive income							17,934
Dividends to stockholders				(22,698)			(22,698)
Shares issued, net of offering costs	13,832	139	226,249				226,388
Stock awards issued	10	—	92				92
Amortization of unearned compensation			65				65

Balance at December 31, 2005	25,687	$257	$391,553	$(22,698)	$13,661	$(2,203)	$380,570

See notes to consolidated financial statements

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the twelve months ended December 31, 2005	For period inception (April 19, 2004) through December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,560	$(5,899)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization/ Accretion	427	(330)
Losses on sales of investments	990	—
Capitalized interest on loans	(3,592)	—
Compensation expense related to stock awards	157	5,137
Gain due to hedge ineffectiveness	(5)	—
Changes in assets and liabilities:
Increase in other assets	(2,498)	(1,567)
Increase in accounts payable and accrued expenses	1,772	1,455

Net cash provided by (used in) operating activities	16,811	(1,204)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of CMBS	(340,036)	(167,082)
Purchase/origination of real estate loans	(99,975)	(29,865)
Proceeds from sale of CMBS	87,111	—
Proceeds from sale/repayment of real estate loans	51,843	—

Net cash used in investing activities	(301,057)	(196,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	226,388	160,128
Dividends paid	(14,221)	—
Proceeds from borrowings	724,643	39,200
Repayment of debt	(497,588)	—
Payment of financing costs	(4,912)	—
Proceeds from termination of swap, net of payments	573	—

Net cash provided by financing activities	434,883	199,328

Net increase in cash and cash equivalents	150,637	1,177
Cash and cash equivalents at beginning of period	1,177	—

Cash and cash equivalents at end of period	$151,814	$1,177

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5,472	$—

NON-CASH TRANSACTIONS:
Dividends declared not yet paid	$8,477	$—

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

Subject to certain restrictions and limitations, the business of the Company is managed by JER Commercial Debt Advisors LLC (the “Manager”). The consolidated financial statements of JER Investors Trust Inc. include the accounts of the Company, three wholly-owned subsidiaries created in connection with the pricing of a collateralized debt obligation, two wholly-owned subsidiaries established for financing purposes and the Company’s taxable REIT subsidiary (“TRS”). There are no balances or activities in the financing subsidiaries or the TRS.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Any intercompany transactions and balances have been eliminated. In preparing these consolidated financial statements, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Income Taxes

As a REIT, the Company generally will not be subject to federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met. If the Company were to fail to meet these requirements, it would be subject to federal income tax, which could have a material adverse effect on its results of operations and amounts available for distributions to its stockholders. Any activity in the TRS will be subject to future income taxes.

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

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings Per Share

The Company calculates basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share.” Basic earnings per share (“EPS”) is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the period. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised. The dilutive effect of 5,000 shares of non-vested restricted stock has been excluded from the calculation of basic earnings per share for the twelve months ended December 31, 2005. The dilutive effect of 172,500 shares with contingent features has been excluded from the calculation of basic earnings per share for the period from inception (April 19, 2004) through December 31, 2004 because they are anti dilutive to the net loss per share amounts. The following table presents a reconciliation of basic and diluted weighted average common shares:

	For the twelve months ended December 31, 2005	For the period from April 19, 2004 through December 31, 2004
Basic Weighted Average Common Shares	18,123,087	9,511,915
Dilutive Potential Common Shares:
Restrictive Shares	1,278	—

Diluted Weighted Average Common Shares	18,124,365	9,511,915

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income. The Company’s other comprehensive income is comprised primarily of unrealized gains and losses on securities categorized as available-for-sale and from net unrealized gains and losses on certain derivative instruments accounted for as cash flow hedges. During the twelve month period ended December 31, 2005, the Company sold BBB rated CMBS bonds with a cost basis of $88.1 million resulting in a loss of $1.0 million. The Company reclassified an unrealized loss of $1.0 million associated with the above sale that was previously reported in the other comprehensive income. This reclassification adjustment is shown in the table below:

Disclosure of reclassification adjustment:

	For the twelve months ended December 31, 2005	For the period from April 19, 2004 through December 31, 2004
Unrealized holding loss on securities available-for-sale	$(2,766)	$(343)
Reclassification for realized loss previously recorded as unrealized	990	—

	$(1,776)	$(343)

In addition, approximately $11,000 was reclassified from equity to interest expense related to cash flow hedges.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

When current period cash flow estimates are lower than the previous period and fair value is less than an asset’s carrying value, the Company will write down the asset to fair market value and record the impairment charge in current period earnings. After taking into account the effect of the impairment charge, income is recognized using the market yield for the security used in establishing the write-down.

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

Derivative Activities

The Company accounts for derivative and hedging activities using SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and SFAS 148, which requires all derivative instruments to be carried at fair value on the balance sheet.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective, strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. At December 31, 2005, the Company has an interest rate swap designated as a cash flow hedge, as further described in Footnote 7. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

within stockholders’ equity. Ineffectiveness, if any, is recorded in the income statement. The Company periodically reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly as required by the standard. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS 133. The Company currently has no fair value hedges outstanding.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123, as amended, “Accounting for Stock-Based Compensation,” which established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Compensation expense related to grants of stock, stock options and other equity instruments is recognized over the vesting period of such grants and is based on the estimated fair value on the grant date.

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

The fair value of CMBS investments is determined by management based on discounted cash flow models which utilize prepayment and loss assumptions based upon historical experience, economic factors and the characteristics of the underlying cash flows. Management determines the applicable discount rates based on current credit spreads as reflected in comparable deals purchased in the marketplace and market interest rates. In addition, management substantiates its fair value estimates with information from dealers who make markets in these securities. The determination of future cash flows and the appropriate discount rate is inherently subjective and actual results may vary from management’s estimates.

Any unrealized gains and losses on securities available-for-sale which are determined to be temporary do not affect the Company’s reported income or cash flows, but are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and, accordingly, affect book value per share. The Company must also assess whether unrealized losses on securities indicate impairment, which would result in writing down the security to its fair value, through earnings. The Company follows impairment guidance of EITF 99-20 in assessing potential impairment of its CMBS investments. This will create a new carrying basis for the security and a revised yield will be calculated based on the future estimated cash flows as described above under Revenue Recognition.

Cash and Cash Equivalents

Cash and cash equivalents include cash, time deposits, and money market funds with an original maturity of 90 days or less when purchased. Carrying value approximates fair value due to the short-term maturity of the investments.

Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised version of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R addresses the

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below details information about our CMBS investments, including the purchase date, face amount of the Company’s CMBS investments, the face amount of the total respective issuance and the amortized cost of the Company’s CMBS investments as of December 31, 2005 and 2004:

(In thousands)
CMBS Trust	Investment Date	Face amount purchased	Total Face amount of CMBS issuance	Amortized Cost
				December 31, 2005	December 31, 2004
MACH One 2004-1	July 2004	$50,637	$643,261	$18,492	$18,697
CSFB 1998-C1	August 2004	12,500	2,482,942	9,107	8,919
CSFB 2004-C4	November 2004	52,976	1,138,077	22,539	31,905
MLMT 2004-BPC1	November 2004	76,986	1,242,650	26,551	55,046
JPMCC 2004-C3	December 2004	81,561	1,517,410	35,938	52,846
JPMCC 2005-CIBC11	March 2005	70,035	1,800,969	34,405	—
BACM 2005	April 2005	84,663	2,322,091	41,872	—
LB UBS 2005-C2	April 2005	7,000	1,942,131	4,287	—
CSFB 2005-C2	May 2005	82,261	1,614,084	38,920	—
LB UBS 2005-C3	June 2005	39,335	2,060,632	19,908	—
JPMCC 2005-CIBC12	July 2005	70,429	2,167,039	35,122	—
JPMCC 2005- LDP4	September 2005	90,352	2,677,075	48,846	—
MSCI 2005 -IQ10	October 2005	55,274	1,546,863	30,793	—
MLMT 2005 CKI1	December 2005	96,066	3,073,749	52,203	—

Total		$870,075	$26,228,973	$418,983	$167,413

The Company’s maximum exposure to loss as a result of its investment in these VIEs totaled $419.0 million and $167.4 million as of December 31, 2005 and 2004, respectively.

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

3.    CMBS

The following is a summary of the Company’s CMBS by rating class as of December 31, 2005 and 2004:

(In Thousands)
	As of December 31, 2005
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
Security Description		Gains	Losses		Coupon	Yield	Term (yrs)
Investment Grade (BBB)	$29,431	$—	$(1,360)	$28,071	5.41%	6.04%	10.64
Non-Investment Grade (BB, B, NR)	389,552	4,198	(4,957)	388,793	4.84%	9.10%	11.92

Total CMBS	$418,983	$4,198	$(6,317)	$416,864	4.88%	8.89%	11.83

	As of December 31, 2004
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
Security Description		Gains	Losses		Coupon	Yield	Term (yrs)
Investment Grade (BBB)	$66,848	$—	$(622)	$66,226	5.34%	5.53%	10.16
Non-Investment Grade (BB, B, NR)	100,565	1,692	(1,413)	100,844	4.89%	10.15%	12.66

Total CMBS	$167,413	$1,692	$(2,035)	$167,070	5.07%	8.30%	11.66

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unrealized gains (losses) are primarily the result of changes in market interest rates and credit spreads subsequent to the purchase of a CMBS investment.

The following table sets forth the amortized cost, fair values and unrealized loss for those securities in an unrealized loss position at December 31, 2005 and 2004:

(In Thousands)
	December 31, 2005
Security Description	Amortized Cost	Unrealized loss > 12 months	Unrealized loss < 12 months	Fair Value
Investment Grade (BBB)	$29,431	$(629)	$(731)	$28,071
Non-Investment Grade (BB, B, NR)	260,713	—	(4,957)	255,756

Total	$290,144	$(629)	$(5,688)	$283,827

	December 31, 2004
Security Description	Amortized Cost	Unrealized loss > 12 months	Unrealized loss < 12 months	Fair Value
Investment Grade (BBB)	$46,604	$—	$(622)	$45,982
Non-Investment Grade (BB, B, NR)	43,649	—	(1,413)	42,236

Total	$90,253	$—	$(2,035)	$88,218

All unrealized losses have been determined to be temporary and do not affect the Company’s reported net income. The Company expects to hold all the investments until their expected maturity.

As of December 31, 2005 and 2004, the mortgage loans in the underlying collateral pools for all CMBS were secured by properties of the types and at the locations identified below:

Location(1)	December 31, 2005	December 31, 2004	Property Type(1)	December 31, 2005	December 31, 2004
California	12.8%	11.8%	Retail	34.5%	26.8%
New York	9.7%	12.4%	Office	27.0%	23.2%
Texas	9.0%	10.4%	Residential	17.7%	22.4%
Florida	6.4%	10.6%	Hospitality	6.1%	5.7%
Other(2)	57.7%	43.7%	Industrial	3.8%	3.2%
Re-REMIC(3)	4.4%	11.1%	Other(2)	6.5%	7.6%

Total	100.0%	100.0%	Re-REMIC(3)	4.4%	11.1%

			Total	100.0%	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans.
(2)	No other individual state or property type comprises more than 4.0% of the total.
(3)	The Company’s investment in a Re-REMIC backed by CMBS from 41 previous conduit securitizations is not included in the above categories due to the stratification information on the original loan collateral not being meaningful.

The non-investment grade and unrated tranches of the CMBS owned by the Company provide credit support to the more senior classes of the related commercial securitizations. Cash flow from the underlying mortgages generally is allocated first to the senior tranches, with the most senior tranches having a priority right to the cash

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

flow. Any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the remaining CMBS classes will bear such losses in order of their relative subordination.

4.    REAL ESTATE LOANS

At December 31, 2005 and 2004, our real estate loans consisted of the following:

(In thousands)
	As of December 31, 2005
Description	Carrying Value	Weighted Average Interest Rate	Range of Initial Maturity Dates
Mezzanine loans	$81,696	15.10%	July 2006 – October 2007

Total real estate loans	$81,696	15.10%

	As of December 31, 2004
Description	Carrying Value	Weighted Average Interest Rate	Range of Initial Maturity Dates
Mezzanine loans	$29,865	9.91%	July 2006 – November 2006

Total real estate loans	$29,865	9.91%

The Company determines if its real estate loans should be accounted for as loans, real estate investments or equity method joint ventures in accordance with AICPA Practice Bulletin No. 1 on acquisition, development or construction (ADC) arrangements. To date, the Company has accounted for all of its arrangements as loans based on the guidance set forth in the Practice Bulletin.

5.    LOANS AND NOTES PAYABLE

Collateralized Debt Obligations

On November 10, 2005, the Company issued its first collateralized debt obligation (“CDO”) through two wholly-owned subsidiaries of the Company, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC (collectively “CDO I”). CDO I is secured by a static pool of $418.7 million par value of fixed rate subordinate CMBS. CDO I issued privately placed notes totaling $275.6 million rated AAA through BBB- (“Investment Grade Bonds”). The Company retained a portion of the BBB- rated notes, all of the non-investment grade rated notes and all of the preferred shares. The Company has accounted for the CDO I transaction as a financing due to certain permitted activities of the CDO I trust that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. Accordingly, the CMBS assets that were transferred to the CDO I trust are reflected in the Company’s balance sheet and bonds issued to third parties are reflected as debt at December 31, 2005.

Proceeds from the sale of the bonds issued by CDO I were used to purchase $52.2 million of CMBS bonds rated BB+ and below, of which portions of those bonds with a par value of $48.6 million are held as collateral in CDO I pursuant to the ramp facility within CDO I. The $370.1 million par value of remaining assets pledged as collateral in CDO I were contributed from our existing portfolio of CMBS. Two of the Investment Grade Bonds, totaling $119.2 million were issued with floating rate coupons with a weighted average rate of LIBOR plus

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

0.4%. The remaining Investment Grade Bonds totaling $147.0 million, net of the portion retained by the Company, were issued with fixed rate coupons with a weighted average rate of 6.0%. All of the Investment Grade Bonds have a remaining expected average maturity of 9.67 years as of December 31, 2005. The Company incurred $4.4 million of issuance costs which are amortized on an effective yield basis over the life of CDO I.

Repurchase Agreements

The Company currently has a repurchase agreement in place with Banc of America Securities LLC and its affiliates and provides for financing secured by certain CMBS and mezzanine loans. The agreement closed in May 2005 and provides for a maximum of $150 million in financing with an initial maturity date of May 2006, and a one-year extension option, subject to certain conditions. There were no amounts outstanding as of December 31, 2005 and 2004 under this agreement.

The Company also had a nine-month warehouse facility (“Warehouse Facility”) that provided for a maximum of $250 million in financing. This facility matured upon the completion of CDO I in November 2005. In connection with the closing of CDO I, the outstanding debt balance of the repurchase agreement was paid off. At the time of payoff, the weighted average borrowing rate was 4.7%.

As of December 31, 2004, $39.2 million was outstanding at a weighted average borrowing rate of 2.8% under a separate repurchase agreement with Banc of America LLC and its affiliates, which was terminated upon the closing of the Warehouse Facility. As of December 31, 2004, securities with a fair value of $53.3 million were pledged under the repurchase agreement.

The Company also had a CMBS repurchase agreement, which closed in December 2004, with Liquid Funding, an affiliate of Bear, Stearns & Co. Inc. The agreement provided financing of up to $100 million secured by rated and unrated CMBS and expired upon the settlement of the CDO in November 2005. There were no amounts outstanding under this agreement as of December 31, 2004.

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

The Company has considered an interpretation of GAAP relating to the treatment of transactions where investments acquired by the Company from a particular counterparty are simultaneously financed via a repurchase agreement with that same counterparty or an affiliate thereof. Currently, in such cases, the Company records such transactions as a sale of the investment to us and such related debt provided to us as a financing. An alternative interpretation of GAAP, however, concerns whether such investment should be treated as a derivative.

The Company has identified one investment in CMBS that was acquired in the second quarter ended June 30, 2005 from a counterparty (as part of a selling syndicate) that also provided financing for some of the classes of the same CMBS at the time of initial acquisition. While the Company continues to own most of this CMBS investment, all debt outstanding under the initial repurchase agreement provided by the counterparty was fully repaid during the third quarter ended September 30, 2005. If the Company recorded certain classes of this one CMBS investment as a derivative at the time of acquisition, changes in the fair value of such derivative would have affected net income. In addition, total assets and total liabilities would have been affected for the periods ended June 30, 2005 and September 30, 2005.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our understanding is that the issue is being considered for further technical guidance by the accounting standard setters. Future guidance may require the Company to adjust the accounting of the assets in which the Company has invested.

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

The fair values of the Company’s CMBS and interest rate swap agreements are based on management’s estimates and market pricing information provided by certain dealers who make markets in these financial instruments as further described in Footnotes 3 and 7, respectively. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Real estate loans and repurchase agreements are floating rate instruments, and based on these terms, their carrying value approximates fair value. The carrying value and fair value of CDO I debt related to the fixed notes is approximately $147 million and $149 million, respectively. The fair value of CDO I debt related to the floating notes approximates fair value.

7.    DERIVATIVE FINANCIAL INSTRUMENTS

In connection with the pricing of CDO I in October 2005, through JER CRE CDO 2005-1, Limited, the Company entered into an amortizing interest rate swap with an initial notional balance of approximately $110 million and a final maturity of June 2015. The amortizing interest rate swap hedges the interest rate risk exposure on an amortizing principal amount of the investment-grade, floating-rate notes issued by the Company. This swap is designated as a cash flow hedge and is expected to be effective in hedging the risk of changes in ten years of interest cash outflows attributable to changes in the applicable USD-LIBOR swap rate over the term of the hedging relationship. Under the swap, the Company has agreed to pay the counterparty a fixed interest rate of 4.943% per annum in exchange for floating payments on the applicable notional amount. As of December 31, 2005, ($0.6) million is reflected in other comprehensive income (loss) representing the change in value of the effective portion of the $110 million amortizing swap. Of the existing balances in other comprehensive income related to its cash flow derivatives, the Company estimates that approximately $0.1 million will be reclassified from other comprehensive income to earnings in the next twelve months.

In connection with the pricing of CDO I, the Company effectively terminated or assigned for value $201 million notional amount of interest rate swaps outstanding. Prior to termination, ineffectiveness of $5,240 was recorded for the twelve months ended December 31, 2005. The net proceeds from termination of $0.6 million are recorded in other comprehensive income (loss) and are being reclassified to interest expense over the life of CDO I based on the effective yield method. As of December 31, 2005, $6,219 has been reclassified from other comprehensive income (loss) as a reduction to interest expense.

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

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income on CMBS investments is computed for GAAP purposes based upon a yield, which assumes credit losses will occur. (See Footnote 2 – Revenue Recognition for further discussion.) The yield to compute the Company’s taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. Additionally, due diligence expenses incurred related to the acquisition of CMBS investments are required to be expensed for GAAP purposes but are included as a component of the cost basis of the asset and amortized for tax purposes. As a result of these two primary differences, the net difference between the tax and GAAP bases of the underlying CMBS assets was approximately $7.1 million and $1.0 million at December 31, 2005 and 2004, respectively.

9.    COMMON STOCK

In June 2004, the Company sold 11.5 million shares of its common stock through transactions that were exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 144A, Regulation S and Regulation D (the “144A Offering”). Gross proceeds were $172.1 million. Net proceeds after deducting the initial purchaser’s discount and other offering expenses were $160.1 million. In July 2005, the Company completed its initial public offering of 12 million shares of its common stock at a price of $17.75 per share. In August 2005, the underwriters exercised their option to purchase an additional 1,832,025 shares at the public offering price less the underwriting discount to cover over-allotments. The net proceeds to the Company on the sale of 12,000,000 shares in the initial public offering and the 1,832,025 shares pursuant to the over-allotment option was $226.4 million after deducting underwriting discount and offering expenses and was primarily used to pay down indebtedness.

In connection with the 144A Offering, the Company issued 345,000 shares to its Manager and independent directors pursuant to its Nonqualified Option and Incentive Award Plan as further described in Footnote 11. In September 2005, the Company granted an additional 10,000 shares of restricted stock to the independent directors pursuant to the Nonqualified Option and Incentive Award Plan.

As December 31, 2005 and 2004, the Company has a total of 25,687,035 and 11,845,010 common shares outstanding, respectively.

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

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition, the Manager is entitled to receive a quarterly incentive fee in an amount, not less than zero, equal to the product of (i) 25% of the dollar amount by which (a) Funds From Operations (as defined in the Management Agreement) of the Company for such quarter per share of Common Stock (based on the weighted average number of shares outstanding for such quarter) exceeds (b) an amount equal to (A) the weighted average of the price per share of Common Stock in the 144A Offering, and the prices per share of Common Stock in any subsequent offerings by the Company multiplied by (B) the greater of (1) 2.25% and (2) .875% plus one fourth of the ten-year U.S. treasury rate for such quarter, multiplied by (ii) the weighted average number of shares of Common Stock outstanding during such quarter. “Funds From Operations” as defined in the Management Agreement is net income (computed in accordance with generally accepted accounting principles) before incentive compensation and including base management fees, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.

The Company incurred $5.4 million and $1.9 million for the twelve months ended December 31, 2005 and for the period from inception (April 19, 2004) through December 31, 2004, respectively, in base management fees in accordance with the terms of the Management Agreement. During the twelve months ended December 31, 2005, the Company incurred $0.2 million in incentive fees. No incentive fees were due to the Manager for the period from inception to December 31, 2004. At December 31, 2005 and 2004, $1.3 million and $0.3 million, respectively, related to unpaid management fees and is included in due to affiliate in the accompanying consolidated financial statements.

The Company’s Manager must be provided adequate notice of termination as defined according to the terms of the Management Agreement. Upon notice, a termination fee equal to four times the sum of the Manager’s base management fees plus incentive fees for the 12-month period preceding the date of termination would be paid. Any accrued compensation due to the Manager would also be paid.

In addition, if the Management Agreement is terminated without cause, due to fees that the independent directors have determined to be unfair, the Company’s Manager may agree to perform its management services at fees the independent directors determine to be fair, and the Management Agreement would not terminate. The Company’s Manager may give notice that it wishes to renegotiate the fees, in which case the Company and its Manager must negotiate in good faith. If a renegotiated fee cannot be agreed upon within a specified period, the agreement will terminate, and the Company must pay the termination fees described above.

The Company may also terminate the Management Agreement with 60 days’ prior notice for cause, which is defined as (i) the Manager’s fraud or gross negligence, (ii) the Manager’s willful noncompliance with the Management Agreement, (iii) the commencement of any proceeding relating to the Manager’s bankruptcy or insolvency or a material breach of any provision of the Management Agreement, uncured for a period of 60 days or (iv) a change in control of the Manager. The Manager may at any time assign certain duties under the Management Agreement to any affiliate of the Manager provided that the Manager shall remain liable to the Company for the affiliate’s performance.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Management Agreement provides that the Company is required to reimburse the Manager for certain expenses incurred by the Manager on the Company’s behalf. If services are provided by the Manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants or other third parties on an arm’s length basis. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $0.6 million for the twelve month period ended December 31, 2005 for certain expenses incurred on behalf of the Company that are included in general and administrative expenses in the accompanying consolidated financial statements. For the period from inception to December 31, 2004, the Company recorded reimbursements to the Manager of $0.3 million. At December 31, 2005 and 2004, $0.3 million and $0.2 million, respectively, of expenses to be reimbursed was unpaid and included in due to affiliate in the accompanying consolidated financial statements.

During the twelve months ended December 31, 2005, the Company originated mezzanine loans with an affiliated entity totaling $63.4 million. The ownership was allocated equally between the Company and the affiliated entity, with the Company’s share of the loans equal to $31.7 million.

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

In accordance with the Plan, a total of 355,000 shares of Common Stock were issued to the Manager and the independent directors in 2004. As consideration for the Manager’s role in raising capital for the Company, the Manager was granted an award of 335,000 shares of stock upon the closing of the 144A Offering. Additionally, each independent director was granted 2,000 shares of restricted stock upon the date of the first board meeting of the Board of Directors attended by the independent director. Each independent director receives an additional 2,000 shares of restricted stock annually pursuant to the Plan. As discussed below under “Registration Rights Agreement,” one-half of the shares granted to the Manager were subject to a risk of forfeiture. One-half of the shares granted to the independent directors are also subject to a risk of forfeiture if the independent director no longer serves as a member of the Board of Directors of the Company one year from the date of the grant. Compensation expense is recorded at fair value of the stock at the time of the award for those awards which vest immediately and for the remaining awards over the vesting periods. For the twelve month period ended December 31, 2005, $0.2 million was recorded as compensation expense related to the restricted stock grants. Compensation expense in the amount of $5.1 million was recorded related to the incentive award and restricted stock grants for the period from inception through December 31, 2004. Stock compensation expense was shown separately from general and administrative expense in the Company’s statements of operations due to its significance.

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

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

registration statement to be declared effective by the SEC as promptly as practicable after the filing of the shelf registration statement.

The registration statement providing for the initial public offering of the Company’s common stock was declared effective by the SEC on July 13, 2005 and the Company’s common stock began trading on the NYSE on July 14, 2005. In addition, on October 4, 2005, in accordance with the Registration Rights Agreement, the Company filed a shelf registration statement providing for the resale of a certain number of shares of the Company’s common stock not sold in the initial public offering. The SEC declared such shelf registration statement effective on December 8, 2005.

To the extent that the Company did not meet the remaining requirements of the Registration Rights Agreement with respect to the shelf registration statement, including the obligation to file, when and as required, any documents or other materials necessary to effect, or maintain the effectiveness of the shelf registration statement until certain dates set forth in the Registration Rights Agreement, one-half of the shares originally granted to the Manager as discussed under the Stock Option and Incentive Award Plan above were subject to forfeiture except as a result of circumstances outside the reasonable control of the Manager. Additionally, payment of incentive fees, if any, to the Manager would be suspended until the Company is in compliance with the registration obligations discussed above, at which time all suspended amounts are due and payable.

13.    SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table represents unaudited supplemental quarterly financial information for the year ended 2005 and for the period from inception (April 19, 2004) through December 31, 2004:

(in thousands, except per share amounts)
	Quarters ending
2005	March 31,	June 30,	September 30,	December 31,
Revenues	$5,027	$8,613	$10,023	$12,755
Expenses	2,307	4,125	3,882	5,728

Net Income	$2,889	$4,188	$5,459	$7,024

Earnings per share:
Basic	$0.25	$0.36	$0.23	$0.27

Diluted	$0.24	$0.35	$0.23	$0.27

	For the period from inception (April 19, 2004) through June 30, 2004	Quarters ending
2004		September 30,	December 31,
Revenues	$127	$1,046	$2,367
Expenses	5,549	1,598	2,292

Net Income (loss)	$(5,422)	$(552)	$75

Earnings (loss) per share:
Basic	$(1.33)	$(0.05)	$0.01

Diluted	$(1.33)	$(0.05)	$0.01

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    SUBSEQUENT EVENTS

On January 27, 2006, the Company paid dividends of $8.5 million, or $0.33 per common share outstanding to shareholders of record on December 30, 2005.

In January 2006, a $14.1 million principal prepayment on a mezzanine loan investment was received.

On March 13, 2006, the Company declared a common stock cash dividend of $0.33 per share of common stock related to the first quarter 2006. The first quarter dividend will be paid on April 28, 2006 to stockholders of record on March 31, 2006.

SCHEDULE IV

JER INVESTORS TRUST INC. AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE AND INTEREST EARNED ON MORTGAGES

December 31, 2005

(In Thousands)

Part 1—Mortgage loans on real estate at close of period					Part 2—Interest earned on mortgages
Loan Type/ Property Type	Prior Liens	Carrying Amount of Loans		Amount of Principal Unpaid at close of period	Interest due and accrued at end of period	Interest income earned applicable to the period
MEZZANINE LOANS:
Multi-family—TX, VA, SC, GA	$822,500	$14,133	(A)	$14,133	$113	$1,695
Hospitality— PA	17,000	11,500		11,500	—	855
Hospitality—NY	127,000	23,000		23,000	138	1,489
Multi-family—FL	321,698	33,063	(B)	32,956	430	4,320

TOTAL	$1,288,198	$81,696		$81,589	$681	$11,286	(C)

NOTES:

(A)	Loan paid off in January 2006.
(B)	Carrying amount includes capitalized loan origination costs.
(C)	Total interest income includes income from mortgages sold/repaid.

	2005	2004
Balance at the beginning of the year	$29,865	$—
Additions (deductions):
New mortgage loans	99,975	29,865
Capitalized loan origination costs, net of amortization	107	—
Capitalized interest	3,592	—
Collections of principal	(51,843)	—

Balance at the end of the year	$81,696	$29,865