Form 10-Q
period 2006-03-31
JER Investors Trust Inc
filed 2006-05-11
CIK 1294017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2006, 25,687,035 shares of common stock ($0.01 par value per share) were outstanding.

JER INVESTORS TRUST INC.

FORM 10-Q

INDEX

Page
PART I—FINANCIAL INFORMATION

Item 1.
Interim Financial Statements	4
Consolidated Balance Sheets	4
Consolidated Statements of Operations	5
Consolidated Statement of Changes in Stockholders’ Equity	6
Consolidated Statements of Cash Flows	7
Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.
Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.
Controls and Procedures	32

Part II—OTHER INFORMATION

Item 1.
Legal Proceedings	33

Item 1A.
Risk Factors	33

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.
Defaults Upon Senior Securities	33

Item 4.
Submission of Matters to a Vote of Security Holders	33

Item 5.
Other Information	33

Item 6.
Exhibits	34

SIGNATURES	35

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

Part I—FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Cash and cash equivalents	$100,929	$151,814
CMBS, at fair value	469,684	416,864
Real estate loans	68,528	81,696
Accrued interest receivable	4,259	4,011
Interest rate swap agreements, at fair value	2,806	—
Other assets	4,457	4,791

Total Assets	$650,663	$659,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans and Notes Payable	$266,255	$266,255
Interest rate swap agreements, at fair value	—	646
Accounts payable and accrued expenses	682	486
Dividends payable	8,477	8,477
Due to affiliate	774	1,550
Other liabilities	1,157	1,192

Total Liabilities	277,345	278,606

Stockholders’ Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 25,687,035 and 11,845,010 shares issued and outstanding, respectively	257	257
Additional paid-in capital	391,576	391,553
Cumulative dividends paid/declared	(31,175)	(22,698)
Cumulative earnings	20,146	13,661
Accumulated other comprehensive income (loss)	(7,486)	(2,203)

Total Stockholders’ Equity	373,318	380,570

Total Liabilities and Stockholders’ Equity	$650,663	$659,176

See notes to consolidated financial statements

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share and per share data)

	For the three months ended March 31,
	2006	2005
REVENUES
Interest income from CMBS	$9,354	$3,507
Interest income from real estate loans	3,062	1,515
Interest income from cash and cash equivalents	1,667	4

Total Revenues	14,083	5,026

EXPENSES
Interest expense	3,973	486
Management fees	1,921	808
General and administrative	1,394	1,012

Total Expenses	7,288	2,306

INCOME BEFORE OTHER GAINS (LOSSES)	6,795	2,720

OTHER GAINS (LOSSES)
Gain on sales of assets, net	—	169
Loss on impairment of assets	(310)	—

NET INCOME	$6,485	$2,889

Net earnings per share:
Basic	$0.25	$0.25

Diluted	$0.25	$0.25

Weighted average shares of common stock outstanding:
Basic	25,682,035	11,672,510

Diluted	25,684,529	11,676,260

Dividends declared per common share	$0.33	—

See notes to consolidated financial statements

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Dividends Paid/Declared	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2005	25,687	$257	$391,553	$(22,698)	$13,661	$(2,203)	$380,570

Comprehensive income:
Net income					6,485		6,485
Fair value adjustment for effective cash flow hedges, net						3,441	3,441
Unrealized holding losses on securities available-for-sale						(8,724)	(8,724)

Total comprehensive income							1,202
Dividends to stockholders				(8,477)			(8,477)
Amortization of unearned compensation			23				23

Balance at March 31, 2006	25,687	$257	$391,576	$(31,175)	$20,146	$(7,486)	$373,318

See notes to consolidated financial statements

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,485	$2,889
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization/Accretion	179	81
Impairment—CMBS	310	—
Capitalized interest on loans	(986)	—
Compensation expense related to stock awards	23	19
Changes in assets and liabilities:
Increase in other assets	84	(900)
Increase in accounts payable and accrued expenses	(615)	818

Net cash provided by operating activities	5,480	2,907

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of CMBS	(62,021)	(38,092)
Purchase/origination of real estate loans	—	(50,740)
Proceeds from sale/repayment of real estate loans	14,133	16,892

Net cash used in investing activities	(47,888)	(71,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(8,477)	—
Proceeds from borrowings	—	90,908
Repayment of debt	—	(21,411)
Payment of financing costs	—	(100)

Net cash provided by (used in) financing activities	(8,477)	69,397

Net (decrease) increase in cash and cash equivalents	(50,885)	364

Cash and cash equivalents at beginning of period	151,814	1,177

Cash and cash equivalents at end of period	$100,929	$1,541

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$4,322	$441

Dividends declared	$8,477	$—

See notes to consolidated financial statements

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

The financial information presented as of March 31, 2006 has been prepared from the books and records without audit. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2006 and the results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings Per Share

The Company calculates basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share.” Basic earnings per share (“EPS”) is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the period. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised. The dilutive effect of 5,000 shares of non-vested restricted stock has been excluded from the calculation of basic earnings per share for the three months ended March 31, 2006. The dilutive effect of 172,500 shares with contingent features has been excluded from the calculation of basic earnings per share for the three months ended March 31, 2005. The following table presents a reconciliation of basic and diluted weighted average common shares:

	For the three months ended March 31,
	2006	2005
Basic Weighted Average Common Shares	25,682,035	11,672,510
Dilutive Potential Common Shares
Restricted Shares	2,494	3,750

Diluted Weighted Average Common Shares	25,684,529	11,676,260

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income. The Company’s other comprehensive income is comprised primarily of unrealized gains and losses on securities categorized as available-for-sale and from net unrealized gains and losses on certain derivative instruments accounted for as cash flow hedges. During three months ended March 31, 2006, the Company reclassified approximately $11,000 from equity to interest expense related to cash flow hedges. Total comprehensive income at March 31, 2006 and 2005 was $1.2 million and $1.9 million, respectively.

Revenue Recognition

Interest income on loans and securities investments is recognized over the life of the investment using the effective interest method. Mortgage loans will generally be originated or purchased at or near par value and interest income will be recognized based on the contractual terms of the debt instrument. Any loan fees or acquisition costs on originated loans will be deferred and recognized over the term of the loan as an adjustment to yield. Any exit fees received from prepayments of loans are recognized in the current period and included in interest income. Interest income on commercial mortgage-backed securities (“CMBS”) is recognized on the effective interest method as required by Emerging Issues Task Force (“EITF”) 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”

Under EITF 99-20, management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the Company’s purchase prices.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. At March 31, 2006, the Company has an interest rate swap designated as a cash flow hedge, as further described in Footnote 7. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income within stockholders’ equity. Ineffectiveness, if any, is recorded in the income statement. The Company periodically reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly as required by the standard. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS 133. The Company currently has no fair value hedges outstanding.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Accounting for Stock-Based Compensation,” which established accounting and disclosure requirements using a fair-value based

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method of accounting for stock-based employee compensation plans. Compensation expense related to grants of stock, stock options and other equity instruments is recognized over the vesting period of such grants and is based on the estimated fair value on the grant date.

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

The Company’s ownership of the subordinated classes of CMBS from a single issuer gives it the right to control the foreclosure/workout process on the underlying loans (“Controlling Class CMBS”). FIN 46R has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a qualifying

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

special-purpose entity (“QSPE”) does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust’s QSPE status can be impacted in future periods by activities by its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent its CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, the Company records the investments at the purchase price paid. To the extent the underlying trusts are not QSPEs, the Company follows the guidance set forth in FIN 46R as the trusts would be considered VIEs.

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

The table below details information about our CMBS investments, including the purchase date, face amount of the Company’s CMBS investments, the face amount of the total respective issuance and the amortized cost of the Company’s CMBS investments as of March 31, 2006 and December 31, 2005:

(In thousands)

CMBS Trust	Investment Date	Face amount purchased	Total Face amount of CMBS issuance	Amortized Cost
				March 31, 2006	December 31, 2005
MACH One 2004-1	July 2004	$50,637	$643,261	$18,490	$18,492
CSFB 1998-C1	August 2004	12,500	2,482,942	9,157	9,107
CSFB 2004-C4	November 2004	52,976	1,138,077	22,550	22,539
MLMT 2004-BPC1	November 2004	76,986	1,242,650	26,549	26,551
JPMCC 2004-C3	December 2004	81,561	1,517,410	35,919	35,938
JPMCC 2005-CIBC11	March 2005	70,035	1,800,969	34,088	34,405
BACM 2005	April 2005	84,663	2,322,091	41,837	41,872
LB UBS 2005-C2	April 2005	7,000	1,942,131	4,292	4,287
CSFB 2005-C2	May 2005	82,261	1,614,084	38,936	38,920
LB UBS 2005-C3	June 2005	39,335	2,060,632	19,878	19,908
JPMCC 2005-CIBC12	July 2005	70,429	2,167,039	35,037	35,122
JPMCC 2005-LDP4	September 2005	90,352	2,677,075	48,837	48,846
MSCI 2005-IQ10	October 2005	55,274	1,546,863	30,786	30,793
MLMT 2005 CKI1	December 2005	96,066	3,073,749	52,149	52,203
MSC 2006 HQ8	March 2006	105,707	2,731,231	62,022	—

Total		$975,782	$28,960,204	$480,527	$418,983

The Company’s maximum exposure to loss as a result of its investment in these VIEs totaled $480.5 million and $419.0 million as March 31, 2006 and December 31, 2005, respectively.

The financing structures that the Company offers to its borrowers on certain of its loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46R. Management has evaluated these entities and has concluded that none of them are VIEs that are subject to consolidation under FIN 46R.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	CMBS

The following is a summary of the Company’s CMBS by rating class as of March 31, 2006 and December 31, 2005:

(In thousands)

	As of March 31, 2006
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
Security Description		Gains	Losses		Coupon	Yield	Term (yrs)
Investment Grade (BBB)	$35,688	$—	$(1,431)	$34,257	5.45%	6.12%	10.27
Non-Investment Grade (BB, B, NR)	444,839	3,244	(12,656)	435,427	4.88%	9.12%	11.81

Total CMBS	$480,527	$3,244	$(14,087)	$469,684	4.93%	8.90%	11.70

	As of December 31, 2005
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
Security Description		Gains	Losses		Coupon	Yield	Term (yrs)
Investment Grade (BBB)	$29,431	$—	$(1,360)	$28,071	5.41%	6.04%	10.64
Non-Investment Grade (BB, B, NR)	389,552	4,198	(4,957)	388,793	4.84%	9.10%	11.92

Total CMBS	$418,983	$4,198	$(6,317)	$416,864	4.88%	8.89%	11.83

The unrealized gains (losses) are primarily the result of changes in market interest rates and credit spreads subsequent to the purchase of a CMBS investment.

The following table sets forth the amortized cost, fair values and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2006 and December 31, 2005:

(In Thousands)

	March 31, 2006
Security Description	Amortized Cost	Unrealized loss >12 months	Unrealized loss <12 months	Fair Value
Investment Grade (BBB)	$35,688	$(616)	$(815)	$34,257
Non-Investment Grade (BB, B, NR)	368,585	(286)	(12,370)	355,929

Total	$404,273	$(902)	$(13,185)	$390,186

	December 31, 2005
Security Description	Amortized Cost	Unrealized loss >12 months	Unrealized loss <12 months	Fair Value
Investment Grade (BBB)	$29,431	$(629)	$(731)	$28,071
Non-Investment Grade (BB, B, NR)	260,713	—	(4,957)	255,756

Total	$290,144	$(629)	$(5,688)	$283,827

The unrealized losses result from the fair value of the securities falling below the amortized cost basis and are primarily the result of market factors other than credit impairment. The unrealized losses have been determined to be temporary and do not affect the Company’s net income. The Company expects to hold all the investments until their expected maturity.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2006, pursuant to EITF 99-20, the Company took an aggregate impairment charge to earnings totaling $0.3 million. This impairment charge relates to three separate securities issued in two separate CMBS trusts where, in each case, the cash flow projections of the securities in this current reporting period were estimated to be lower than the cash flow projections of the same securities in the prior reporting period and, at the same time, the fair values of the securities are less than the prior reporting period carrying values. The actual cash flows of the securities may be less than or greater than the cash flow projections of the securities in this current reporting period or the cash flow projections of the securities in the prior reporting period depending on final resolutions of the underlying loans and assets in the respective CMBS trusts.

As of March 31, 2006 and December 31, 2005, the mortgage loans in the underlying collateral pools for all CMBS were secured by properties of the types and at the locations identified below:

Location(1)	March 31, 2006	December 31, 2005	Property Type(1)	March 31, 2006	December 31, 2005
California	13.0%	12.8%	Retail	34.2%	34.5%
New York	9.5%	9.7%	Office	26.5%	27.0%
Texas	9.0%	9.0%	Residential	18.0%	17.7%
Florida	6.5%	6.4%	Hospitality	6.8%	6.1%
Other(2)	58.2%	57.7%	Industrial	4.2%	3.8%
Re-REMIC(3)	3.8%	4.4%	Other(2)	6.5%	6.5%

Total	100.0%	100.0%	Re-REMIC(3)	3.8%	4.4%

			Total	100.0%	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans.
(2)	No other individual state or property type comprises more than 4.0% of the total.
(3)	The Company’s investment in a Re-REMIC backed by CMBS from 41 previous conduit securitizations is not included in the above categories due to the stratification information on the original loan collateral not being meaningful.

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

For the period ending March 31, 2006, the Company invested $62.3 million, prior to closing credits, in CMBS bonds in a newly-issued conduit transaction. The CMBS bonds are rated BBB- and below with yields ranging from 6.5% to 12.8%.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	REAL ESTATE LOANS

At March 31, 2006 and December 31, 2005, our real estate loans consisted of the following:

(In thousands)

	As of March 31, 2006
Description	Carrying Value	Weighted Average Interest Rate	Range of Initial Maturity Dates
Mezzanine loans	$68,528	16.13%	July 2006 - October 2007

Total real estate loans	$68,528	16.13%

	As of December 31, 2005
Description	Carrying Value	Weighted Average Interest Rate	Range of Initial Maturity Dates
Mezzanine loans	$81,696	15.10%	July 2006 - October 2007

Total real estate loans	$81,696	15.10%

For the period ending March 31, 2006, the Company received repayments of $14.1 million related to outstanding principal balances on a mezzanine loan investment.

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

Collateralized Debt Obligations

In November 2005, the Company issued its first collateralized debt obligation (“CDO”) through two wholly-owned subsidiaries of the Company, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC (collectively “CDO I”). CDO I is secured by a static pool of $418.7 million par value of fixed rate subordinate CMBS. CDO I issued privately placed notes totaling $275.6 million rated AAA through BBB- (“Investment Grade Bonds”). The Company retained a portion of the BBB- rated notes, all of the non-investment grade rated notes and all of the preferred shares. The Company has accounted for the CDO I transaction as a financing due to certain permitted activities of the CDO I trust that are not consistent with activities of a QSPE permitted under SFAS 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. Accordingly, the CMBS assets that were transferred to the CDO I trust are reflected in the Company’s balance sheet and bonds issued to third parties are reflected as debt in the accompanying consolidated financial statements.

Proceeds from the sale of the bonds issued by CDO I were used to purchase $52.2 million of CMBS bonds rated BB+ and below, of which portions of those bonds with a par value of $48.6 million are held as collateral in CDO I pursuant to the ramp facility within CDO I. The $370.1 million par value of remaining assets pledged as collateral in CDO I were contributed from our existing portfolio of CMBS. Two of the Investment Grade Bonds, totaling $119.2 million were issued with floating rate coupons with a weighted average rate of LIBOR plus 0.4%. The remaining Investment Grade Bonds totaling $147.0 million, net of the portion retained by the Company, were issued with fixed rate coupons with a weighted average rate of 6.0%. All of the Investment Grade Bonds

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have a remaining expected average maturity of 9.4 years as of March 31, 2006. The Company incurred $4.4 million of issuance costs which are amortized on an effective yield basis over the life of CDO I.

Repurchase Agreements

The Company had a repurchase agreement in place with Banc of America Securities LLC and its affiliates providing for a maximum of $150 million in financing which matured on May 8, 2006. The repurchase agreement, which had a one-year extension option, subject to certain conditions, was not renewed. There were no amounts outstanding as of March 31, 2006 and December 31, 2005 under this agreement.

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

The Company has identified one investment in CMBS that was acquired in the second quarter ended June 30, 2005 from a counterparty (as part of a selling syndicate) that also provided financing for some of the classes of the same CMBS at the time of initial acquisition. While the Company continues to own most of this CMBS investment, all debt outstanding under the initial repurchase agreement provided by the counterparty was fully repaid during the third quarter ended September 30, 2005. If the Company recorded certain classes of this one CMBS investment as a derivative at the time of acquisition, changes in the fair value of such derivative would have affected net income in 2005. In addition, total assets and total liabilities would have been affected for the periods ended June 30, 2005 and September 30, 2005.

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

The fair values of the Company’s CMBS and interest rate swap agreements are based on management’s estimates and market pricing information provided by certain dealers who make markets in these financial instruments as further described in Footnotes 3 and 7, respectively. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Real estate loans and repurchase agreements are floating rate instruments, and based on these terms, their carrying value approximates fair value. The fair value of CDO I debt related to the fixed notes is approximately $144 million, net of the portion retained by the Company. The fair value of CDO I floating rate debt approximates fair value.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

In connection with the pricing of CDO I in October 2005, through JER CRE CDO 2005-1, Limited, the Company entered into an amortizing interest rate swap with an initial notional balance of approximately $110 million and a final maturity of June 2015. The amortizing interest rate swap hedges the interest rate risk exposure

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on an amortizing principal amount of the investment-grade, floating-rate notes issued by the Company. This swap is designated as a cash flow hedge and is expected to be effective in hedging the risk of changes in ten years of interest cash outflows attributable to changes in the applicable USD-LIBOR swap rate over the term of the hedging relationship. Under the swap, the Company has agreed to pay the counterparty a fixed interest rate of 4.943% per annum in exchange for floating payments on the applicable notional amount. As of March 31, 2006, $3.5 million is reflected in other comprehensive income (loss) representing the change in value of the effective portion of the $110 million amortizing swap. Of the existing balances in other comprehensive income related to its cash flow derivatives, the Company estimates that approximately $0.1 million will be reclassified from other comprehensive income to earnings in the next twelve months.

In connection with the pricing of CDO I in October 2005, the Company effectively terminated or assigned for value $201 million notional amount of interest rate swaps outstanding. The net proceeds from termination of $0.6 million were recorded in other comprehensive income (loss) and are being reclassified to interest expense over the life of CDO I based on the effective yield method. For the three months ended March 31, 2006, $11,310 has been reclassified from other comprehensive income (loss) as a reduction to interest expense.

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

The differences between GAAP net income and taxable income are generally attributable to differing treatment, including timing related thereto, of unrealized/realized gains and losses associated with certain assets, the bases, income, impairment, and/or credit loss recognition related to certain assets, primarily CMBS, accounting for derivative instruments, and amortization of various costs. The distinction between GAAP net income and taxable income is important to the Company’s stockholders because dividends or distributions, if any, are declared and paid on the basis of annual estimates of taxable income or loss. The Company does not pay Federal income taxes on income that it distributes on a current basis, provided that it satisfies the requirements for qualification as a REIT pursuant to the Internal Revenue Code. The Company calculates its taxable income or loss as if it were a regular domestic corporation. This taxable income or loss level determines the amount of dividends, if any, the Company is required to distribute over time in order to reduce or eliminate its tax liability pursuant to REIT requirements.

Income on CMBS investments is computed for GAAP purposes based upon a yield, which assumes credit losses will occur (See Footnote 2 – Revenue Recognition for further discussion.). The yield to compute the Company’s taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. Additionally, due diligence expenses incurred related to the acquisition of CMBS investments are required to be expensed for GAAP purposes but are included as a component of the cost basis of the asset and amortized for tax purposes. As a result of these two primary differences, the net difference between the tax and GAAP bases of the underlying CMBS assets was approximately $9.8 million and $7.1 million at March 31, 2006 and December 31, 2005, respectively.

9.	COMMON STOCK

In June 2004, the Company sold 11,500,000 shares of its common stock through transactions that were exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 144A, Regulation S and Regulation D (the “144A Offering”). Gross proceeds were $172.1 million. Net proceeds after deducting the

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

initial purchaser’s discount and other offering expenses were $160.1 million. In July 2005, the Company completed its initial public offering of 12,000,000 shares of its common stock at a price of $17.75 per share. In August 2005, the underwriters exercised their option to purchase an additional 1,832,025 shares at the public offering price less the underwriting discount to cover over-allotments. The net proceeds to the Company on the sale of 12,000,000 shares in the initial public offering and the 1,832,025 shares pursuant to the over-allotment option was $226.4 million after deducting underwriting discount and offering expenses and was primarily used to pay down indebtedness.

In connection with the 144A Offering, the Company issued 345,000 shares to its Manager and independent directors pursuant to its Nonqualified Option and Incentive Award Plan as further described in Footnote 11. In September 2005, the Company granted an additional 10,000 shares of restricted stock to the independent directors pursuant to the Nonqualified Option and Incentive Award Plan.

As March 31, 2006 and December 31, 2005, the Company has a total of 25,687,035 common shares outstanding.

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

The Company incurred $1.9 million and $0.8 million for the three months ended March 31, 2006 and 2005, respectively, in base management fees in accordance with the terms of the Management Agreement. No incentive fees were due to the Manager for the three months ended March 31, 2006 and 2005. At March 31, 2006 and 2005, $0.6 million and $0.3 million, respectively, related to unpaid management fees and are included in due to affiliate in the accompanying consolidated financial statements.

The Company’s Manager must be provided adequate notice of termination as defined according to the terms of the Management Agreement. Upon notice, a termination fee equal to four times the sum of the Manager’s base

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

management fees plus incentive fees for the 12-month period preceding the date of termination would be paid. Any accrued compensation due to the Manager would also be paid.

In addition, if the Management Agreement is terminated without cause due to fees that the independent directors have determined to be unfair, the Company’s Manager may agree to perform its management services at fees the independent directors determine to be fair, and the Management Agreement would not terminate. The Company’s Manager may give notice that it wishes to renegotiate the fees, in which case the Company and its Manager must negotiate in good faith. If a renegotiated fee cannot be agreed upon within a specified period, the agreement will terminate, and the Company must pay the termination fees described above.

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

The Management Agreement provides that the Company is required to reimburse the Manager for certain expenses incurred by the Manager on the Company’s behalf which include the Company’s pro rata share of rent, telephone, utilities and overhead expenses required for the Company’s operations. If services are provided by the Manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants or other third parties on an arm’s length basis. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $0.1 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively, for certain expenses incurred on behalf of the Company which are included in general and administrative expenses in the accompanying consolidated financial statements. At March 31, 2006 and 2005, $0.1 million and $0.1 million, respectively, of expenses to be reimbursed was unpaid and included in due to affiliate in the accompanying consolidated financial statements.

During the three months ended March 31, 2005, the Company originated mezzanine loans with an affiliated entity totaling $10.9 million. The ownership was allocated equally between the Company and the affiliated entity, with the Company’s share of the loans equal to $5.4 million. There were no similar transactions with the affiliated entity during the three months ended March 31, 2006.

Each CMBS securitization requires that a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. As the Manager does not have special servicer status, it appoints J.E. Robert Company, an affiliated entity, or another entity that has special servicer status as the special servicer whenever the Company acquires a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company received $0.5 million in fees as special servicer during the three months ended March 31, 2006. All fees due to J.E. Robert Company as special servicer are paid either by the securitization vehicle or the borrower and not by us. Under the Management Agreement, the Manager is responsible for all costs incident to the performance of its duties under the Management Agreement, including the employment compensation of J.E. Robert Company personnel who perform services for us pursuant to the Management Agreement

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

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the Plan, a total of 355,000 shares of Common Stock were issued to the Manager and the independent directors in 2004. As consideration for the Manager’s role in raising capital for the Company, the Manager was granted an award of 335,000 shares of stock upon the closing of the 144A Offering. Additionally, each independent director was granted 2,000 shares of restricted stock upon the date of the first board meeting of the Board of Directors attended by the independent director. Each independent director receives an additional 2,000 shares of restricted stock annually pursuant to the Plan. As discussed below under “Registration Rights Agreement,” one-half of the shares granted to the Manager were subject to a risk of forfeiture. One-half of the shares granted to the independent directors are also subject to a risk of forfeiture if the independent director no longer serves as a member of the Board of Directors of the Company one year from the date of the grant. Compensation expense is recorded at fair value of the stock at the time of the award for those awards which vest immediately and for the remaining awards over the vesting periods. Currently, the restricted stock awards granted to the independent directors comprise the total amount of stock-based compensation accounted for in accordance with SFAS No. 123R. For the three month periods ended March 31, 2006 and 2005, approximately $23,000 and $19,000 was recorded as compensation expense related to the amortization of unvested restricted stock grants and is included in general and administrative expenses in the accompanying consolidated financial statements.

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

14.	SUBSEQUENT EVENTS

On April 28, 2006, the Company paid dividends of $8.5 million, or $0.33 per common share outstanding to shareholders of record on March 31, 2006.

On May 9, 2006, the Company received a $23.0 million prepayment related to the outstanding principal balance of a mezzanine loan investment. In addition, the Company received a 1% prepayment penalty of $0.2 million and an interest payment of $0.2 million for the period May 9, 2006 through June 8, 2006, in accordance with the terms of the loan agreement.

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

In July 2005, the Securities and Exchange Commission (“SEC”) declared effective a registration statement of the Company on Form S-11 (File No. 333-122802) (the “Registration Statement”) relating to (1) the Company’s initial public offering (the “IPO”) of up to 13,832,025 shares of common stock, par value $0.01 per share (the “Common Stock”), including 1,832,025 shares of Common Stock pursuant to an over-allotment option granted to the underwriters and (2) the offering by selling stockholders of 213,499 shares of Common Stock through the underwriters. On July 19, 2005, the Company issued a total of 12,000,000 shares of Common Stock in the IPO (the “IPO Shares”), at a price to the public of $17.75 per share. The Company did not receive any proceeds from the sale by the selling stockholders of 213,499 shares of Common Stock, at a price to the public of $17.75 per share.

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

In September 2005, we granted each of our independent directors an additional 2,000 shares of restricted stock pursuant to the terms of the restricted stock grant in our Incentive Plan. As of March 31, 2006, we have a total of 25,687,035 shares of common stock outstanding.

Trends

Competition: We expect to face increased competition for our targeted investments. However, overall, we expect that the size and growth of the market for these investments, as well as the continuing trend of tranching and further retranching commercial mortgage loans into new securities that are packaged and resold, will continue to provide us with a variety of investment opportunities. We believe borrowers need a full range of financing opportunities to make acquisitions, in particular on larger assets where substantial equity commitments are required. In addition, as interest rates rise, we believe some senior lenders will be unwilling to provide a full range of financing options to borrowers, which provides additional opportunities for us.

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

Finally, with an increase in competition for our targeted investments, we believe that some lenders may be willing to accept relatively higher levels of risk with respect to the type of assets that collateralize the loans as well as the terms under which they are willing to lend monies. If we are unwilling to accept the relatively higher levels of risk associated with these loans, we may not be able to acquire or originate investments that are associated with such relatively higher risk loans. Alternatively, if we are willing to accept the relatively higher levels of risk associated with these loans and do acquire or originate investments that are associated with such loans, we may increase our overall risk of impairment and loss associated with such loans.

Rising interest rate environment: We believe that interest rates are likely to increase. With respect to our existing and future floating rate investments, we believe such interest rate increases should result in increases in our net interest income. Similarly, we believe such an increase in interest rates should result in an increase in our net interest income on future fixed interest rate investments made by us. Conversely, in periods of rising interest rates, prepayments on mortgage loans generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. With respect to our existing fixed rate investments, we believe our strategy of financing such assets through a match-funded collateralized debt obligation (“CDO”), combined with utilizing interest rate swaps prior to the execution of the CDO, allows us to mitigate reductions in net interest income. Nevertheless, we may not be able to successfully match fund all of our investments.

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

The table below details information about our CMBS investments, including the purchase date, face amount of our CMBS investments, the face amount of the total respective issuance and the amortized cost of our CMBS investments as of March 31, 2006 and December 31, 2005:

(In thousands)

CMBS Trust	Investment Date	Face amount purchased	Total Face amount of CMBS issuance	Amortized Cost
				March 31, 2006	December 31, 2005
MACH One 2004-1	July 2004	$50,637	$643,261	$18,490	$18,492
CSFB 1998-C1	August 2004	12,500	2,482,942	9,157	9,107
CSFB 2004-C4	November 2004	52,976	1,138,077	22,550	22,539
MLMT 2004-BPC1	November 2004	76,986	1,242,650	26,549	26,551
JPMCC 2004-C3	December 2004	81,561	1,517,410	35,919	35,938
JPMCC 2005-CIBC11	March 2005	70,035	1,800,969	34,088	34,405
BACM 2005	April 2005	84,663	2,322,091	41,837	41,872
LB UBS 2005-C2	April 2005	7,000	1,942,131	4,292	4,287
CSFB 2005-C2	May 2005	82,261	1,614,084	38,936	38,920
LB UBS 2005-C3	June 2005	39,335	2,060,632	19,878	19,908
JPMCC 2005-CIBC12	July 2005	70,429	2,167,039	35,037	35,122
JPMCC 2005-LDP4	September 2005	90,352	2,677,075	48,837	48,846
MSCI 2005-IQ10	October 2005	55,274	1,546,863	30,786	30,793
MLMT 2005 CKI1	December 2005	96,066	3,073,749	52,149	52,203
MSC 2006 HQ8	March 2006	105,707	2,731,231	62,022	—

Total		$975,782	$28,960,204	$480,527	$418,983

The Company’s maximum exposure to loss as a result of its investment in these VIEs totaled $480.5 million and $419.0 million as of March 31, 2006 and December 31, 2005, respectively.

The financing structures that we offer to our borrowers on certain of our loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46R. We have evaluated these entities and have concluded that none of them are VIEs that are subject to consolidation under FIN 46R.

Revenue Recognition. The most significant source of our revenue comes from interest income on our securities and loan investments. Interest income on loans and securities investments is recognized over the life of the investment using the effective interest method. Mortgage loans will generally be originated or purchased at or near par value and interest income will be recognized based on the contractual terms of the debt instrument. Any loan fees or acquisition costs on originated loans will be deferred and recognized over the term of the loan as an adjustment to yield. Any exit fees received from prepayments of loans are recognized in the current period and included in interest income. Interest income on CMBS is recognized on the effective interest method as required by EITF 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” Under EITF 99-20, management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and our purchase prices. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing of and magnitude of credit losses on the mortgage loans underlying the securities have to be judgmentally estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and our interest income. When current period cash flow estimates are lower than the previous period and fair value is less than an asset’s carrying value, we will write down the asset to fair market value and record an impairment charge in current period earnings. After taking into account the effect of the impairment charge, income is recognized using the market yield for the security used in establishing the write-down.

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

We must also assess whether unrealized losses on securities reflect a decline in value that is other than temporary, which would result in writing down the impaired security to its fair value, through earnings. This will create a new carrying basis for the security and a revised yield will be calculated based on the future estimated cash flows. See Revenue Recognition above. Significant judgments of management are required in this analysis, which include assumptions regarding the collectability of the principal and interest, net of expenses, on the underlying loans.

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

The Company has identified one investment in CMBS that was acquired in the second quarter ended June 30, 2005 from a counterparty (as part of a selling syndicate) that also provided financing for some of the classes of the same CMBS at the time of initial acquisition. While the Company continues to own most of this CMBS investment, all debt outstanding under the initial repurchase agreement provided by the counterparty was fully repaid during the third quarter ended September 30, 2005. If the Company recorded certain classes of this one CMBS investment as a derivative at the time of acquisition, changes in the fair value of such derivative would have affected net income in 2005. In addition, total assets and total liabilities would have been affected for the periods ended June 30, 2005 and September 30, 2005.

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

Recent Events

In May 2006, we announced that Mark Weiss will become the President of JER Investors Trust Inc. and a Managing Director of J.E. Robert Company, Inc. Mr. Weiss will also serve as President of JER Commercial Debt Advisors LLC, an affiliate of J.E. Robert Company, Inc. and the manager of JER Investors Trust Inc.

On May 9, 2006, we received a $23.0 million prepayment related to the outstanding principal balance of a mezzanine loan investment. In addition, we received a 1% prepayment penalty of $0.2 million and an interest payment of $0.2 million for the period May 9, 2006 through June 8, 2006, in accordance with the terms of the loan agreement.

Results of Operations

Net income for the three months ended March 31, 2006 was $6.5 million, or $0.25 per diluted share. Net income for the three months ended March 31, 2005 was $2.9 million, or $0.25 per diluted share.

Interest Income. The following tables set forth information regarding the total amount of interest income from our assets:

	For the three months ended March 31,		Investment balance at March 31,
(In thousands)	2006	2005	2006	2005
CMBS	$9,354	$3,507	$469,684	$203,272
Real estate loans	3,062	1,515	68,528	63,714
Cash and cash equivalents	1,667	4	100,929	1,541

Total	$14,083	$5,026	$639,141	$268,527

The increase in interest income during the three months ended March 31, 2006 compared to the prior period is primarily due to our acquisitions of interest bearing assets and interest income on cash. The weighted average yield on CMBS at March 31, 2006 and 2005 was 8.9% and 8.6%, respectively. The weighted average yield on real estate loans at March 31, 2006 and 2005 was 16.1% and 11.3%, respectively.

Interest Expense. Interest expense for the three months ended March 31, 2006 and 2005 was $4.0 million and $0.5 million, respectively. Interest expense primarily consists of interest incurred on debt outstanding on our repurchase agreements and CDO, interest payments on our swap agreement, amortization of bond issue costs related to the CDO and the amortization of deferred financing fees related to our repurchase agreements. The increase in interest expense from the prior year is due to an increase in our current debt outstanding.

Management Fees. Base management fees are calculated as a percentage of stockholders’ equity adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income. Our manager is also entitled to receive quarterly incentive fees based on our Funds From Operations (as defined in the Management agreement). Management fees for the three months ended March 31, 2006 and 2005 were $1.9 million and $0.8 million, respectively. The increase in management fees from the prior period is related to the increase in the average equity balance outstanding during these periods as a result of the IPO and the issuance of shares associated with the underwriters’ over-allotment option.

No incentive fees were payable to our manager during the periods ended March 31, 2006 and 2005, respectively.

Under the management agreement, our manager may engage J.E. Robert Company or its affiliates to perform certain legal, accounting, due diligence, asset management, securitization, property management, brokerage, loan servicing, leasing and other services that outside professionals or outside consultants otherwise would perform on our behalf. J.E. Robert Company and its affiliates may be reimbursed or paid for the cost of performing such tasks, provided that such costs and reimbursements are no greater than those that would be paid to outside professionals or consultants on an arm’s-length basis. Our manager is reimbursed for any expenses incurred in contracting with third parties. In addition, each CMBS securitization requires that a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. As our manager does not have special servicer status, it appoints J.E. Robert Company or another entity that has special servicer status as the special servicer whenever we acquire a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company received $0.5 million in fees as special servicer during the three months ended March 31, 2006. All fees due to J.E. Robert Company as special servicer are paid either by the securitization vehicle or the borrower and not by us. Under the management agreement, our manager is responsible for all costs incident to the performance of its duties under the management agreement, including the employment compensation of J.E. Robert Company personnel who perform services for us pursuant to the management agreement.

General and Administrative Expense. General and administrative expenses for the three months ended March 31, 2006 and 2005 were $1.4 million and $1.0 million, respectively. General and Administrative expenses consists primarily of due diligence expenses, fees for professional services, insurance premiums and reimbursements to our manager. Our management agreement provides that we are required to reimburse our manager for certain expenses incurred by our manager on our behalf, which include our pro rata share of rent, telephone, utilities and overhead expenses required for our operations. In accordance with the provisions of our management agreement, we recorded reimbursements to our manager of $0.1 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively. The increase in general and administrative expenses from the prior period is primarily related to the increase in fees for professional services and due diligence expenses on unconsummated transactions.

Other Gains (Losses). Other gains (losses) consist of impairment adjustments on our investments and gain on sales of assets. Pursuant to EITF 99-20, the Company took an aggregate impairment charge to earnings totaling $0.3 million for the three months ended March 31, 2006. This impairment charge relates to three separate securities issued in two separate CMBS trusts where, in each case, the cash flow projections of the securities in this current reporting period were estimated to be lower than the cash flow projections of the same securities in the prior reporting period and, at the same time, the fair values of the securities are less than the prior reporting period carrying values. There was no impairment of assets in the prior period. Gains on sales of assets for the three months ended March 31, 2005 related to a sale of a B-Note investment at par to an unaffiliated third party. The unamortized fee related to the portion of the investment sold was recognized as a $0.2 million gain on sale.

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

We had a repurchase agreement in place with Banc of America Securities LLC and its affiliates providing for a maximum of $150 million in financing which matured on May 8, 2006. The repurchase agreement, which had a one-year extension option, subject to certain conditions, was not renewed. There can be no assurance we will be able to obtain a similar short term facility in the future, which could result in lower returns on our investments and reductions in cash available for distribution to our stockholders.

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

We intend to make regular quarterly distributions to the holders of our common stock. On March 13, 2006, we declared a common stock cash dividend of $0.33 per share of common stock related to the first quarter 2006. The first quarter dividend was paid on April 28, 2006 to stockholders of record on March 31, 2006.

In order to qualify as a REIT and to avoid corporate level tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our ordinary income and net capital gains on an annual basis. Certain of our investments, such as the subordinate CMBS investments, may generate substantial mismatches between taxable income and available cash. In order to meet the requirement to distribute a substantial portion of our net taxable income, we may need to borrow, sell assets or raise additional capital. Additionally, we will need to raise additional capital in order to acquire additional investments. We anticipate borrowing funds to obtain additional capital, but there can be no assurance that we will be able to do so on terms acceptable or available to us, if at all.

We expect to meet our short-term liquidity requirements generally through the proceeds from our CDO I execution, cash flow provided by operations as well as borrowings. Our initial borrowings have been short-term, variable rate debt; however, we financed and expect to finance the majority of our assets through one or more match-funded CDO strategies. Our CDO strategy is dependent upon our ability to place the match-funded debt we intend to create in the market at spreads that provide a positive arbitrage. If spreads for CDO liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute the CDO strategy will be severely restricted.

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

We have conducted preliminary negotiations with financial institutions and believe, on the basis of these negotiations, that we will be able to obtain both short-term and longer-term financing in amounts and at interest rates generally consistent with our financing objectives. We cannot assure you, however, that negotiations with potential lenders will result in a definitive agreement being entered into or consummated or at terms consistent with our business plan. In the event that we are unable to secure lines of credit or collateralized financing on favorable terms, our ability to successfully effect our investment strategy may be significantly impacted and returns to investors may be reduced.

We expect that our cash flow provided by operations and our current and anticipated financings will satisfy our liquidity needs over the next twelve months.

Inflation

We believe that the risk of increases in the market interest rates as a result of inflation, on any floating rate debt that we may invest in will be largely offset by our use of match funded financing.

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

Our operating results depend substantially on the difference between the interest and related income earned on our assets and the interest expense incurred in connection with our interest-bearing liabilities. Competition from other providers of real estate financing may lead to a decrease in the interest rate earned on our interest-earning assets, which we may not be able to offset by obtaining lower interest costs on our borrowings. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between our interest-earning assets and interest-bearing liabilities. Any significant compression of the spreads between interest-earning assets and interest-bearing liabilities could have a material adverse effect on us. In addition, an increase in interest rates could, among other things, reduce the value of our interest-earning assets and our ability to realize gains from the sale of such assets, and a decrease in interest rates could reduce the average life of our interest-earning assets.

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

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, primarily LIBOR and treasury rates. At March 31, 2006, our primary sensitivity to interest rates related to the income we earned on our $68.5 million of floating rate real estate loans and the interest expense incurred on $119.2 million of floating rate debt.

In November 2005, we issued our first CDO through two wholly-owned subsidiaries, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC, which we refer to as CDO I. CDO I is secured by a static pool of $418.7 million par value of fixed rate subordinate CMBS. CDO I issued privately placed notes totaling $275.6 million rated AAA through BBB-, which we refer to as the Investment Grade Bonds. We retained a portion of the BBB- rated notes, all of the non-investment grade rated notes and all of the preferred shares. CDO I included a ramp facility that financed $48.6 million par value of additional collateral securities. Two of the Investment Grade Bonds were issued with floating rate coupons with a weighted average rate of LIBOR plus 0.4%. The remaining Investment Grade Bonds, net of the portion retained by the Company, were issued with fixed rate coupons with a weighted average rate of 6.0%.

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

We had a repurchase agreement in place with Banc of America Securities LLC and its affiliates providing for a maximum of $150 million in financing which matured on May 8, 2006. The repurchase agreement, which had a one-year extension option, subject to certain conditions, was not renewed. There can be no assurance we will be able to obtain a similar short term facility in the future, which could result in lower returns on our investments and reductions in cash available for distribution to our stockholders.

At March 31, 2006, the existence of our interest rate swap mitigates the impact of an interest rate increase on our floating rate debt. As a result and due to floating rates on our real estate loans, increases in interest rates will increase our net income. The following table shows the estimated change in net income for a 12-month period based on changes in the interest rates applied to our assets and liabilities as of March 31, 2006 and December 31, 2005:

	Estimated Change in Net Income over 12 Months at
Rate Change (Basis Points)	March 31, 2006	December 31, 2005
	(in thousands)
-200	$(1,186)	$(1,448)
-100	(593)	(724)
100	593	724
200	1,186	1,448

Interest rate changes may also affect the fair value of our CMBS investments, real estate loans and derivatives.

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

Factors that indicate a higher loss severity or acceleration of the timing of an expected loss will cause a reduction in the expected yield and therefore reduce our earnings. Furthermore, we may be required to write down a portion of the accreted cost basis of the affected assets through a charge to income.

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

With respect to one of our mezzanine loan investments with a principal balance outstanding of $11.5 million at March 31, 2006, we have determined that one or more non-monetary defaults may exist under the applicable loan documents due to the failure and/or delay by the applicable borrowing entities to provide certain information about the borrower entities, the underlying property and an opinion of their independent auditors unqualified as to the scope of the audits or as to the status of the borrowers or property owner as a going concern. Although we are working with the borrowers to correct such non-monetary defaults, no assurance can be given that such defaults will be remedied. All payments due under the mezzanine loan are current.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the “Exchange Act”)) as of March 31, 2006. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective as of March 31, 2006.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant.*

3.2	By-laws of the Registrant.*

4.1	Form of Certificate for Common Stock.*

4.2	Registration Rights Agreement, dated June 4, 2004, between Registrant, JER Commercial Debt Advisors LLC and Friedman, Billings, Ramsey & Co., Inc.*

10.1	Management Agreement, dated June 4, 2004, between Registrant and JER Commercial Debt Advisors LLC.*

10.2	Amendment to Management Agreement, dated January 24, 2006, between Registrant and JER Commercial Debt Advisors LLC.*

10.3	Nonqualified Stock Option and Incentive Award Plan.*

10.4	Form of Restricted Stock Agreement.*

10.5	Services Agreement, dated June 4, 2004, by and among JER Investors Trust Inc., JER Commercial Debt Advisors LLC and J.E. Robert Company, Inc.*

10.6	Advisory Services Letter, dated July 8, 2005.*

21.1	Subsidiaries of the Registrant.*

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-122802), as amended. Such Registration Statement was originally filed with the Securities and Exchange Commission on February 14, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

JER INVESTORS TRUST INC.
(Registrant)

By:	/s/ JOSEPH E. ROBERT, JR.
Name:	Joseph E. Robert, Jr.
Title:	Chairman of the Board Chief Executive Officer

Date: May 11, 2006

By:	/s/ TAE-SIK YOON
Name:	Tae-Sik Yoon
Title:	Chief Financial Officer

Date: May 11, 2006