Form 10-Q
period 2006-06-30
JER Investors Trust Inc
filed 2006-08-09
CIK 1294017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 8, 2006, 25,757,035 shares of common stock ($0.01 par value per share) were outstanding.

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

Part I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Cash and cash equivalents	$10,777	$151,706
Restricted cash	108	108
CMBS, at fair value	552,185	416,864
Real estate loans	112,383	81,696
Accrued interest receivable	4,986	4,011
Due from affiliate	335	—
Interest rate swap agreements, at fair value	5,941	—
Other assets	4,767	4,791

Total Assets	$691,482	$659,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loans and Notes Payable	$310,255	$266,255
Interest rate swap agreements, at fair value	—	646
Accounts payable and accrued expenses	1,969	486
Dividends payable	9,262	8,477
Due to affiliate	733	1,550
Other liabilities	1,039	1,192

Total Liabilities	323,258	278,606

Stockholders’ Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 25,757,035 and 25,687,035 shares issued and outstanding, respectively	258	257
Additional paid-in capital	391,701	391,553
Cumulative dividends paid/declared	(40,436)	(22,698)
Cumulative earnings	27,802	13,661
Accumulated other comprehensive loss	(11,101)	(2,203)

Total Stockholders’ Equity	368,224	380,570

Total Liabilities and Stockholders’ Equity	$691,482	$659,176

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES
Interest income from CMBS	$10,846	$5,622	$20,200	$9,129
Interest income from real estate loans	3,115	2,972	6,177	4,487
Interest income from cash and cash equivalents	1,268	18	2,935	23

Total Revenues	15,229	8,612	29,312	13,639
EXPENSES
Interest expense	3,914	2,041	7,887	2,527
Management fees	1,914	983	3,836	1,792
General and administrative	1,745	1,101	3,138	2,113

Total Expenses	7,573	4,125	14,861	6,432

INCOME BEFORE OTHER GAINS (LOSSES)	7,656	4,487	14,451	7,207

OTHER GAINS (LOSSES)
Gain (loss) on sales of assets, net	—	(300)	—	(131)
Loss on impairment of assets	—	—	(310)	—

NET INCOME	$7,656	$4,187	$14,141	$7,076

Net earnings per share:
Basic	$0.30	$0.36	$0.55	$0.61

Diluted	$0.30	$0.35	$0.55	$0.59

Weighted average shares of common stock outstanding:
Basic	25,683,409	11,673,400	25,682,726	11,672,958

Diluted	25,690,170	11,845,010	25,687,353	11,845,010

Dividends declared per common share	$0.36	$0.30	$0.69	$0.30

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Dividends Paid/Declared	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2005	25,687	$257	$391,553	$(22,698)	$13,661	$(2,203)	$380,570

Comprehensive income:
Net income					14,141		14,141
Fair value adjustment for effective cash flow hedges, net						6,564	6,564
Unrealized holding losses on securities available-for-sale						(15,462)	(15,462)

Total comprehensive income							5,243

Dividends to stockholders				(17,738)			(17,738)
Share grants, net of share grant amortization	70	1	145				146
Stock options - fair value			3				3

Balance at June 30, 2006	25,757	$258	$391,701	$(40,436)	$27,802	$(11,101)	$368,224

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,141	$7,076
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion/Amortization	157	133
Amortization of debt issuance costs	313	52
Losses on sales of assets	—	300
Loss on impairment of assets	310	—
Capitalized interest on loans	(1,204)	(505)
Compensation expense related to stock awards	149	37
Changes in assets and liabilities:
Increase in other assets	(1,600)	(2,603)
Increase in accounts payable and accrued expenses	511	1,971

Net cash provided by operating activities	12,777	6,461

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of CMBS	(151,227)	(172,962)
Purchase/origination of real estate loans	(68,081)	(88,785)
Proceeds from sale of CMBS	—	30,604
Proceeds from sale/repayment of real estate loans	38,555	16,892

Net cash used in investing activities	(180,753)	(214,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(16,953)	(2,961)
Proceeds from borrowings	44,000	369,881
Repayment of debt	—	(157,762)
Payment of financing costs	—	(576)

Net cash provided by financing activities	27,047	208,582

Net (decrease) increase in cash and cash equivalents	(140,929)	792

Cash and cash equivalents at beginning of period	151,706	1,177

Cash and cash equivalents at end of period	$10,777	$1,969

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$8,150	$1,810

Dividends declared	$17,738	$2,961

See notes to consolidated financial statements.

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

The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to shareholders. Additionally, management believes that the Company conducts its operations so as not to be regulated as an investment company under the Investment Company Act of 1940. The Investment Company Act exempts from its registration requirements entities that, directly or through majority-owned subsidiaries, are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” This exemption generally requires the Company to maintain at least 55% of its assets in qualifying real estate assets and at least 80% of its assets in qualifying real estate assets and real estate related assets.

Subject to certain restrictions and limitations, the business of the Company is managed by JER Commercial Debt Advisors LLC (the “Manager”). The consolidated financial statements of JER Investors Trust Inc. include the accounts of the Company, three wholly-owned subsidiaries created in connection with the pricing of a collateralized debt obligation, two wholly-owned subsidiaries established for financing purposes and the Company’s taxable REIT subsidiary (“TRS”). There are no balances or activities in the two financing subsidiaries or the TRS.

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

The financial information presented as of June 30, 2006 has been prepared from the books and records without audit. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2006 and the results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

Cash and Cash Equivalents

Cash and cash equivalents include cash, time deposits, and money market funds with an original maturity of 90 days or less when purchased. Carrying value approximates fair value due to the short-term maturity of the investments.

Restricted Cash

Restricted cash is comprised primarily of interest payments received by the trustee on investments that serve as collateral for the collateralized debt obligation (“CDO” as described in Note 5), which are remitted to CDO noteholders on a monthly basis.

Securities Valuation

The Company accounts for its commercial mortgage-backed securities (“CMBS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company classifies its CMBS investments as available-for-sale because the Company may dispose of them prior to maturity in response to changes in the market, liquidity needs or other events even though it does not hold the securities for the purpose of selling them in the near term.

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

Any unrealized gains and losses on securities available-for-sale which are determined to be temporary do not affect the Company’s reported income or cash flows, but are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and, accordingly, affect book value per share. The Company must also assess whether unrealized losses on securities indicate impairment, which would result in writing down the security to its fair value through a charge to earnings. The Company follows impairment guidance of Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” in assessing potential impairment of its CMBS investments. If deemed impaired, this will create a new carrying basis for the security and a revised yield will be calculated based on the future estimated cash flows as described below under Revenue Recognition.

Derivative Activities

The Company accounts for derivative and hedging activities using SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 148, which requires all derivative instruments to be carried at fair value on the balance sheet.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. At June 30, 2006, the Company has interest rate swaps designated as a cash flow hedges, as further described in Note 7. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income within stockholders’ equity. Ineffectiveness, if any, is recorded in the income statement. The Company periodically reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly as required by the standard. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS No. 133. The Company currently has no fair value hedges outstanding.

Dividends to Stockholders

In order for corporate income tax not to apply to the earnings the Company distributes, the Company must distribute to its stockholders an amount at least equal to (i) 90% of its REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain), plus (ii) 90% of the excess of its net income from foreclosure property (as defined in Section 856(e) of the Internal Revenue Code) over the tax imposed on such income by the Internal Revenue Code, less (iii) any excess non-cash income (as determined under the Internal Revenue Code). The Company is subject to income tax on income that is not distributed, and to an excise tax to the extent that certain percentages of its income are not distributed by specified dates. The actual amount and timing of distributions is at the discretion of the Company’s Board of Directors, and depends upon various factors. Dividends to stockholders are recorded on the declaration date.

Earnings Per Share

The Company calculates basic and diluted earnings per share in accordance with SFAS No. 128 “Earnings per Share.” Basic earnings per share (“EPS”) is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the period. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised. The dilutive effect of 40,000 shares of non-vested restricted stock has been excluded from the calculation of basic earnings per share for the three and six months ended June 30, 2006. The dilutive effect of 169,500 shares with contingent features has been excluded from the calculation of basic earnings per share for the three and six months ended June 30, 2005. The following table presents a reconciliation of basic and diluted weighted average common shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Basic Weighted Average Common Shares	25,683,409	11,673,400	25,682,726	11,672,958
Dilutive Potential Common Shares
Restricted Shares	6,761	171,610	4,627	172,052

Diluted Weighted Average Common Shares	25,690,170	11,845,010	25,687,353	11,845,010

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income. The Company’s other comprehensive income is comprised primarily of unrealized gains and losses on securities categorized as available-for-sale and from net unrealized gains and losses on certain derivative instruments accounted for as cash flow hedges. During the three and six months ended June 30, 2006, the Company reclassified $11,474 and $22,784, respectively, from equity to interest expense (reducing interest expense in such periods) related to cash flow hedges due to a termination of an interest rate swap more fully described in Note 7. Total comprehensive income for the six months ended June 30, 2006 and 2005 was $5.2 million and $7.4 million, respectively.

Revenue Recognition

Interest income on loans and securities investments is recognized over the life of the investment using the effective interest method. Mortgage loans will generally be originated or purchased at or near par value and interest income will be recognized based on the contractual terms of the debt instrument. Any discounts or premiums on purchased loans and loan fees or acquisition costs on originated loans will be deferred and recognized over the term of the loan as an adjustment to yield in accordance with SFAS No. 91. Any exit fees received from prepayments of loans are recognized in the current period and included in interest income.

Interest income on CMBS investments is recognized on the effective interest method as required by EITF 99-20. Under EITF 99-20, management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the Company’s purchase prices. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing of and magnitude of credit losses on the mortgage loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and the Company’s interest income. As a result, actual results may differ from these estimates.

When current period estimates of future cash flow are lower than the previous period estimates and fair value is less than an asset’s carrying value, the Company will write down the asset to fair market value and record the impairment through a charge to current period earnings. After taking into account the effect of the impairment charge, income is recognized using the market yield for the security used in establishing the write-down.

Loan Loss Provisions

The Company purchases and originates commercial mortgage and mezzanine loans to be held as long-term investments. The loans are evaluated for possible impairment on a quarterly basis. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment occurs when it is deemed the Company will not be able to collect all amounts due according to the contractual terms of the loan. Upon determination of impairment, the Company will establish a reserve for loan losses and a corresponding charge to earnings through the provision for loan losses. Significant judgments are required in determining impairment, which includes making assumptions regarding the value of the loan, the value of the real estate or partnership interests that secure the loan and any other applicable provisions, including guarantee and cross-collateralization features, if any.

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

The Company’s ownership of the subordinated classes of CMBS from a single issuer gives it the right to control the foreclosure/workout process on the underlying loans (“Controlling Class CMBS”). FIN 46R has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a qualifying special-purpose entity (“QSPE”) does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust’s QSPE status can be impacted in future periods by activities of its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent its CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, the Company records the investments at the purchase price paid. To the extent the underlying trusts are not QSPEs, the Company follows the guidance set forth in FIN 46R as the trusts would be considered VIEs.

The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria under SFAS No. 140. Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of a VIE. Future guidance from the standard setters may require the Company to consolidate CMBS trusts in which the Company has invested.

The table below details information about our CMBS investments, including the purchase date, face amount of the Company’s CMBS investments, the face amount of the total respective issuance and the amortized cost of the Company’s CMBS investments as of June 30, 2006 and December 31, 2005:

(In thousands)

CMBS Trust	Investment Date	Face amount purchased	Total Face amount of CMBS issuance	Amortized Cost
				June 30, 2006	December 31, 2005
MACH One 2004-1	July 2004	$50,637	$643,261	$18,682	$18,492
CSFB 1998-C1	August 2004	12,500	2,482,942	9,208	9,107
CSFB 2004-C4	November 2004	52,976	1,138,077	22,559	22,539
MLMT 2004-BPC1	November 2004	76,986	1,242,650	26,546	26,551
JPMCC 2004-C3	December 2004	81,561	1,517,410	35,903	35,938
JPMCC 2005-CIBC11	March 2005	70,035	1,800,969	34,049	34,405
BACM 2005	April 2005	84,663	2,322,091	41,803	41,872
LB UBS 2005-C2	April 2005	7,000	1,942,131	4,297	4,287
CSFB 2005-C2	May 2005	82,261	1,614,084	38,950	38,920
LB UBS 2005-C3	June 2005	39,335	2,060,632	19,847	19,908
JPMCC 2005-CIBC12	July 2005	70,429	2,167,039	34,981	35,122
JPMCC 2005-LDP4	September 2005	90,352	2,677,075	48,827	48,846
MSCI 2005-IQ10	October 2005	55,274	1,546,863	30,777	30,793
MLMT 2005 CKI1	December 2005	96,066	3,073,749	52,094	52,203
MSC 2006 HQ8	March 2006	105,707	2,731,231	62,048	—
JPMCC 2006-CIBC15	June 2006	71,493	2,118,303	38,031	—
CGCMT 2006-C4	June 2006	84,395	2,263,536	51,164	—

Total		$1,131,670	$33,342,043	$569,766	$418,983

The Company’s maximum exposure to loss as a result of its investment in these securities totaled $569.8 million and $419.0 million as of June 30, 2006 and December 31, 2005, respectively.

The financing structures that the Company offers to its borrowers on certain of its loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46R. Management has evaluated these entities and has concluded that none of them are VIEs that are subject to consolidation under FIN 46R.

3. CMBS

The following is a summary of the Company’s CMBS by rating class as of June 30, 2006 and December 31, 2005:

(In thousands)

	As of June 30, 2006
Security Description	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
		Gains	Losses		Coupon	Yield	Term (yrs)
Investment Grade (BBB)	$43,158	$4	$(1,504)	$41,658	5.58%	6.24%	10.02
Non-Investment Grade (BB, B, NR)	526,608	4,991	(21,072)	510,527	4.99%	9.17%	11.53

Total CMBS	$569,766	$4,995	$(22,576)	$552,185	5.03%	8.95%	11.41

	As of December 31, 2005
Security Description	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
		Gains	Losses		Coupon	Yield	Term (yrs)
Investment Grade (BBB)	$29,431	$—	$(1,360)	$28,071	5.41%	6.04%	10.64
Non-Investment Grade (BB, B, NR)	389,552	4,198	(4,957)	388,793	4.84%	9.10%	11.92

Total CMBS	$418,983	$4,198	$(6,317)	$416,864	4.88%	8.89%	11.83

The unrealized gains (losses) are primarily the result of changes in market interest rates and credit spreads subsequent to the purchase of a CMBS investment.

The following table sets forth the amortized cost, fair values and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2006 and December 31, 2005:

	June 30, 2006
Security Description	Amortized Cost	Unrealized loss > 12 months	Unrealized loss <12 months	Fair Value
Investment Grade (BBB)	$35,724	$(816)	$(688)	$34,220
Non-Investment Grade (BB, B, NR)	470,355	(2,019)	(19,053)	449,283

Total	$506,079	$(2,835)	$(19,741)	$483,503

	December 31, 2005
Security Description	Amortized Cost	Unrealized loss > 12 months	Unrealized loss <12 months	Fair Value
Investment Grade (BBB)	$29,431	$(629)	$(731)	$28,071
Non-Investment Grade (BB, B, NR)	260,713	—	(4,957)	255,756

Total	$290,144	$(629)	$(5,688)	$283,827

The unrealized losses result from the fair value of the securities falling below the amortized cost basis and are primarily the result of market factors other than credit impairment. The unrealized losses have been determined to be temporary and do not affect the Company’s net income. The Company intends to hold CMBS investments to maturity.

For the three months ended March 31, 2006, pursuant to EITF 99-20, the Company recorded an aggregate impairment charge to earnings totaling $0.3 million. This impairment charge related to three separate securities issued in two separate CMBS trusts where, in each case, the cash flow projections of the securities at March 31, 2006 were estimated to be lower than the cash flow projections of the same securities in the prior reporting period and, at the same time, the fair values of the securities were less than carrying values. The actual cash flows of the securities will depend on final resolutions of the underlying loans and assets in the respective CMBS trusts.

As of June 30, 2006 and December 31, 2005, the mortgage loans in the underlying collateral pools for all CMBS were secured by properties of the types and at the locations identified below:

Location(1)	June 30, 2006	December 31, 2005	Property Type(1)	June 30, 2006	December 31, 2005
California	12.9%	12.8%	Retail	32.8%	34.5%
New York	8.3%	9.7%	Office	27.8%	27.0%
Texas	8.2%	9.0%	Residential	17.8%	17.7%
Florida	6.4%	6.4%	Hospitality	7.5%	6.1%
Pennsylvania	4.1%	3.5%	Industrial	4.8%	3.8%
Other(2)	56.8%	54.2%	Other(2)	6.0%	6.5%
Re-REMIC(3)	3.3%	4.4%	Re-REMIC(3)	3.3%	4.4%

Total	100.0%	100.0%	Total	100.0%	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans.

(2)	No other individual state or property type comprises more than 4.0% of the total as of June 30, 2006.
(3)	The Company’s investment in a Re-REMIC backed by CMBS from 41 previous conduit securitizations is not included in the above categories due to the stratification information on the original loan collateral not being meaningful.

The non-investment grade and unrated tranches of the CMBS owned by the Company provide credit support to the more senior classes of the related securitizations. Cash flow from the underlying mortgages generally is allocated first to the senior tranches, with the most senior tranches having a priority right to the cash flow. Any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the remaining CMBS classes will bear such losses in order of their relative subordination.

For the three and six month periods ended June 30, 2006, the Company invested a total of $89.9 million and $152.2 million, respectively, prior to closing credits, in two and three, respectively, newly issued conduit transactions. The CMBS bonds are rated BBB- and below with loss-adjusted yields ranging from 6.5% to 13.5%.

4. REAL ESTATE LOANS

At June 30, 2006 and December 31, 2005, our real estate loans consisted of the following:

(In thousands)

	As of June 30, 2006
Description	Carrying Value	Weighted Average Interest Rate	Range of Initial Maturity Dates
Mezzanine loans	$112,383	12.87%	August 2006 –October 2008

Total real estate loans	$112,383	12.87%

	As of December 31, 2005
Description	Carrying Value	Weighted Average Interest Rate	Range of Initial Maturity Dates
Mezzanine loans	$81,696	15.10%	July 2006 – October 2007

Total real estate loans	$81,696	15.10%

For the three and six month periods ended June 30, 2006, the Company received repayments of $24.4 million and $38.5 million, respectively, related to outstanding principal balances on certain mezzanine loan investments. In connection with a loan repayment in May 2006, the Company received a 1% prepayment fee and $0.4 million in additional interest income in accordance with the loan agreement.

On June 29, 2006, the Company purchased four mezzanine loans with a par value totaling $68.7 million net of a $0.6 million discount. The loans bear interest based on LIBOR plus a spread ranging from 2.1% to 3.8% and have maturity dates between November 2007 and October 2008.

The Company determines if its real estate loans should be accounted for as loans, real estate investments or equity method joint ventures in accordance with AICPA Practice Bulletin No. 1 on acquisition, development or construction (“ADC”) arrangements. To date, the Company has accounted for all of its arrangements as loans based on the guidance set forth in the Practice Bulletin.

5. LOANS AND NOTES PAYABLE

Collateralized Debt Obligations

In November 2005, the Company issued its first CDO through two wholly-owned subsidiaries of the Company, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC (collectively “CDO I”). CDO I is secured by a static pool of $418.7 million par value of fixed rate subordinate CMBS. CDO I issued privately placed notes totaling $275.6 million rated AAA through BBB- (“Investment Grade Bonds”). The Company retained a portion of the BBB- rated notes, all of the non-investment grade notes and all of the preferred shares. The Company has accounted for the CDO I transaction as a financing due to certain permitted activities of the CDO I trust that are not consistent with activities of a QSPE permitted under SFAS No. 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. Accordingly, the CMBS assets that were transferred to the CDO I trust are reflected in the Company’s balance sheet and bonds issued to third parties are reflected as debt in the accompanying consolidated financial statements.

Proceeds from the sale of the bonds issued by CDO I were used to purchase $52.2 million of CMBS bonds rated BB+ and below, of which portions of those bonds with a par value of $48.6 million are held as collateral in CDO I pursuant to the ramp facility. The $370.1 million par value of remaining assets pledged as collateral in CDO I were contributed from our existing portfolio of CMBS. Two of the Investment Grade Bonds, totaling $119.2 million were issued with floating rate coupons with a weighted average rate of LIBOR plus 0.4%. The remaining Investment Grade Bonds totaling $147.0 million, net of the portion retained by the Company, were issued with fixed rate coupons with a weighted average rate of 6.0%. All of the Investment Grade Bonds have a remaining expected average maturity of 9.2 years as of June 30, 2006. The Company incurred $4.4 million of issuance costs, which are amortized on an effective yield basis over the life of CDO I.

Repurchase Agreements

In June 2006, the Company renewed a repurchase agreement with Liquid Funding, an affiliate of Bear, Stearns & Co. Inc. The amended agreement provides financing of up to $150 million secured by rated and unrated CMBS and is scheduled to terminate at the earlier of (a) the sale and settlement of the initial purchased securities into a CDO or any other securitization by the seller; or (b) June 28, 2007. At June 30, 2006, $44.0 million was outstanding under the repurchase agreement at a weighted average borrowing rate of 5.97%. Securities with a fair value of $55.1 million were pledged under the repurchase agreement as of June 30, 2006. There were no amounts outstanding as of December 31, 2005 under this agreement.

The Company had a repurchase agreement in place with Banc of America Securities LLC and its affiliates providing for a maximum of $150 million in financing which matured on May 8, 2006. The repurchase agreement, which had a one-year extension option, subject to certain conditions, was not renewed. There were no amounts outstanding as of December 31, 2005 under this agreement.

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

The fair values of the Company’s CMBS and interest rate swap agreements on the consolidated balance sheets are based on management’s estimates and market pricing information provided by certain dealers who actively trade these financial instruments as further described in Notes 3 and 7, respectively. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Real estate loans and repurchase agreements are floating rate instruments, and based on these terms, their carrying value approximates fair value. The fair value of CDO I debt related to the fixed notes is approximately $141 million, net of the portion retained by the Company. The fair value of CDO I floating rate debt approximates fair value.

7. DERIVATIVE FINANCIAL INSTRUMENTS

As of June 30, 2006, $5.9 million is reflected in other comprehensive income (loss) representing the change in value of the effective portions of the Company’s cash flow hedges, which are further discussed below. In June 2006, the Company entered into two forward-starting interest rate swap agreements to mitigate the risk of changes in the interest-related cash outflows on a forecasted issuance of long-term debt. These swaps are expected to be effective in hedging the risk of changes in ten years of interest cash outflows attributable to changes in the applicable USD-LIBOR swap rate over the term of the hedging relationship. Under these swaps, the Company agreed to pay the counterparties a weighted average fixed interest rate of 5.49% per annum in exchange for floating payments on the total notional amount of $106 million as of June 30, 2006. The Company expects the monthly interest payments on this forecasted indebtedness to begin around April 2007. As of June 30, 2006, the total fair value of the two forward-starting interest rate swap agreements is $0.7 million.

In connection with the pricing of CDO I in October 2005, through JER CRE CDO 2005-1, Limited, the Company entered into an amortizing interest rate swap with an initial notional balance of approximately $110 million and a final maturity of June 2015. The amortizing interest rate swap hedges the interest rate risk exposure on an amortizing principal amount of the floating-rate Investment Grade Bonds issued by the Company. This swap is designated as a cash flow hedge and is expected to be effective in hedging the risk of changes in ten years of interest cash outflows attributable to changes in the applicable USD-LIBOR swap rate over the term of the hedging relationship. Under the swap, the Company has agreed to pay the counterparty a fixed interest rate of 4.94% per annum in exchange for floating payments on the applicable notional amount. As of June 30, 2006, the fair value of the amortizing interest rate swap agreement is $5.2 million.

In connection with the pricing of CDO I in October 2005, the Company effectively terminated or assigned for value $201 million notional amount of interest rate swaps outstanding. The net proceeds from termination of $0.6 million were recorded in other comprehensive income (loss) and are being reclassified to interest expense over the life of CDO I based on the effective yield method. For the three and six months ended June 30, 2006, $11,474 and $22,784, respectively, has been reclassified from other comprehensive income (loss) as a reduction to interest expense. Of the existing balances in other comprehensive income related to its cash flow hedge derivatives, the Company estimates that approximately $0.1 million will be reclassified from other comprehensive income to earnings in the next twelve months.

The Company’s derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by limiting its counterparties to major financial institutions with acceptable credit ratings. Additionally, the potential risk of loss with any one party resulting from this type of credit risk is monitored.

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

Income on CMBS investments is computed for GAAP purposes based upon a yield, which assumes credit losses will occur (See Note 2 – Revenue Recognition for further discussion.). The yield to compute the Company’s taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. Additionally, due diligence expenses incurred related to the acquisition of CMBS investments are required to be expensed for GAAP purposes but are included as a component of the cost basis of the asset and amortized for tax purposes. Primarily, as a result of these two differences, the net difference between the GAAP and tax bases of the underlying CMBS assets was approximately $13.1 million and $7.1 million at June 30, 2006 and December 31, 2005, respectively.

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

In connection with the 144A Offering, the Company issued 335,000 shares to its Manager pursuant to its Nonqualified Option and Incentive Award Plan as further described in Note 11. In addition, as of June 30, 2006, the Company has granted an aggregate of 30,000 shares of restricted stock to its independent directors and 60,000 shares of restricted stock to an officer as further discussed in Note 11.

As of June 30, 2006 and December 31, 2005, the Company had issued and outstanding common shares of 25,757,035 and 25,687,035, respectively.

10. RELATED PARTY TRANSACTIONS

The Company entered into a management agreement (the “Management Agreement”) with the Manager in June 2004 for an initial term of two years. After the initial term, the Management Agreement was renewed for an additional one-year period and will automatically be renewed each year for an additional one-year period unless the Company or the Manager terminates the agreement. Pursuant to the Management Agreement and subject to the supervision and direction of the Company’s Board of Directors, the Manager performs services for the Company including the purchase, sale and management of real estate and other real estate-related assets, the day-to-day management of the Company and the performance of certain administrative duties. For performing these services, the Company pays the Manager a monthly base management fee in arrears equal to 1/12 of the sum of (i) 2.0% of the first $400 million of the Company’s equity, (ii) 1.5% of equity in an amount in excess of $400 million and up to $800 million and (iii) 1.25% of equity in excess of $800 million. For purposes of calculating the base management fee, the Company’s equity equals the month-end value, computed in accordance with generally accepted accounting principles, of the Company’s stockholders’ equity, adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income.

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

The following table summarizes management fees incurred by the Company:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Base management fees	$1,914	$818	$3,836	$1,627
Incentive fees	—	165	—	165

Total management fees	$1,914	$983	$3,836	$1,792

At June 30, 2006 and December 31, 2005, $0.6 million and $1.3 million, respectively, related to unpaid management fees are included in due to affiliate in the accompanying consolidated financial statements.

The Manager must be provided adequate notice of termination, as defined, according to the terms of the Management Agreement. Upon notice, a termination fee equal to four times the sum of the Manager’s base management fees plus incentive fees for the 12-month period preceding the date of termination would be paid. Any accrued compensation due to the Manager would also be paid.

In addition, if the Management Agreement is terminated without cause due to fees that the independent directors have determined to be unfair, the Manager may agree to perform its management services at fees the independent directors determine to be fair, and the Management Agreement would not terminate. The Manager may give notice it wishes to renegotiate the fees, in which case the Company and the Manager must negotiate in good faith. If a renegotiated fee cannot be agreed upon within a specified period, the agreement will terminate, and the Company must pay the termination fees described above.

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

The Management Agreement provides that the Company is required to reimburse the Manager for certain expenses incurred by the Manager on the Company’s behalf, which include the Company’s pro rata share of rent, telephone, utilities and overhead expenses required for the Company’s operations. If services are provided by the Manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants or other third parties on an arm’s length basis. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements to the Manager of $0.1 million and $0.1 million for the three months ended June 30, 2006 and 2005, respectively, and $0.3 and $0.2 million for the six months ended June 30, 2006 and 2005, respectively, for certain expenses incurred on behalf of the Company which are included in general and administrative expenses in the accompanying consolidated financial statements. At June 30, 2006 and December 31, 2005, $0.1 million and $0.3 million, respectively, of expenses to be reimbursed was unpaid and included in due to affiliate in the accompanying consolidated financial statements.

During the six and twelve months ended June 30, 2005 and December 31, 2005, the Company originated mezzanine loans with an affiliated entity totaling $41.0 million and $63.4 million, respectively. The ownership was allocated equally between the Company and the affiliated entity, with the Company’s share of the initial loans equal to $20.5 million and $31.7 million, respectively. At June 30, 2006, there was $32.8 million outstanding related to these loans. There were no similar transactions with affiliated entities during the six months ended June 30, 2006.

Each CMBS securitization requires that a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. Because the Manager does not have special servicer status, it appoints J.E. Robert Company, an affiliated entity, or another entity that has special servicer status as the special servicer whenever the Company acquires a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company received $0.8 million and $1.3 million in fees as special servicer during the three and six months ended June 30, 2006, respectively. In addition, J.E. Robert Company received $0.1 million in fees as special servicer during the three and six months ended June 30, 2005. All fees due to J.E. Robert Company as special servicer are paid either by the securitization vehicle or the borrower and not by the Company. Under the Management Agreement, the Manager is responsible for all costs incident to the performance of its duties under the Management Agreement, including the employment compensation of J.E. Robert Company personnel who perform services for us pursuant to the Management Agreement.

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

In accordance with the Plan, a total of 345,000 shares of Common Stock were issued to the Manager and the independent directors in 2004. As consideration for the Manager’s role in raising capital for the Company, the Manager was granted an award of 335,000 shares of stock upon the closing of the 144A Offering. Additionally, each independent director was granted 2,000 shares of restricted stock upon the date of the first board meeting of the Board of Directors attended by the independent director. Each independent director receives an additional 2,000 shares of restricted stock annually pursuant to the Plan. As discussed below under “Registration Rights Agreement,” one-half of the shares granted to the Manager were subject to a risk of forfeiture. One-half of the shares granted to the independent directors are also subject to a risk of forfeiture if the independent director no longer serves as a member of the Board of Directors of the Company one year from the date of the grant. In June 2006, 10,000 shares of restricted stock were awarded to the five independent directors related to the annual awards. As of June 30, 2006 the Company has granted an aggregate of 30,000 shares of restricted stock to each of its independent directors pursuant to the terms of the Plan, of which 10,000 shares remain unvested. Compensation expense related to the Manager shares and the independent director shares is recorded at fair value of the stock at the time of the award for those awards which vest immediately and for the remaining awards over the vesting periods. Compensation expense of $107,585 and $18,700 was recorded during the three months ended June 30, 2006 and 2005, respectively, and $130,675 and $37,450 was recorded for the six months ended June 30, 2006 and 2005, respectively, related to the annual independent director restricted stock grants which immediately vest and amortization of unvested independent director restricted stock grants and is included in general and administrative expenses in the accompanying consolidated financial statements. As of June 30, 2006, unrecognized compensation expense related to the nonvested awards to the independent directors was $90,483.

In accordance with the Plan, in May 2006 an officer of the Company was awarded 60,000 restricted shares of and 150,000 stock options on the Company’s common stock subject to vesting over one to five years. Certain of these restricted shares and stock options vest over the requisite service period and the remainder are subject to specific market conditions. For awards vesting based only on the requisite service period, compensation expense is amortized over the vesting period. In accordance with SFAS No. 123R, compensation expense for awards with market conditions is recognized regardless of whether the market condition has been satisfied, so long as the requisite service period is completed, and therefore, expense is recognized based on the vesting period. Vested shares are included in both basic and diluted shares outstanding, while unvested shares are only included in diluted shares outstanding using the treasury stock method. With respect to the restricted shares of common stock granted to the officer of the Company, 50% of these shares vest ratably over five years, subject to continued employment. The remaining 50% of these shares vest subject to continued employment and graded vesting commencing in June 2009 based on achievement of certain market conditions. Restricted shares awarded were valued at $15.32 per share based on their fair market value on the date of grant. Compensation expense of $15,438 was recorded during the three and six months ended June 30, 2006 related to these restricted shares, none of which have vested as of June 30, 2006. As of June 30, 2006, unrecognized compensation expense related to the nonvested awards to the officer of the Company was $903,762. The stock options granted to the officer of the Company have an exercise price equal to the greater of fair market value per common share of the Company at grant date or $17.75, subject to continuing employment, and expire ten years from the date of grant. 50% of these options vest ratably over five years. The remaining 50% of these options vest subject to graded vesting commencing in June 2009 based on achievement of certain market conditions. The estimated weighted-average fair value per share of each option granted as of the grant date using a Black-Scholes option pricing model was $1.31 per share. The following assumptions were used to estimate the fair value of the options granted in the second quarter 2006:

Dividend yield	8.65%
Expected volatility	27.29%
Risk-free interest rate	5.11%
Expected life	7 years
Price of the underlying stock	$15.32
Exercise price of the options	$17.75

For the three and six month periods ended June 30, 2006, $3,300 of expense was recorded related to the issuance of stock options in May 2006. As of June 30, 2006, unrecognized compensation expense related to stock options issued in May 2006 is $193,200.

Summary information about the Company’s stock options outstanding at June 30, 2006 is as follows:

	Options Outstanding	Weighted-Average Exercise price	Aggregate Intrinsic Value
Outstanding at January 1, 2006	—	$—	$—
Granted	150,000	$17.75	$—
Exercised	—	$—	$—
Expired or forfeited	—	$—	$—

Outstanding at June 30, 2006	150,000	$17.75	$—

Options exercisable at June 30, 2006	—

12. REGISTRATION RIGHTS AGREEMENT

At the time of the 144A Offering, the Company entered into a Registration Rights Agreement that requires, among other things, it file with the Securities and Exchange Commission (the “SEC”) no later than nine months following the closing of the 144A Offering either a registration statement providing for the initial public offering of the Company’s common stock or a shelf registration statement providing for the resale of shares of the Company’s common stock sold in the 144A Offering. Additionally, if the Company consummates an initial public offering, the Company is also required to file a shelf registration statement providing for the resale of shares of the Company’s common stock not sold in the initial public offering within 90 days after the consummation of the initial public offering and to use its commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as promptly as practicable after the filing of the shelf registration statement.

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

13. SUBSEQUENT EVENTS

On July 31, 2006, the Company paid dividends of $9.3 million, or $0.36 per common share outstanding, to shareholders of record on June 30, 2006.

On August 2, 2006, the borrower under a mezzanine loan agreement with a face value of $11.5 million as of June 30, 2006 and original maturity date in August 2006 exercised a one year extension option. As part of this extension, an entity affiliated with the borrower provided an interest guarantee.

On August 8, 2006, in connection with the anticipated acquisitions of two newly issued conduit transactions and related forecasted issuance of long-term debt, the Company entered into two forward-starting interest rate swap agreements. Under these swaps, the Company agreed to pay counterparties a weighted average fixed interest rate of 5.35% per annum on a total notional amount of $71 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the consolidated financial statements and notes included herein.

General

JER Investors Trust is a specialty finance company established in April 2004 to capitalize on the growing volume of commercial real estate structured finance products. We are externally managed and advised by JER Commercial Debt Advisors LLC, our manager, an affiliate of J.E. Robert Company, Inc. J.E. Robert Company and its affiliates are a fully integrated real estate investment management firm. We have invested in commercial mortgage backed securities, which we refer to as CMBS, mezzanine loans and B-Note participations in mortgage loans. We also intend to originate, acquire and invest in whole commercial mortgage loans, preferred equity, loans to real estate companies and net leased real estate assets. We may also invest in residential mortgages and related securities, but expect such investments to be limited. We expect to derive substantially all our income from the difference between the interest or rental income we earn on our investments and the expense we incur in financing our investments.

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

In June 2004, we sold 11,500,000 shares of common stock in a private placement offering for net proceeds of approximately $160.1 million. Additionally, we issued 335,000 shares of common stock to our Manager and an aggregate of 6,000 shares of restricted common stock to our independent directors pursuant to our Nonqualified Stock Option and Incentive Plan, which we refer to as our Incentive Plan, at the time of the closing of the private placement. In July 2004, when James Kimsey and Frank Caufield joined our Board of Directors, we issued each of them 2,000 additional shares of restricted common stock pursuant to our Incentive Plan.

In July 2005, the Securities and Exchange Commission (“SEC”) declared effective a registration statement of the Company on Form S-11 (File No. 333-122802) (the “Registration Statement”) relating to (a) the Company’s initial public offering (the “IPO”) of up to 13,832,025 shares of common stock, including 1,832,025 shares of common stock pursuant to an over-allotment option granted to the underwriters and (b) the offering by selling stockholders of 213,499 shares of common stock through the underwriters. On July 19, 2005, the Company issued a total of 12,000,000 shares of common stock in the IPO (the “IPO Shares”), at a price to the public of $17.75 per share. The Company did not receive any proceeds from the sale by the selling stockholders of 213,499 shares of common stock, at a price to the public of $17.75 per share.

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

As of June 30, 2006, we have granted an aggregate of 30,000 shares of restricted stock to each of our independent directors pursuant to the terms of our Incentive Plan. In May 2006, one of our officers was granted 60,000 restricted shares of and 150,000 stock options on our common stock. As of June 30, 2006, we have a total of 25,757,035 shares of common stock issued and outstanding.

Trends

Competition: We expect to face increased competition for our targeted investments. However, overall, we expect that the size and growth of the market for these investments, as well as the continuing trend of tranching and further retranching commercial mortgage loans into new securities that are packaged and resold, will continue to provide us with a variety of investment opportunities. We believe borrowers need a full range of financing opportunities to make acquisitions, particularly on larger assets where substantial equity commitments are required. In addition, as interest rates rise, we believe some senior lenders will be unwilling to provide a full range of financing options to borrowers, which provides additional opportunities for us.

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

Finally, with an increase in competition for our targeted investments, we believe some lenders may be willing to accept relatively higher levels of risk with respect to the type of assets that collateralize the loans as well as the terms under which they are willing to lend monies. If we are unwilling to accept the relatively higher levels of risk associated with these loans, we may not be able to acquire or originate investments associated with such relatively higher risk loans. Alternatively, if we are willing to accept the relatively higher levels of risk associated with these loans and do acquire or originate investments that are associated with such loans, we may increase our overall risk of impairment and loss associated with such loans.

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

Our ownership of the subordinated classes of CMBS from a single issuer gives us the right to control the foreclosure/workout process on the underlying loans (“Controlling Class CMBS”). FIN 46R has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a qualifying special-purpose entity (“QSPE”) does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. SFAS No. 140 provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust’s QSPE status can be impacted in future periods by activities of its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent our CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, we record the investments at the purchase price paid. To the extent the underlying trusts are not QSPEs, we follow the guidance set forth in FIN 46R as the trusts would be considered VIEs.

We have analyzed the governing pooling and servicing agreements for each of our subordinated class CMBS investments and believe the terms are consistent with industry standards and the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria under SFAS No. 140. Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of a VIE. Future guidance from the standard setters may require the Company to consolidate CMBS trusts in which the Company has invested.

The non-investment grade and unrated tranches of the CMBS owned by us provide credit support to the more senior classes of the related commercial securitizations. Cash flow from the underlying mortgages is generally allocated first to the senior tranches, with the most senior tranches having a priority right to the cash flow. Any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the remaining CMBS classes will bear such losses in order of their relative subordination.

The table below details information about our CMBS investments, including the purchase date, face amount of our CMBS investments, the face amount of the total respective issuance and the amortized cost of our CMBS investments as of June 30, 2006 and December 31, 2005:

(In thousands)

CMBS Trust	Investment Date	Face amount purchased	Total Face amount of CMBS issuance	Amortized Cost
				June 30, 2006	December 31, 2005
MACH One 2004-1	July 2004	$50,637	$643,261	$18,682	$18,492
CSFB 1998-C1	August 2004	12,500	2,482,942	9,208	9,107
CSFB 2004-C4	November 2004	52,976	1,138,077	22,559	22,539
MLMT 2004-BPC1	November 2004	76,986	1,242,650	26,546	26,551
JPMCC 2004-C3	December 2004	81,561	1,517,410	35,903	35,938
JPMCC 2005-CIBC11	March 2005	70,035	1,800,969	34,049	34,405
BACM 2005	April 2005	84,663	2,322,091	41,803	41,872
LB UBS 2005-C2	April 2005	7,000	1,942,131	4,297	4,287
CSFB 2005-C2	May 2005	82,261	1,614,084	38,950	38,920
LB UBS 2005-C3	June 2005	39,335	2,060,632	19,847	19,908
JPMCC 2005-CIBC12	July 2005	70,429	2,167,039	34,981	35,122
JPMCC 2005-LDP4	September 2005	90,352	2,677,075	48,827	48,846
MSCI 2005-IQ10	October 2005	55,274	1,546,863	30,777	30,793
MLMT 2005 CKI1	December 2005	96,066	3,073,749	52,094	52,203
MSC 2006 HQ8	March 2006	105,707	2,731,231	62,048	—
JPMCC 2006-CIBC15	June 2006	71,493	2,118,303	38,031	—
CGCMT 2006-C4	June 2006	84,395	2,263,536	51,164	—

Total		$1,131,670	$33,342,043	$569,766	$418,983

The Company’s maximum exposure to loss as a result of its investment in these securities totaled $569.8 million and $419.0 million as of June 30, 2006 and December 31, 2005, respectively.

The financing structures we offer to our borrowers on certain of our loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46R. We have evaluated these entities and have concluded that none of them are VIEs that are subject to consolidation under FIN 46R.

Revenue Recognition. The most significant source of our revenue comes from interest income on our securities and loan investments. Interest income on loans and securities investments is recognized over the life of the investment using the effective interest method. Mortgage loans will generally be originated or purchased at or near par value and interest income will be recognized based on the contractual terms of the debt instrument. Any discounts or premiums on purchased loans and loan fees or acquisition costs on originated loans will be deferred and recognized over the term of the loan as an adjustment to yield in accordance with SFAS No. 91. Exit fees received from prepayments of loans are recognized in the current period and included in interest income. Interest income on CMBS is recognized by effective interest method as required by EITF 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” Under EITF 99-20, management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and our purchase prices. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing of and magnitude of credit losses on the mortgage loans underlying the securities have to be judgmentally estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and our interest income. When current period estimates of future cash flow are lower than the previous period estimates and fair value is less than an asset’s carrying value, we will write down the asset to fair market value and record an impairment charge in current period earnings. After taking into account the effect of the impairment charge, income is recognized using the market yield for the security used in establishing the write-down.

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

We must also assess whether unrealized losses on securities indicate impairment, which would result in writing down the security to its fair value through a charge to earnings. This will create a new carrying basis for the security and a revised yield will be calculated based on the future estimated cash flows. See Revenue Recognition above. Significant judgments of management are required in this analysis, which include assumptions regarding the collectability of the principal and interest, net of expenses, on the underlying loans.

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

The Company has identified one investment in CMBS acquired in the quarter ended June 30, 2005 from a counterparty (as part of a selling syndicate) that also provided financing for some of the classes of the same CMBS at the time of initial acquisition. While the Company continues to own most of this CMBS investment, all debt outstanding under the initial repurchase agreement provided by the counterparty was fully repaid during the third quarter ended September 30, 2005. If the Company recorded certain classes of this one CMBS investment as a derivative at the time of acquisition, changes in the fair value of such derivative would have affected net income in 2005. In addition, total assets and total liabilities would have been affected for the periods ended June 30, 2005 and September 30, 2005.

Our understanding is that the issue is being considered for further technical guidance by the accounting standard setters. Future guidance may require the Company to adjust the accounting of the assets in which the Company has invested.

Loan Loss Provisions. We purchase and originate commercial mortgage and mezzanine loans to be held as long-term investments. The loans are evaluated for possible impairment on a quarterly basis. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment occurs when it is deemed we will not be able to collect all amounts due according to the contractual terms of the loan. Upon determination of impairment, we will establish a reserve for loan losses and a corresponding charge to earnings through the provision for loan losses. Significant judgments are required in determining impairment, which includes making assumptions regarding the value of the loan, the value of the real estate or partnership interests that secure the loan, and any other applicable provisions, including guarantees and cross-collateralization features, if any.

Derivative Accounting. We account for our derivative and hedging activities, using SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 149, which requires all derivative instruments to be carried at fair value on the balance sheet.

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount, adjusted for swap payments, recorded in other comprehensive income within stockholders’ equity. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. As of June 30, 2006, we have no fair value hedges.

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

Recent Events

On August 8, 2006, in connection with the anticipated acquisitions of two newly issued conduit transactions and related forecasted issuance of long-term debt, we entered into two forward-starting interest rate swap agreements. Under these swaps, we agreed to pay counterparties a weighted average fixed interest rate of 5.35% per annum on a total notional amount of $71 million.

For the three month period ended June 30, 2006, we invested a total of $89.9 million, prior to closing credits, in two newly issued conduit transactions. The CMBS bonds are rated BBB- and below with loss-adjusted yields ranging from 6.8% to 13.5%.

On June 29, 2006, we purchased four mezzanine loans with a par value totaling $68.7 million net of a $0.6 million discount. The loans bear interest based on LIBOR plus a spread ranging from 2.1% to 3.8% and have maturity dates between November 2007 and October 2008.

Results of Operations

Net income was $7.7 million, or $0.30 per diluted share, and $4.2 million, or $0.35 per diluted share, for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, net income was $14.1 million, or $0.55, per diluted share, and $7.1 million, or $0.59, per diluted share, respectively.

Interest Income. The following tables set forth information regarding the total amount of interest income from our assets:

(In thousands)

	For the three months ended June 30,		For the six months ended June 30,		Investment balance at June 30,
	2006	2005	2006	2005	2006	2005
CMBS	$10,846	$5,622	$20,200	$9,129	$552,185	$318,668
Real estate loans	3,115	2,972	6,177	4,487	112,383	102,263
Cash and cash equivalents	1,268	18	2,935	23	10,777	1,969

Total	$15,229	$8,612	$29,312	$13,639	$675,345	$422,900

The increase in interest income during the three and six months ended June 30, 2006 compared to the comparable period in 2005 is primarily due to our acquisitions of interest bearing assets and interest income on cash proceeds relating to CDO I as well as higher yields earned on such investments. The weighted average yield on CMBS at June 30, 2006 and 2005 was 9.0% and 8.5%, respectively, and 8.9% as of December 31, 2005. The weighted average yield on real estate loans at June 30, 2006 and 2005 was 12.9% and 12.4%, respectively, and 15.1% as of December 31, 2005.

Interest Expense. Interest expense of $3.9 million and $2.0 million was recorded during the three months ended June 30, 2006 and 2005, respectively, and $7.9 million and $2.5 million was recorded for the six months ended June 30, 2006 and 2005, respectively. Interest expense primarily consists of interest incurred on debt outstanding on our repurchase agreements and CDO, interest payments on interest rate swap agreements, amortization of bond issue costs related to the CDO and the amortization of deferred financing fees related to our repurchase agreements. The increase in interest expense from the prior year is due to an increase in our debt outstanding.

Management Fees. Base management fees are calculated as a percentage of stockholders’ equity adjusted to exclude the effect of any unrealized gains and losses or other items that do not affect realized net income. Our manager is also entitled to receive quarterly incentive fees based on our Funds From Operations subject to achieving certain minimum performance targets (as defined in the Management Agreement). The following table summarizes management fees incurred by the Company:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Base management fees	$1,914	$818	$3,836	$1,627
Incentive fees	—	165	—	165

Total management fees	$1,914	$983	$3,836	$1,792

The increase in management fees from the prior periods is related to the increase in the average equity balance outstanding and weighted average shares outstanding during these periods as a result of the IPO and the issuance of shares associated with the underwriters’ over-allotment option.

Under the management agreement, our manager may engage J.E. Robert Company or its affiliates to perform certain legal, accounting, due diligence, asset management, securitization, property management, brokerage, loan servicing, leasing and other services that outside professionals or outside consultants otherwise would perform on our behalf. J.E. Robert Company and its affiliates may be reimbursed or paid for the cost of performing such tasks, provided that such costs and reimbursements are no greater than those that would be paid to outside professionals or consultants on an arm’s-length basis. Our manager is reimbursed for any expenses incurred in contracting with third parties. In addition, each CMBS securitization requires a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. As our manager is not a rated special servicer, it appoints J.E. Robert Company or another entity that is a rated special servicer as the special servicer whenever we acquire a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company received $0.8 million and $0.1 million in fees as special servicer during the three months ended June 30, 2006 and 2005, respectively, and $1.3 million and $0.1 million for the six months ended June 30, 2006 and 2005, respectively. All fees due to J.E. Robert Company as special servicer are paid either by the securitization vehicle or the borrower and not by us. Under the management agreement, our manager is responsible for all costs incident to the performance of its duties under the management agreement, including the employment compensation of J.E. Robert Company personnel who perform services for us pursuant to the management agreement.

General and Administrative Expense. General and administrative expenses of $1.7 million and $1.1 million were recorded during the three months ended June 30, 2006 and 2005 respectively, and $3.1 million and $2.1 million were recorded during the six months ended June 30, 2006 and 2005 respectively. General and administrative expenses consist primarily of due diligence expenses, fees for professional services, insurance premiums and reimbursements to our manager. Our management agreement provides that we are required to reimburse our manager for certain expenses incurred by our manager on our behalf, which include our pro rata share of rent, telephone, utilities and overhead expenses required for our operations. In accordance with the provisions of our management agreement, we incurred reimbursements to our manager of $0.1 million for the three months ended June 30, 2006 and 2005, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2006 and 2005, respectively. The increase in general and administrative expenses from the prior periods is primarily related to the increase in fees for professional services, due diligence expenses on unconsummated transactions, and stock compensation.

Other Gains (Losses). Other gains (losses) consist of impairment adjustments on our investments and gain (loss) on sales of assets. For the three months ended June 30, 2006, there were no sales of assets or impairment charges. Pursuant to EITF 99-20, during the quarter ended March 31, 2006, we recorded an aggregate impairment charge to earnings totaling $0.3 million. This impairment charge relates to three separate securities issued in two separate CMBS trusts where, in each case, the cash flow projections of the securities at March 31, 2006 were estimated to be lower than the cash flow projections of the same securities in the prior reporting period and, at the same time, the fair values of the securities were less than carrying values. There was no impairment of assets in for the three or six months ended June 30, 2005. Loss on sale of assets for the three and six months ended June 30, 2005 was $0.3 million and $0.1 million, respectively. During the three month period ended June 30, 2005, we sold BBB rated CMBS bonds with a cost basis of $30.9 million, resulting in a loss of $0.3 million. During the six month period ended June 30, 2005, we sold a B-Note investment at par to an unaffiliated third party. The unamortized fee related to the portion of the investment sold was recognized as a $0.2 million gain on sale.

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

In June 2006, we entered into two forward-starting interest rate swap agreements to mitigate the risk of changes in the interest-related cash outflows on a forecasted issuance of long-term debt. These interest rate swaps are expected to be effective in hedging the risk of changes in ten years of interest cash outflows attributable to changes in the applicable USD-LIBOR swap rate over the term of the hedging relationship. Under these swaps, we agreed to pay the counterparties a weighted average fixed interest rate of 5.49% per annum in exchange for floating payments on the total notional amount of $106 million as of June 30, 2006. The Company expects the monthly interest payments on this forecasted indebtedness to begin around April 2007.

In June 2006, the Company renewed a repurchase agreement with Liquid Funding, an affiliate of Bear, Stearns & Co. Inc. The amended agreement provides financing of up to $150 million secured by rated and unrated CMBS and is scheduled to terminate at the earlier of (a) the sale and settlement of the initial purchased securities into a CDO or any other securitization by the seller; or (b) June 28, 2007. At June 30, 2006, $44.0 million was outstanding under the repurchase agreement at a weighted average borrowing rate of 5.97%. Securities with a fair value of $55.1 million were pledged under the repurchase agreement as of June 30, 2006.

If we default in the payment of interest or principal on any debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt, requiring us to immediately repay all outstanding principal. If we are unable to make such payments, our lender could force us to sell our securities or foreclose on our assets pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any of these events would likely have a material adverse effect on the value of an investment in our common stock.

We intend to make regular quarterly distributions to the holders of our common stock. On June 21, 2006, we declared a common stock cash dividend of $0.36 per share of common stock related to the second quarter of 2006. The second quarter dividend was paid on July 31, 2006 to stockholders of record on June 30, 2006.

In order to qualify as a REIT and to avoid corporate level tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our ordinary taxable income and net capital gains on an annual basis. Certain of our investments, such as the subordinate CMBS investments, may generate substantial mismatches between taxable income and available cash. In order to meet the requirement to distribute a substantial portion of our net taxable income, we may need to borrow, sell assets or raise additional capital. Additionally, we will need to raise additional capital in order to acquire additional investments. We anticipate borrowing funds to obtain additional capital, but there can be no assurance that we will be able to do so on terms acceptable or available to us, if at all.

We expect to meet our short-term liquidity requirements generally through the proceeds from our execution of CDO I, cash flow provided by operations as well as future borrowings, both short and long-term. Our initial borrowings have been short-term, variable rate debt; however, we financed and expect to finance the majority of our assets through one or more match-funded CDO strategies. Our CDO strategy is dependent upon our ability to place the match-funded debt we intend to create in the market at spreads that provide a positive arbitrage. If spreads for CDO liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute the CDO strategy will be severely restricted.

We expect to meet our long-term liquidity requirements, specifically the repayment of debt and our investment funding needs, through additional borrowings, the issuance of debt and equity securities and the liquidation or refinancing of our assets at maturity. We believe the value of these assets is, and will continue to be, sufficient to repay our debt at maturity under either scenario. However, our ability to meet our long-term liquidity requirements is subject to obtaining additional equity and debt financing. Decisions by investors and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities.

We have conducted preliminary negotiations with financial institutions and believe, on the basis of these negotiations, we will be able to obtain both short-term and longer-term financing in amounts and at interest rates generally consistent with our financing objectives. We cannot assure you, however, that negotiations with potential lenders will result in a definitive agreement being entered into or consummated or at terms consistent with our business plan. In the event we are unable to secure lines of credit or collateralized financing on favorable terms, our ability to successfully implement our investment strategy may be significantly impacted and returns to investors may be reduced.

We expect that our cash flow provided by operations and our current and anticipated financings will satisfy our liquidity needs over the next twelve months.

Inflation

We believe that the risk of increases in the market interest rates as a result of inflation on any floating rate debt that we may invest in will be largely offset by our use of match funded financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk is the exposure to loss resulting from changes in interest rates, credit curve spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks to which we are exposed are interest rate risk and credit curve risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Credit curve risk is highly sensitive to dynamics of the markets for commercial mortgage-backed securities and other loans and securities we plan to invest in. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of our intended portfolio.

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

We may utilize a variety of financial instruments, including interest rate swaps, caps, options, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our operations. We do not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses. Moreover, with respect to certain of the instruments used as hedges, we are exposed to the risk that the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position. If we anticipate the income from any such hedging transaction will not be qualifying income for REIT income test purposes, we may conduct part or all of our hedging activities through a corporate subsidiary that will be fully subject to federal corporate income taxation (a taxable REIT subsidiary). Our profitability may be adversely affected during any period as a result of changing interest rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, primarily LIBOR and treasury rates. At June 30, 2006, our primary sensitivity to interest rates related to the income we earned on a portion of our $112.4 million of floating rate real estate loans and the interest expense incurred on $163.2 million of floating rate debt.

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

In connection with the pricing of CDO I in October 2005, through JER CRE CDO 2005-1 Limited, we entered into an amortizing swap with an initial notional balance of approximately $110 million and a final maturity of June 2015. The amortizing interest rate swap hedges the interest rate risk exposure on an amortizing principal amount of the investment-grade, floating-rate notes issued by the Company. This swap is designated as a cash flow hedge and is expected to be effective in hedging the risk of changes in ten years of interest cash outflows attributable to changes in the applicable USD-LIBOR swap rate over the term of the hedging relationship. Under the swap, we agreed to pay the counterparty a fixed interest rate of 4.94% per annum in exchange for floating payments on the applicable notional amount of interest. Prior to CDO I, we had entered into several forward-starting interest rate swaps to mitigate the risk of changes in the interest-related cash outflows on the forecasted issuance of the CDO. In connection with the pricing of CDO I in October 2005, we effectively terminated or assigned for value $201 million notional amount of interest rate swaps outstanding.

In June 2006, we entered into two forward-starting interest rate swap agreements to mitigate the risk of changes in the interest-related cash outflows on a forecasted issuance of long-term debt. These swaps are expected to be effective in hedging the risk of changes in ten years of interest cash outflows attributable to changes in the applicable USD-LIBOR swap rate over the term of the hedging relationship. Under these swaps, we agreed to pay the counterparties a weighted average fixed interest of 5.49% per annum in exchange for floating payments on the total notional amount of $106 million as of June 30, 2006. The Company expects the monthly interest payments on this forecasted indebtedness to begin around April 2007.

In August 2006, in connection with the anticipated acquisitions of two newly issued conduit transactions, we entered into two forward-starting interest rate swap agreements. Under these swaps, we agreed to pay counterparties a weighted average fixed interest rate of 5.35% per annum on a total notional amount of $71 million.

In June 2006, we renewed a repurchase agreement with Liquid Funding, an affiliate of Bear, Stearns & Co. Inc. The amended agreement provides financing of up to $150 million secured by rated and unrated CMBS and is scheduled to terminate at the earlier of (a) the sale and settlement of the initial purchased securities into a CDO or any other securitization by the seller; or (b) June 28, 2007. At June 30, 2006, $44.0 million was outstanding on the repurchase agreement at a weighted average borrowing rate of 5.97%. Securities with a fair value of $55.1 million were pledged under the repurchase agreement as of June 30, 2006.

At June 30, 2006, the existence of our interest rate swaps mitigates the impact of an interest rate increase on our floating rate debt. As a result and due to floating rates on a portion of our real estate loans, increases in interest rates will increase our net income. All of our floating rate assets and liabilities are tied to LIBOR or the applicable base rate subject to certain caps or limitations. The following table shows the estimated change in net income for a 12-month period based on changes in the applicable LIBOR rates applied to certain assets and liabilities as of June 30, 2006 and December 31, 2005:

	Estimated Change in Net Income over 12 Months at
LIBOR Rate Change (Basis Points)	June 30, 2006(1)	December 31, 2005 (2)
	(in thousands)
-200	$(3,301)	$(1,447)
-100	(1,651)	(723)
100	1,523	605
200	3,011	999

(1)	Includes the effect of changes in interest rates with respect to two forward-starting interest rate swap agreements with a total notional amount of $106 million and with expected monthly interest payments commencing around April 2007.
(2)	Reflects adjustments from previously reported figures to incorporate the impact of interest rate caps on certain mezzanine loan investments. Previously reported amounts in the -200, -100, +100, and +200 sensitivities, in thousands, were ($1,448), ($724), $724, and $1,448, respectively.

Interest rate changes may also affect the fair value of our CMBS investments, real estate loans and derivatives.

Credit Risk. Our portfolio of commercial real estate loans and securities is subject to a high degree of credit risk. Credit risk is the exposure to loss from debtor defaults. Default rates are subject to a wide variety of factors, including, but not limited to, property performance, property management, supply and demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the Unites States economy and other factors beyond our control.

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

We generally assume that substantially all of the principal of a non-rated security will not be recoverable over time. The timing and the amount of the loss of principal are the key assumptions to determine the economic yield of these securities. Timing is of paramount importance because we will assume substantial losses of principal on the non-rated securities, therefore the longer the principal balance remains outstanding the more interest the holder receives to support a greater economic return. Alternatively, if principal is lost faster than originally assumed, there is less opportunity to receive interest and a lower return or loss may result.

If actual principal losses on the underlying loans exceed assumptions, the higher rated securities will be affected more significantly as a loss of principal may not have been assumed. We expect that most if not all principal will be recovered with respect to classes rated B or higher.

We manage credit risk through the underwriting process, establishing loss assumptions and monitoring of loan performance. Before acquiring a controlling class security (represented by a majority ownership interest in the most subordinate tranche) in a proposed pool of loans, we perform a rigorous analysis of all of the proposed underlying loans. Information from this review is then used to establish loss assumptions. We assume that a certain portion of the loans will default and calculate an expected or loss adjusted yield based on that assumption. After the securities have been acquired, we monitor the performance of the loans, as well as external factors that may affect their value.

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

With respect to one of our mezzanine loan investments with a principal balance outstanding of $11.5 million at June 30, 2006, we have determined that one or more non-monetary defaults may exist under the applicable loan documents due to the failure and/or delay by the applicable borrowing entities to provide certain information about the borrower entities, the underlying property and an opinion of their independent auditors unqualified as to the scope of the audits or as to the status of the borrowers or property owner as a going concern. Although we are working with the borrowers to correct such non-monetary defaults, no assurance can be given that such defaults will be remedied. All payments due under the mezzanine loan are current. On August 2, 2006, the borrower under this mezzanine loan agreement exercised a one year extension option. As part of this extension, an entity affiliated with the borrower provided an interest guarantee.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the “Exchange Act”)) as of June 30, 2006. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective as of June 30, 2006.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not a party to any legal proceedings

ITEM 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders

The annual meeting of stockholders of the Company was held on June 5, 2006, for the purpose of considering and acting upon the following:

(1)	Election of Directors. Seven directors were elected and the votes cast for or against/withheld were as follows:

	Aggregate Votes
	For	Against
Nominees
Joseph E. Robert, Jr.	23,619,372	813,424
Keith W. Belcher	23,872,904	559,892
Daniel J. Altobello	22,770,104	1,662,692
Peter D. Linneman	24,347,804	84,992
W. Russell Ramsey	24,333,404	99,392
Frank J. Caufield	24,347,704	85,092
James V. Kimsey	24,347,254	85,542

(2)	Ratification of Ernst & Young LLP. Ernst & Young LLP was ratified as the Company’s independent registered public accounting firm for the fiscal year 2006. The votes cast for and against and abstentions were as follows:

	Aggregate Votes
	For	Against	Abstained
Ratification of Ernst & Young LLP	24,408,846	350	23,600

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant.*

3.2	By-laws of the Registrant.*

4.1	Form of Certificate for Common Stock.*

4.2	Registration Rights Agreement, dated June 4, 2004, between Registrant, JER Commercial Debt Advisors LLC and Friedman, Billings, Ramsey & Co., Inc.*

10.1	Management Agreement, dated June 4, 2004, between Registrant and JER Commercial Debt Advisors LLC.*

10.2	Amendment to Management Agreement, dated January 24, 2006, between Registrant and JER Commercial Debt Advisors LLC†.

10.3	Nonqualified Stock Option and Incentive Award Plan.*

10.4	Form of Restricted Stock Agreement.*

10.5	Services Agreement, dated June 4, 2004, by and among JER Investors Trust Inc., JER Commercial Debt Advisors LLC and J.E. Robert Company, Inc.*

10.6	Advisory Services Letter, dated July 8, 2005.*

10.7	Form of Stock Option Award Agreement.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-122802), as amended. Such Registration Statement was originally filed with the Securities and Exchange Commission on February 14, 2005.
†	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

JER INVESTORS TRUST INC. (Registrant)

By:	/s/ Joseph E. Robert, Jr.
Name:	Joseph E. Robert, Jr.
Title:	Chairman of the Board Chief Executive Officer

Date: August 9, 2006

By:	/s/ Tae-Sik Yoon
Name:	Tae-Sik Yoon
Title:	Chief Financial Officer

Date: August 9, 2006