Form 10-Q
period 2006-09-30
JER Investors Trust Inc
filed 2006-11-13
CIK 1294017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 10, 2006, 25,757,035 shares of common stock ($0.01 par value per share) were outstanding.

JER INVESTORS TRUST INC.

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are subject to various risks and uncertainties, including without limitation, statements relating to the performance of the investments of JER Investors Trust Inc. (the “Company”) and the Company’s financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company’s actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on the Company’s operations and future prospects include, but are not limited to:

•	changes in economic conditions generally and the real estate and bond markets specifically;

•	legislative and regulatory changes (including changes to laws governing the taxation of real estate investment trusts);

•	availability of capital to the Company;

•	the Company’s ability to obtain future financing arrangements;

•	changes in interest rates and interest rate spreads;

•	changes in generally accepted accounting principles or interpretations thereof;

•	market trends;

•	policies and rules applicable to real estate investment trusts;

•	application and interpretation of the rules and regulations of the Investment Company Act of 1940; and

•	other factors as may be detailed from time to time in the Company’s public announcements and Securities and Exchange Commission filings.

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

Part I—FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Cash and cash equivalents	$15,181	$151,706
Restricted cash	65	108
CMBS, at fair value	727,515	416,864
Real estate loans	204,186	81,696
Accrued interest receivable	6,574	4,011
Due from affiliate	121	—
Interest rate swap agreements, at fair value	1,466	—
Other assets	5,067	4,791

Total Assets	$960,175	$659,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$294,931	$—
Notes payable	266,255	266,255
Interest rate swap agreements, at fair value	—	646
Accounts payable and accrued expenses	1,474	486
Interest rate swap termination liability	6,113	—
Dividends payable	10,291	8,477
Due to affiliate	706	1,550
Other liabilities	1,086	1,192

Total Liabilities	580,856	278,606
Stockholders’ Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 25,757,035 and 25,687,035 shares issued and outstanding, respectively	258	257
Additional paid-in capital	391,796	391,553
Cumulative dividends	(50,727)	(22,698)
Cumulative earnings	36,143	13,661
Accumulated other comprehensive income (loss)	1,849	(2,203)

Total Stockholders’ Equity	379,319	380,570

Total Liabilities and Stockholders’ Equity	$960,175	$659,176

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES
Interest income from CMBS	$13,731	$6,534	$33,931	$15,664
Interest income from real estate loans	3,992	3,436	10,169	7,923
Interest income from cash and cash equivalents	160	53	3,095	76

Total Revenues	17,883	10,023	47,195	23,663

EXPENSES
Interest expense	5,474	780	13,361	3,307
Management fees	1,906	1,890	5,742	3,682
General and administrative	2,127	1,213	5,265	3,325

Total Expenses	9,507	3,883	24,368	10,314

INCOME BEFORE OTHER GAINS (LOSSES)	8,376	6,140	22,827	13,349

OTHER GAINS (LOSSES)
Loss on sales of assets, net	—	(690)	—	(821)
Loss on impairment of assets	(35)	—	(345)	—
Unrealized gain due to hedge ineffectiveness	—	8	—	8

NET INCOME	$8,341	$5,458	$22,482	$12,536

Net earnings per share:
Basic	$0.32	$0.23	$0.88	$0.80

Diluted	$0.32	$0.23	$0.88	$0.80

Weighted average shares of common stock outstanding:
Basic	25,687,905	23,254,067	25,684,471	15,575,749

Diluted	25,700,168	23,254,139	25,691,644	15,575,821

Dividends declared per common share	$0.40	$0.60	$1.09	$0.85

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Dividends	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2005	25,687	$257	$391,553	$(22,698)	$13,661	$(2,203)	$380,570
Comprehensive income:
Net income					22,482		22,482
Fair value adjustment for effective cash flow hedges, net						(4,035)	(4,035)
Unrealized gains on securities available-for-sale						8,087	8,087

Total comprehensive income							26,534
Dividends declared to stockholders				(28,029)			(28,029)
Share grants, net of share grant amortization	70	1	230				231
Amortization of stock option deferred compensation			13				13

Balance at September 30, 2006	25,757	$258	$391,796	$(50,727)	$36,143	$1,849	$379,319

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,482	$12,536
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion/Amortization	145	355
Amortization of debt issuance costs	417	283
Loss on sales of assets	—	821
Loss on impairment of assets	345	—
Capitalized interest on loans	(1,204)	(1,791)
Compensation expense related to stock awards	244	134
Unrealized gains on interest rate derivatives	—	(8)
Changes in assets and liabilities:
Increase in accrued interest receivable	(2,563)	(1,954)
Increase in other assets, net	(381)	(279)
Increase (decrease) in other liabilities, net	38	(7)

Net cash provided by operating activities	19,523	10,090

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of CMBS	(303,136)	(257,021)
Purchase/origination of real estate loans	(164,029)	(96,598)
Proceeds from sale of CMBS	—	87,111
Proceeds from sale/repayment of real estate loans	42,791	34,199

Net cash used in investing activities	(424,374)	(232,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	—	226,391
Dividends paid	(26,215)	(6,515)
Proceeds from borrowings	344,667	434,388
Repayment of debt	(49,736)	(428,288)
Payment of financing costs	(390)	(586)

Net cash provided by financing activities	268,326	225,390

Net (decrease) increase in cash and cash equivalents	(136,525)	3,171

Cash and cash equivalents at beginning of period	151,706	1,177

Cash and cash equivalents at end of period	$15,181	$4,348

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$13,160	$3,010

Dividends declared	$28,029	$7,706

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except for share and per share data and as otherwise noted)

1. ORGANIZATION

JER Investors Trust Inc., a Maryland corporation (the “Company”), was formed on April 19, 2004 for the purpose of acquiring and originating a diversified portfolio of commercial real estate structured finance investments. References herein to “we,” “us” or “our” refer to JER Investors Trust Inc. unless the context specifically requires otherwise.

The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to shareholders. Additionally, management believes that the Company conducts its operations so as not to be regulated as an investment company under the Investment Company Act of 1940. The Investment Company Act of 1940 exempts from its registration requirements entities that, directly or through majority-owned subsidiaries, are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” This exemption generally requires the Company to maintain at least 55% of its assets in qualifying real estate assets and at least 80% of its assets in qualifying real estate assets and real estate related assets.

Subject to certain restrictions and limitations, the business of the Company is managed by JER Commercial Debt Advisors LLC (the “Manager”). The consolidated financial statements of JER Investors Trust Inc. include the accounts of the Company, six wholly-owned subsidiaries created in connection with the Company’s collateralized debt obligations (“CDO”), three wholly-owned subsidiaries established for financing purposes and the Company’s taxable REIT subsidiary (“TRS”). There are no balances or activities in the TRS and two of the financing subsidiaries.

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

The financial information presented as of September 30, 2006 has been prepared from the books and records without audit. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2006 and the results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

Cash and Cash Equivalents

Cash and cash equivalents include cash, time deposits, and money market funds with an original maturity of 90 days or less when purchased. Carrying value approximates fair value due to the short-term maturity of the investments.

Restricted Cash

Restricted cash is comprised primarily of interest payments received by the trustee on investments that serve as collateral for the Company’s CDOs (as described in Note 5), which are remitted to CDO noteholders on a monthly basis.

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

The fair value of CMBS investments is determined by management based on discounted cash flow models which utilize prepayment and loss assumptions based upon historical experience, economic factors and the characteristics of the underlying cash flows. Management determines the applicable discount rates based on current credit spreads as reflected in comparable deals purchased in the marketplace and market interest rates. In addition, management substantiates its fair value estimates with information from dealers who make markets in these securities. The determination of future cash flows and the appropriate discount rates is inherently subjective and actual results may vary from management’s estimates.

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

Derivative Activities

The Company accounts for derivative and hedging activities using SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 and SFAS No. 149, which requires all derivative instruments to be carried at fair value on the balance sheets.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. At September 30, 2006, the Company has interest rate swaps designated as cash flow hedges, as further described in Note 7. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheets as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Ineffectiveness, if any, is recorded in the income statement. The net gain or loss related to the termination of a derivative instrument remains in accumulated other comprehensive income (loss) and is amortized into earnings during the same period in which the original hedged transation affects earnings when it is probable that the forecasted transaction will occur within the originally specified time period. The Company periodically reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly as required by the standard. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS No. 133. The Company currently has no fair value hedges outstanding.

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

Earnings per Share

The Company calculates basic and diluted earnings per share in accordance with SFAS No. 128 “Earnings per Share.” Basic earnings per share (“EPS”) is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the period. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised. The dilutive effect of 35,000 shares of non-vested restricted stock has been excluded from the calculation of basic earnings per share for the three and nine months ended September 30, 2006. The dilutive effect of 5,000 shares of non-vested restricted stock has been excluded from the calculation of basic earnings per share for the three and nine months ended September 30, 2005. The following table presents a reconciliation of basic and diluted weighted average common shares:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Basic Weighted Average Common Shares	25,687,905	23,254,067	25,684,471	15,575,749
Dilutive Potential Common Shares Restricted Shares	12,263	72	7,173	72

Diluted Weighted Average Common Shares	25,700,168	23,254,139	25,691,644	15,575,821

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). The Company’s other comprehensive income (loss) is comprised primarily of unrealized gains and losses on securities categorized as available-for-sale and from net realized and unrealized gains and losses on certain derivative instruments accounted for as cash flow hedges. During the three and nine months ended September 30, 2006, the Company reclassified $12 and $34, respectively, from equity to interest expense (reducing interest expense in such periods) related to cash flow hedges due to terminations of interest rate swaps more fully described in Note 7. Total comprehensive income (loss) for the three months ended September 30, 2006 and 2005 was $21.3 million and $10.0 million, respectively. Total comprehensive income (loss) for the nine months ended September 30, 2006 and 2005 was $26.5 million and $17.4 million, respectively.

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

When current period estimates of future cash flows are lower than the previous period estimates and fair value is less than an asset’s carrying value, the Company will write down the asset to fair market value and record the other than temporary impairment through a charge to current period earnings. After taking into account the effect of the impairment charge, income is recognized using the market yield for the security used in establishing the write-down.

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

The table below details information about our CMBS investments, including the purchase date, face amount of the Company’s CMBS investments, the face amount of the total respective issuance and the amortized cost of the Company’s CMBS investments as of September 30, 2006 and December 31, 2005:

		Original Face Amount Purchased		Amortized Cost
CMBS Trust	Investment Date		Total Face Amount of CMBS Issuance	September 30, 2006	December 31, 2005
MACH One 2004-1	July 2004	$50,637	$643,261	$18,801	$18,492
CSFB 1998-C1	August 2004	12,500	2,482,942	9,261	9,107
CSFB 2004-C4	November 2004	52,976	1,138,077	22,543	22,539
MLMT 2004-BPC1	November 2004	76,986	1,242,650	26,541	26,551
JPMCC 2004-C3	December 2004	81,561	1,517,410	35,886	35,938
JPMCC 2005-CIBC11	March 2005	70,035	1,800,969	34,117	34,405
BACM 2005	April 2005	84,663	2,322,091	41,772	41,872
LB UBS 2005-C2	April 2005	7,000	1,942,131	4,302	4,287
CSFB 2005-C2	May 2005	82,261	1,614,084	38,960	38,920
LB UBS 2005-C3	June 2005	39,335	2,060,632	19,814	19,908
JPMCC 2005-CIBC12	July 2005	70,429	2,167,039	34,921	35,122
JPMCC 2005-LDP4	September 2005	90,352	2,677,075	48,815	48,846
MSCI 2005-IQ10	October 2005	55,274	1,546,863	30,767	30,793
MLMT 2005 CKI1	December 2005	96,066	3,073,749	52,035	52,203
MSC 2006 HQ8	March 2006	105,707	2,731,231	62,070	—
JPMCC 2006-CIBC15	June 2006	71,493	2,118,303	37,940	—
CGCMT 2006-C4	June 2006	84,395	2,263,536	51,103	—
MSCI 2006-HQ9	August 2006	81,338	2,565,238	48,908	—
MLMT 2006-C2	August 2006	60,067	1,542,697	38,258	—
JPMCC 2006-LDP8	September 2006	107,158	3,066,028	64,733	—

Total		$1,380,233	$40,516,006	$721,547	$418,983

The Company’s maximum exposure to loss as a result of its investment in these securities totaled $721.5 million and $419.0 million as of September 30, 2006 and December 31, 2005, respectively.

The financing structures that the Company offers to its borrowers on certain of its loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46R. Management has evaluated these entities and has concluded that none of them are VIEs that are subject to consolidation under FIN 46R.

New Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” which addresses accounting for certain hybrid financial instruments that contain embedded derivatives and eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for the fiscal year ended December 31, 2007. The Company is evaluating what impact, if any, SFAS No. 155 may have on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation requires recognition of the impact of a tax position if that position is more-likely-than-not of being sustained upon examination including resolution of any related appeals or litigation processes, based on the technical merits of the position. In addition, FIN 48 provides measurement guidance whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for the fiscal year ended December 31, 2007. The Company is evaluating what impact, if any, FIN 48 may have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which addresses the measuring of fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the fiscal year ended December 31, 2008. The Company is evaluating what impact, if any, SFAS No. 157 may have on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. CMBS

The following is a summary of the Company’s CMBS by rating class as of September 30, 2006 and December 31, 2005:

	As of September 30, 2006
Security Description	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
		Gains	Losses		Coupon	Yield	Term (yrs)
Investment Grade (BBB)	$79,718	$1,323	$(398)	$80,643	5.84%	6.28%	10.15
Non-Investment Grade (BB, B, NR)	641,829	12,085	(7,042)	646,872	5.04%	9.15%	11.32

Total CMBS	$721,547	$13,408	$(7,440)	$727,515	5.13%	8.83%	11.19

	As of December 31, 2005
Security Description	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
		Gains	Losses		Coupon	Yield	Term (yrs)
Investment Grade (BBB)	$29,431	$—	$(1,360)	$28,071	5.41%	6.04%	10.64
Non-Investment Grade (BB, B, NR)	389,552	4,198	(4,957)	388,793	4.84%	9.10%	11.92

Total CMBS	$418,983	$4,198	$(6,317)	$416,864	4.88%	8.89%	11.83

The unrealized gains (losses) are primarily the result of changes in market interest rates and credit spreads subsequent to the purchase of a CMBS investment.

The following table sets forth the amortized cost, fair values and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2006 and December 31, 2005:

	September 30, 2006
Security Description	Amortized Cost	Unrealized loss > 12 months	Unrealized loss <12 months	Fair Value
Investment Grade (BBB)	$30,631	$(361)	$(37)	$30,233
Non-Investment Grade (BB, B, NR)	304,245	(5,292)	(1,750)	297,203

Total	$334,876	$(5,653)	$(1,787)	$327,436

	December 31, 2005
Security Description	Amortized Cost	Unrealized loss > 12 months	Unrealized loss <12 months	Fair Value
Investment Grade (BBB)	$29,431	$(629)	$(731)	$28,071
Non-Investment Grade (BB, B, NR)	260,713	—	(4,957)	255,756

Total	$290,144	$(629)	$(5,688)	$283,827

The unrealized losses result from the fair value of the securities falling below the amortized cost basis and are primarily the result of market factors other than credit impairment. The unrealized losses have been determined to be temporary and do not affect the Company’s net income. The Company intends to hold CMBS investments to maturity.

For the three and nine months ended September 30, 2006, pursuant to EITF 99-20, the Company recorded an impairment charge to earnings totaling $35 and $345 respectively. During the three months ended September 30, 2006, this other than temporary impairment charge related to one security in a CMBS trust and during the three months ended March 31, 2006, the $310 other than temporary charge related to three separate securities issued in two separate CMBS trusts, respectively, where the cash flow projection of the security at that time was estimated to be lower than the cash flow projection of the same security in the prior reporting period and, at the same time, the fair value of the security was less than the carrying value. The actual cash flows of the securities will depend on final resolutions of the underlying loans and assets in the respective CMBS trusts.

As of September 30, 2006 and December 31, 2005, the mortgage loans in the underlying collateral pools for all CMBS were secured by properties of the types and at the locations identified below:

Location(1)	September 30, 2006	December 31, 2005	Property Type(1)	September 30, 2006	December 31, 2005
California	15.8%	12.8%	Retail	32.1%	34.5%
New York	7.4%	9.7%	Office	28.7%	27.0%
Texas	7.3%	9.0%	Residential	17.8%	17.7%
Florida	5.6%	6.4%	Hospitality	6.2%	6.1%
Other(2)	61.3%	57.7%	Industrial	4.9%	3.8%
Re-REMIC(3)	2.6%	4.4%	Other(2)	7.7%	6.5%
			Re-REMIC(3)	2.6%	4.4%

Total	100.0%	100.0%	Total	100.0%	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans.

(2)	No other individual state or property type comprises more than 4.0% of the total as of September 30, 2006 and December 31, 2005.

(3)	The Company’s investment in a Re-REMIC backed by CMBS from 41 previous conduit securitizations is not included in the above categories due to the stratification information on the original loan collateral not being meaningful.

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

For the three and nine month periods ended September 30, 2006, the Company invested a total of $153.4 million and $305.6 million, respectively, prior to closing credits, in three and six, respectively, newly issued conduit transactions. The CMBS bonds are rated BBB- and below with loss-adjusted yields ranging from 6.1% to 14.0%.

4. REAL ESTATE LOANS

At September 30, 2006 and December 31, 2005, our real estate loans consisted of the following:

	As of September 30, 2006
Description	Carrying Value	Weighted Average Interest Rate	Range of Initial Maturity Dates
First mortgages	$30,991	7.98%	February 2008
Mezzanine loans	173,195	11.29%	March 2007– October 2008

Total real estate loans	$204,186	10.78%

	As of December 31, 2005
Description	Carrying Value	Weighted Average Interest Rate	Range of Initial Maturity Dates
Mezzanine loans	$81,696	15.10%	July 2006 – October 2007

Total real estate loans	$81,696	15.10%

For the three and nine month periods ended September 30, 2006, the Company received repayments of $4.2 million and $42.8 million, respectively, related to outstanding principal balances on certain mezzanine loan investments. In connection with a loan repayment in May 2006, the Company received a 1% prepayment fee and $0.4 million in additional interest income in accordance with the loan agreement.

For the three and nine month periods ended September 30, 2006, the Company invested a total of $96.0 million and $164.0 million, respectively, net of a $0.6 million discount, in real estate loans. The loans bear interest based on LIBOR plus a spread ranging from 2.1% to 5.3% and have maturity dates between November 2007 and October 2008.

The Company determines if its real estate loans should be accounted for as loans, real estate investments or equity method joint ventures in accordance with AICPA Practice Bulletin No. 1 on acquisition, development or construction (“ADC”) arrangements. To date, the Company has accounted for all of its arrangements as loans based on the guidance set forth in the Practice Bulletin.

5. LOANS AND NOTES PAYABLE

Collateralized Debt Obligations

In September 2006, the Company priced its second collateralized debt obligation secured by $1.2 billion par value of collateral interests consisting of CMBS, mezzanine loan interests, first mortgage loan interests, Re-REMIC securities, and real estate CDO securities. On October 17, 2006, the Company closed and issued the CDO through two wholly-owned subsidiaries of the Company, JER CRE CDO 2006-2, Limited and JER CRE CDO 2006-2, LLC (collectively “CDO II”) as described in Note 13–Subsequent Events.

In November 2005, the Company issued its first CDO through two wholly-owned subsidiaries of the Company, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC (collectively “CDO I”). CDO I is secured by a static pool of $418.7 million par value of fixed rate subordinate CMBS. CDO I issued privately placed notes totaling $275.6 million rated AAA through BBB- (“Investment Grade Notes”). The Company retained a portion of the BBB- rated notes, all of the non-investment grade notes and all of the preferred shares. The Company has accounted for the CDO I transaction as a financing due to certain permitted activities of the CDO I trust that are not consistent with activities of a QSPE permitted under SFAS No. 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. Accordingly, the CMBS assets that were transferred to the CDO I trust are reflected in the Company’s balance sheets and notes issued to third parties are reflected as notes payable in the accompanying consolidated financial statements.

A portion of the proceeds from the sale of the notes issued by CDO I were used to purchase $52.2 million of CMBS bonds rated BB+ and below, of which portions of those bonds with a par value of $48.6 million are held as collateral in CDO I pursuant to the ramp facility. The $370.1 million par value of remaining assets pledged as collateral in CDO I were contributed from our existing portfolio of CMBS. Two of the Investment Grade Notes, totaling $119.2 million were issued with floating rate coupons with a weighted average rate of LIBOR plus 0.4% before fees and expenses. The remaining Investment Grade Notes totaling $147.0 million, net of the portion retained by the Company, were issued with fixed rate coupons with a weighted average rate of 6.0% before fees and expenses. All of the Investment Grade Notes have a remaining expected average maturity of 8.9 years as of September 30, 2006. The Company incurred $4.4 million of issuance costs, which were deferred and are amortized on an effective yield basis over the life of CDO I. Unamortized debt issuance costs of $4.0 million and $4.3 million are included as a component of other assets on the consolidated balance sheets at September 30, 2006 and December 31, 2005, respectively.

Repurchase Agreements

In September 2006, a wholly owned subsidiary of the Company entered into a repurchase agreement with Goldman Sachs Mortgage Company. The repurchase agreement provides financing of up to $250 million secured by various types of real estate loans and is scheduled to terminate at the earlier of (a) the closing by the Company of its third collateralized debt obligation transaction or (b) October 1, 2007. The facility allows us to borrow against eligible loan collateral and is limited recourse (10% of the outstanding balance) to the Company. At September 30, 2006, $50.8 million was outstanding under this repurchase agreement at a weighted average borrowing rate of 6.3%. Real estate loans with a fair value of $68.7 million were pledged under this agreement as of September 30, 2006. The repurchase agreement was fully repaid in October 2006 with the proceeds generated from the closing of CDO II.

In September 2006, the Company amended its repurchase agreement with Liquid Funding, an affiliate of Bear, Stearns & Co. Inc., increasing the financing available by $150 million to $300 million. The repurchase agreement is secured by rated and unrated CMBS and is scheduled to terminate at the earlier of (a) the sale and settlement of the initial purchased securities into a CDO or any other securitization by the seller or (b) June 28, 2007. At September 30, 2006, $244.1 million was outstanding under the repurchase agreement at a weighted average borrowing rate of 6.2%. Securities with a fair value of $342.4 million were pledged under the repurchase agreement as of September 30, 2006. There were no amounts outstanding as of December 31, 2005 under this agreement. The repurchase agreement was fully repaid in October 2006 with the proceeds generated from the closing of CDO II.

The Company had a repurchase agreement in place with Banc of America Securities LLC and its affiliates providing for a maximum of $150 million in financing which matured on May 8, 2006. The repurchase agreement, which had a one-year extension option, subject to certain conditions, was not renewed. There were no amounts outstanding as of December 31, 2005 under this agreement.

The Company has considered an interpretation of GAAP relating to the treatment of transactions where investments acquired by the Company from a particular counterparty are simultaneously or subsequently financed via a repurchase agreement with that same counterparty or an affiliate thereof. Currently, in such cases, the Company records such transactions as a sale of the investment to us and such related debt provided to the Company as a financing. An alternative interpretation of GAAP, however, concerns whether such investments should be treated as a derivative. The Company has identified several investments that may be affected by such alternative interpretation. In the quarter ended June 30, 2006, the Company acquired four mezzanine loan investments from a counterparty. Subsequently, during the quarter ended September 30, 2006, the same counterparty provided financing for the same four mezzanine loans. The four mezzanine loan investments are floating rate instruments, and based on these terms, their carrying value approximates fair value. If the Company recorded these mezzanine loans as a derivative in connection with financing such loans, changes in the fair value of such derivative would have affected net income in the quarter ended September 30, 2006. In addition, total assets and total liabilities would have been affected for the period ended September 30, 2006. The repurchase agreement provided by the counterparty was fully repaid in October 2006 and the Company continues to own the four mezzanine loan investments.

The Company has an investment in CMBS that was acquired in the quarter ended June 30, 2005 from a counterparty (as part of a selling syndicate) that also provided via a repurchase agreement, financing for some of the classes of the same CMBS at the time of initial acquisition. While the Company continues to own most of this CMBS investment, all debt outstanding under the initial repurchase agreement provided by the counterparty was fully repaid during the quarter ended September 30, 2005. If the Company recorded certain classes of this one CMBS investment as a derivative at the time of acquisition, changes in the fair value of such derivative would have affected net income in 2005. In addition, total assets and total liabilities would have been affected for the periods ended June 30, 2005 and September 30, 2005.

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

The fair values of the Company’s CMBS and interest rate swap agreements on the consolidated balance sheets are based on management’s estimates and market pricing information provided by certain dealers who actively trade these financial instruments as further described in Notes 3 and 7, respectively. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Real estate loans, repurchase agreements and floating rate debt are floating rate instruments and based on these terms their carrying value approximates fair value. At September 30, 2006, the fair value of fixed rate notes payable held by third parties with a principal balance of $147.0 million issued as part of CDO I approximates $146.1 million.

7. DERIVATIVE FINANCIAL INSTRUMENTS

As of September 30, 2006, $(4.0) million is reflected in accumulated other comprehensive income (loss) in the consolidated balance sheets representing the change in value of the effective portions of the Company’s cash flow hedges, which are further discussed below. In connection with the pricing of CDO II in September 2006, the Company, through JER CRE CDO 2006-2, Limited, a wholly-owned subsidiary, entered into an amortizing interest rate swap with an initial notional balance of approximately $386.3 million which declines to approximately $219.9 million. At the same time, in connection with CDO II and other anticipated or existing indebtedness, the Company also entered into an accreting interest rate swap with an initial notional balance of zero increasing to approximately $33.8 million in October 2009 and increasing thereafter to approximately $80.0 million. These interest rate swaps which mature in August 2016 are expected to hedge the interest rate risk exposure on amortizing principal amounts of floating-rate Investment Grade Notes issued by the Company upon the closing of CDO II and a portion of the Company’s other anticipated or existing indebtedness. (See Note 13 – Subsequent Events regarding the closing of CDO II.) These swaps are designated as cash flow hedges and are expected to be effective in hedging the risk of changes in interest cash outflows attributable to changes in the applicable USD-LIBOR rate over the term of the hedging relationship. Under the swaps, the Company has agreed to pay the counterparties a weighted average fixed interest rate of 5.1% per annum in exchange for floating payments tied to USD- LIBOR on the applicable notional amount. As of September 30, 2006, the combined fair value of the two interest rate swaps is $0.5 million which is recorded in accumulated other comprehensive income (loss).

In June and August 2006, the Company entered into a total of four forward-starting interest rate swap agreements to mitigate the risk of changes in the interest-related cash outflows on the forecasted issuance of floating rate debt. Under these swaps, the Company agreed to pay the counterparties a weighted average fixed interest rate of 5.4% per annum in exchange for floating payments on the total notional amount of $177.0 million. In connection with the pricing of CDO II in September 2006, the Company effectively terminated or assigned for value these four outstanding interest rate swaps at a cost of $6.1 million which was recorded in accumulated other comprehensive income (loss). The net settlement costs from termination of the interest rate swap agreements of $6.1 million is included as a liability in the accompanying consolidated balance sheets as of September 30, 2006 and was paid subsequent to the closing of CDO II in October 2006. The swap termination costs will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense over the life of CDO II based on the effective yield method beginning in October 2006.

In connection with the pricing of CDO I in October 2005, through JER CRE CDO 2005-1, Limited, the Company entered into an amortizing interest rate swap with an initial notional balance of approximately $110.0 million. The amortizing interest rate swap hedges the interest rate risk exposure on an amortizing principal amount of the floating-rate Investment

Grade Notes issued by the Company. This swap is designated as a cash flow hedge and is expected to be effective in hedging the risk of changes in interest cash outflows attributable to changes in the applicable USD-LIBOR swap rate over the term of the hedging relationship. Under the swap, the Company has agreed to pay the counterparty a fixed interest rate of 4.9% per annum in exchange for floating payments on the applicable notional amount. As of September 30, 2006, the fair value of the amortizing interest rate swap agreement related to CDO I is $1.0 million, which is recorded in accumulated other comprehensive income (loss).

In connection with the pricing of CDO I in October 2005, the Company effectively terminated or assigned for value $201.0 million notional amount of interest rate swaps outstanding. The net proceeds from termination of $0.6 million were recorded in accumulated other comprehensive income (loss) and are being reclassified to interest expense over the life of CDO I based on the effective yield method. For the three and nine months ended September 30, 2006, $12 and $34, respectively, has been reclassified from accumulated other comprehensive income (loss) as a reduction to interest expense.

Of the existing balances in accumulated other comprehensive income (loss) related to its cash flow hedge derivatives, the Company estimates that approximately $0.6 million will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense in the next twelve months.

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

Income on CMBS investments is computed for GAAP purposes based upon a yield, which assumes credit losses will occur (See Note 2 – Revenue Recognition for further discussion). The yield to compute the Company’s taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. Additionally, due diligence expenses incurred related to the acquisition of CMBS investments are required to be expensed for GAAP purposes but are included as a component of the cost basis of the asset and amortized for tax purposes. Primarily as a result of these two differences, the net difference between the GAAP and tax bases of the underlying CMBS assets was approximately $17.5 million and $7.3 million at September 30, 2006 and December 31, 2005, respectively.

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

In connection with the 144A Offering, the Company issued 335,000 shares to its Manager pursuant to its Nonqualified Option and Incentive Award Plan as further described in Note 11. In addition, as of September 30, 2006, the Company has granted an aggregate of 30,000 shares of restricted stock to its independent directors and 60,000 shares of restricted common stock to an officer as further discussed in Note 11.

As of September 30, 2006 and December 31, 2005, the Company had issued and outstanding common shares of 25,757,035 and 25,687,035, respectively.

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

The following table summarizes management fees incurred by the Company:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Base management fees	$1,906	$1,890	$5,742	$3,516
Incentive fees	—	—	—	166

Total management fees	$1,906	$1,890	$5,742	$3,682

At September 30, 2006 and December 31, 2005, $0.6 million and $1.3 million, respectively, related to unpaid management fees are included in due to affiliate in the accompanying consolidated balance sheets.

The Management Agreement also provides that the Company is required to reimburse the Manager for certain expenses incurred by the Manager on the Company’s behalf, including the Company’s pro rata share of overhead expenses of the Manager required for the Company’s operations. In November 2006, retroactive to January 1, 2006, the independent members of the

Board of Directors approved an amendment to the Management Agreement to provide that the allocable overhead reimbursement will be fixed at an amount equal to $500 per annum for 2006, and in each calendar year thereafter, subject to approval by the independent members of the Board of Directors, $500 multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index for the applicable year over the CPI for the calendar year 2006. During the year ended December 31, 2005, overhead reimbursements were approximately $537. The Manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on the Company’s behalf. If such services are provided by the Manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants or other third parties on an arm’s length basis. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements for overhead and other services provided by the Manager of $0.1 million and $0.2 million for the three months ended September 30, 2006 and 2005, respectively, and $0.4 million for both the nine months ended September 30, 2006 and 2005, respectively, which are included in general and administrative expenses in the accompanying consolidated financial statements. At September 30, 2006 and December 31, 2005, $0.1 million and $0.3 million, respectively, of expenses to be reimbursed were unpaid and included in due to affiliate in the accompanying consolidated balance sheets.

Under the Management Agreement, the Manager is responsible for all costs, except as otherwise noted, incident to the performance of its duties under the Management Agreement, including the employment compensation of J.E. Robert Company, Inc., an affiliated entity, personnel who perform services for us pursuant to the Management Agreement.

During the three and nine months ended September 30, 2006, the Company invested in three mezzanine loans totaling $65.0 million where an affiliated entity of the Manager held a controlling equity interest in the borrower. The acquisition of these mezzanine loans to affiliated borrowers were approved by the independent members of the Board of Directors as required by our investment guidelines. At September 30, 2006, there was $65.0 million outstanding related to these loans.

During the three and nine months ended September 30, 2005, the Company originated mezzanine loans with an affiliated entity of the Manager totaling $15.6 million and $56.6 million, respectively. The ownership was allocated equally between the Company and the affiliated entity, with the Company’s share of the initial loans equal to $7.8 million and $28.3 million, respectively. At September 30, 2006, there was $28.5 million outstanding related to these loans.

Each CMBS securitization requires that a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. Because the Manager does not have special servicer status, it appoints J.E. Robert Company, Inc., or another entity that has special servicer status as the special servicer whenever the Company, acquires a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company, Inc. received $1.5 million and $2.8 million in fees as special servicer during the three and nine months ended September 30, 2006, respectively. In addition, J.E. Robert Company, Inc. received $0.2 million and $0.3 million in fees as special servicer during the three and nine months ended September 30, 2005, respectively. All fees due to J.E. Robert Company, Inc. as special servicer are paid either by the applicable securitization vehicles or borrowers and not directly by the Company.

In connection with CDO II (See Note 13-Subsequent Events), a wholly owned subsidiary of the Company entered into a Collateral Administration Agreement with J.E. Robert Company, Inc. (the “Collateral Administrator”), pursuant to which the Collateral Administrator has agreed to advise the wholly owned subsidiary of the Company on certain matters regarding the collateral interests and other eligible investments securing the notes. The Collateral Administrator will receive two fees payable on a monthly basis, with the first fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture agreement, and the second fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture agreement, each fee payable with different priorities as set forth in the applicable indenture agreement.

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

In accordance with the Plan, a total of 345,000 shares of Common Stock were issued to the Manager and the independent directors in 2004. As consideration for the Manager’s role in raising capital for the Company, the Manager was granted an award of 335,000 shares of stock upon the closing of the 144A Offering. Additionally, each independent director was granted 2,000 shares of restricted stock upon the date of the first board meeting of the Board of Directors attended by the independent director. Each independent director receives an additional 2,000 shares of restricted stock annually pursuant to the Plan. As discussed below under “Registration Rights Agreement,” one-half of the shares granted to the Manager were subject to a risk of forfeiture. One-half of the shares granted to the independent directors are also subject to a risk of forfeiture if the independent director no longer serves as a member of the Board of Directors of the Company one year from the date of the grant. In June 2006, 10,000 shares of restricted stock were awarded to the five independent directors related to the annual awards. As of September 30, 2006 the Company has granted an aggregate of 30,000 shares of restricted stock to its independent directors pursuant to the terms of the Plan, of which 5,000 shares remain unvested. Compensation expense related to the Manager shares and the independent director shares is recorded at fair value of the stock at the time of the award and recognized as expense over time. Compensation expense of $0.1 million and $0.1 million was recognized during the three months ended September 30, 2006 and 2005, respectively, and $0.2 million and $0.1 million was recognized for the nine months ended September 30, 2006 and 2005, respectively, related to the annual independent director restricted stock grants which immediately vest and amortization of unvested independent director restricted stock grants. Compensation expense is included in general and administrative expenses in the accompanying consolidated financial statements. As of September 30, 2006, unrecognized compensation expense related to the nonvested awards to the independent directors was $52 and is included as a component of additional paid-in capital on the consolidated balance sheets.

In accordance with the Plan, in May 2006 an officer of the Company was awarded 60,000 restricted shares of common stock and 150,000 stock options on the Company’s common stock subject to vesting over one to five years. Certain of these restricted shares and stock options vest over the requisite service period and the remainder are subject to specific market conditions, including the Company achieving certain financial performance goals or objectives. For awards vesting based only on the requisite service period, compensation expense is amortized over the vesting period. In accordance with SFAS No. 123R, compensation expense for awards with market conditions is recognized regardless of whether the market condition has been satisfied, so long as the requisite service period is completed, and therefore, expense is recognized based on the vesting period. Vested shares are included in both basic and diluted shares outstanding, while unvested shares are only included in diluted shares outstanding using the treasury stock method. With respect to the restricted shares of common stock granted to the officer of the Company, 50% of these shares vest ratably over five years, subject to continued employment. The remaining 50% of these shares vest subject to continued employment and graded vesting commencing in June 2009 based on achievement of certain conditions. Restricted shares awarded were valued at $15.32 per share based on their fair market value on the date of grant. Compensation expense of $46 and $62 was recognized during the three and nine months ended September 30, 2006, respectively, related to these restricted shares, none of which have vested as of September 30, 2006. As of September 30, 2006, unrecognized compensation expense related to the nonvested restricted stock awards to the officer of the Company was $1.0 million. The stock options granted to the officer of the Company have an exercise price equal to the greater of fair market value per common share of the Company at grant date or $17.75, subject to continuing employment, and expire ten years from the date of grant. 50% of these options vest ratably over five years. The remaining 50% of these options vest subject to graded vesting commencing in June 2009 based on achievement of certain conditions. The estimated weighted-average fair value of each option granted as of the grant date using a Black-Scholes option pricing model was $1.31. The following assumptions were used to estimate the fair value of the options granted in May 2006:

Dividend yield	8.65%
Expected volatility	27.29%
Risk-free interest rate	5.11%
Expected life	7 years
Price of the underlying stock	$15.32
Exercise price of the options	$17.75

Compensation expense of $10 and $13 was recognized during the three and nine month periods ended September 30, 2006, respectively, related to the issuance of stock options in May 2006. As of September 30, 2006, unrecognized compensation expense related to stock options issued in May 2006 is $0.2 million.

Summary information about the Company’s stock options outstanding at September 30, 2006 is as follows:

	Options Outstanding	Weighted-Average Exercise price	Aggregate Intrinsic Value
Outstanding at January 1, 2006	—	$—	$—
Granted	150,000	$17.75	$—
Exercised	—	$—	$—
Expired or forfeited	—	$—	$—

Outstanding at September 30, 2006	150,000	$17.75	$—

Options exercisable at September 30, 2006	—

12. REGISTRATION RIGHTS AGREEMENT

At the time of the 144A Offering, the Company entered into a Registration Rights Agreement that required, among other things, it file with the Securities and Exchange Commission (the “SEC”) no later than nine months following the closing of the 144A Offering either a registration statement providing for the initial public offering of the Company’s common stock or a shelf registration statement providing for the resale of shares of the Company’s common stock sold in the 144A Offering. Additionally, if the Company consummated an initial public offering, the Company was also required to file a shelf registration statement providing for the resale of shares of the Company’s common stock not sold in the initial public offering within 90 days after the consummation of the initial public offering and to use its commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as promptly as practicable after the filing of the shelf registration statement.

The registration statement providing for the initial public offering of the Company’s common stock was declared effective by the SEC on July 13, 2005 and the Company’s common stock began trading on the New York Stock Exchange on July 14, 2005. In addition, on October 4, 2005, in accordance with the Registration Rights Agreement, the Company filed a shelf registration statement providing for the resale of a certain number of shares of the Company’s common stock not sold in the initial public offering. The SEC declared such shelf registration statement effective on December 8, 2005.

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

13. SUBSEQUENT EVENTS

On September 27, 2006 the Company priced and on October 17, 2006, the Company closed and issued its second CDO through two wholly-owned subsidiaries of the Company, JER CRE CDO 2006-2, Limited and JER CRE CDO 2006-2, LLC. CDO II is secured by $1.2 billion par value of collateral interests consisting of CMBS, mezzanine loan interests, first mortgage loan interests, Re-REMIC securities, and real estate CDO securities. CDO II issued privately placed notes totaling $768.4 million rated AAA through BBB- (“Investment Grade Notes”). The Company purchased a portion of the Investment Grade Notes and retained all of the non-investment grade notes with a weighted average interest rate of 5.8% and preferred shares. $708.3 million of Investment Grade Notes were issued to third parties consisting of $47.0 million of fixed rate notes and $661.3 million of floating rate notes with a weighted average interest rate of LIBOR plus 62 basis points. CDO II includes a ramp facility of approximately $230.9 million that will finance additional collateral interests, as well as a replenishment collateral pool up to $275 million that will allow replenishment of proceeds of real estate loans that are paid off within five years from the closing of the transaction subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture agreement. At issuance, the weighted average cost of borrowing for CDO II is approximately 63 basis points (excluding fees and expenses) over applicable swap or LIBOR rates.

A portion of the proceeds from the sale of the notes issued by CDO II were used to pay down approximately $294.9 million in outstanding debt and accrued interest thereon of $0.8 million under various repurchase agreements, fees and expenses of approximately $10.6 million and swap termination costs of $6.1 million, funding the $230.9 million ramp facility, resulting in net cash proceeds of approximately $165.0 million.

We expect to account for the CDO II transaction as a financing due to certain permitted activities of the CDO II trust that are not consistent with activities of QSPE permitted under SFAS No. 140. Accordingly, the assets that will be transferred to the CDO II trust will remain as assets on our consolidated balance sheets and the notes issued to third parties will be reflected as notes payable on our consolidated balance sheets.

On October 30, 2006, the Company invested a total of $63.6 million, prior to closing credits, in a newly issued conduit transaction. The CMBS bonds are rated BBB- and below with a par value of $110.7 million and loss-adjusted yields ranging from 6.4% to 13.4%. It is expected that a portion of these assets will be contributed to CDO II .

On October 31, 2006 the Company purchased a mezzanine loan investment for $51.4 million. The loan bears interest based on LIBOR plus a spread of 2.35% and has a maturity date of October 2008. It is expected that this loan will be contributed to CDO II.

On October 31, 2006, the Company paid dividends of $10.3 million, or $0.40 per common share outstanding, to shareholders of record on September 29, 2006.

On November 8, 2006, the Company received a repayment of $14.0 million related to the outstanding principal balance on a mezzanine loan investment. In connection with the repayment, the Company received $0.1 million in additional interest income in accordance with the loan agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the consolidated financial statements and notes included herein. Amounts are presented in thousands except for share and per share data and as otherwise noted.

General

JER Investors Trust is a specialty finance company established in April 2004 to capitalize on the growing volume of commercial real estate structured finance products. We are externally managed and advised by JER Commercial Debt Advisors LLC, our manager, an affiliate of J.E. Robert Company, Inc. J.E. Robert Company and its affiliates are a fully integrated real estate investment management firm. We have invested in commercial mortgage backed securities, which we refer to as CMBS, first mortgage loan participations, mezzanine loans and B-Note participations in mortgage loans. We also intend to originate, acquire and invest in whole commercial mortgage loans, preferred equity, loans to real estate companies and net leased real estate assets. We may also invest in residential mortgages and related securities, but expect such investments to be limited. We expect to derive substantially all our income from the difference between the interest or rental income we earn on our investments and the expense we incur in financing our investments.

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

As of September 30, 2006, we have granted an aggregate of 30,000 shares of restricted stock to our independent directors pursuant to the terms of our Incentive Plan. In May 2006, one of our officers was granted 60,000 restricted shares of common stock and 150,000 stock options on our common stock. As of September 30, 2006, we have a total of 25,757,035 shares of common stock issued and outstanding.

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

The table below details information about our CMBS investments, including the purchase date, face amount of our CMBS investments, the face amount of the total respective issuance and the amortized cost of our CMBS investments as of September 30, 2006 and December 31, 2005:

		Original Face Amount Purchased		Amortized Cost
CMBS Trust	Investment Date		Total Face Amount of CMBS Issuance	September 30, 2006	December 31, 2005
MACH One 2004-1	July 2004	$50,637	$643,261	$18,801	$18,492
CSFB 1998-C1	August 2004	12,500	2,482,942	9,261	9,107
CSFB 2004-C4	November 2004	52,976	1,138,077	22,543	22,539
MLMT 2004-BPC1	November 2004	76,986	1,242,650	26,541	26,551
JPMCC 2004-C3	December 2004	81,561	1,517,410	35,886	35,938
JPMCC 2005-CIBC11	March 2005	70,035	1,800,969	34,117	34,405
BACM 2005	April 2005	84,663	2,322,091	41,772	41,872
LB UBS 2005-C2	April 2005	7,000	1,942,131	4,302	4,287
CSFB 2005-C2	May 2005	82,261	1,614,084	38,960	38,920
LB UBS 2005-C3	June 2005	39,335	2,060,632	19,814	19,908
JPMCC 2005-CIBC12	July 2005	70,429	2,167,039	34,921	35,122
JPMCC 2005-LDP4	September 2005	90,352	2,677,075	48,815	48,846
MSCI 2005-IQ10	October 2005	55,274	1,546,863	30,767	30,793
MLMT 2005 CKI1	December 2005	96,066	3,073,749	52,035	52,203
MSC 2006 HQ8	March 2006	105,707	2,731,231	62,070	—
JPMCC 2006-CIBC15	June 2006	71,493	2,118,303	37,940	—
CGCMT 2006-C4	June 2006	84,395	2,263,536	51,103	—
MSCI 2006- HQ9	August 2006	81,338	2,565,238	48,908	—
MLMT 2006- C2	August 2006	60,067	1,542,697	38,258	—
JPMCC 2006- LDP8	September 2006	107,158	3,066,028	64,733	—

Total		$1,380,233	$40,516,006	$721,547	$418,983

The Company’s maximum exposure to loss as a result of its investment in these securities totaled $721.5 million and $419.0 million as of September 30, 2006 and December 31, 2005, respectively.

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

Accounting Treatment for an Investment Acquired from and Financed with a Repurchase Agreement from the Same Counterparty. The Company has considered an interpretation of GAAP relating to the treatment of transactions where investments acquired by the Company from a particular counterparty are simultaneously or subsequently financed via a repurchase agreement with that same counterparty or an affiliate thereof. Currently, in such cases, the Company records such transactions as a sale of the investment to us and related debt provided to us as a financing. An alternative interpretation of GAAP, however, concerns whether such investment should be treated as a derivative. We have identified several investments that may be affected by such alternative interpretation. In the quarter ended June 30, 2006, we acquired four mezzanine loan investments from a counterparty. Subsequently, during the quarter ended September 30, 2006 the same counterparty provided financing for the same four mezzanine loans. The four mezzanine loan investments are floating rate instruments, and based on these terms, their carrying value approximates fair value. If we recorded these mezzanine loans as a derivative in connection with financing such loans, changes in the fair value of such derivative would have affected net income in the quarter ended September 30, 2006. In addition, total assets and total liabilities would have been affected for the period ended September 30, 2006. The repurchase agreement provided by the counterparty was fully repaid in October 2006 and we continue to own the four mezzanine loan investments.

We have an investment in CMBS that was acquired in the second quarter ended June 30, 2005 from a counterparty (as part of a selling syndicate) that also provided financing for some of the classes of the same CMBS at the time of initial acquisition. While we continue to own most of this CMBS investment, all debt outstanding under the initial repurchase agreement provided by the counterparty was fully repaid during the third quarter ended September 30, 2005. If we recorded certain classes of this one CMBS investment as a derivative at the time of acquisition, changes in the fair value of such derivative would have affected net income in 2005. In addition, total assets and total liabilities would have been affected for the periods ended June 30, 2005 and September 30, 2005.

Our understanding is that the issue is being considered for further technical guidance by the accounting standard setters. Future guidance may require the Company to adjust the accounting for the assets in which the Company has invested.

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

Derivative Accounting. We account for our derivative and hedging activities, using SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 and SFAS No. 149, which requires all derivative instruments to be carried at fair value on the consolidated balance sheets.

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheets as either an asset or liability, with a corresponding amount, adjusted for swap payments, recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. As of September 30, 2006, we have no fair value hedges.

All hedges held by us are deemed to be effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management.

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

New Accounting Standards. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” which addresses accounting for certain hybrid financial instruments that contain embedded derivatives and eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for the fiscal year ended December 31, 2007. We are evaluating what impact, if any, SFAS No. 155 may have on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation requires recognition of the impact of a tax position if that position is more likely than not of being sustained upon examination including resolution of any related appeals or litigation processes, based on the technical merits of the position. In addition, FIN 48 provides measurement guidance whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for the fiscal year ended December 31, 2007. We are evaluating what impact, if any, FIN 48 may have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which addresses the measuring of fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the fiscal year ended December 31, 2008. We are evaluating what impact, if any, SFAS No. 157 may have on its consolidated financial statements.

Recent Events

For the three month period ended September 30, 2006, we invested a total of $153.4 million, prior to closing credits, in three newly issued conduit transactions. The CMBS bonds are rated BBB- and below with loss-adjusted yields ranging from 6.1% to 14.0%.

For the three month period ended September 30, 2006, we purchased three mezzanine loans and a first mortgage loan participation with a par value totaling $96.0 million. The loans bear interest based on LIBOR plus a spread ranging from 2.7% to 5.3% and have maturity dates between February 2008 and August 2008.

On October 30, 2006, we invested a total of $63.6 million, prior to closing credits, in a newly issued conduit transaction. The CMBS bonds are rated BBB- and below with a par value of $110.7 million and loss-adjusted yields ranging from 6.4% to 13.4%. It is expected that a portion of these assets will be contributed to CDO II.

On October 31, 2006 we purchased a mezzanine loan investment for $51.4 million. The loan bears interest based on LIBOR plus a spread of 2.3% and has a maturity date of October 2008. It is expected that this loan will be contributed to CDO II.

On November 8, 2006, we received a repayment of $14.0 million related to the outstanding principal balance on a mezzanine loan investment. In connection with the repayment, we received $0.1 million in additional interest income in accordance with the loan agreement.

Results of Operations

Comparison of the three months ended September 30, 2006 and 2005

Net income was $8.3 million, or $0.32 per diluted share, and $5.5 million, or $.23 per diluted share, for the three months ended September 30, 2006 and 2005, respectively.

Revenues

Interest Income. The following table sets forth information regarding the total composition amount of revenues, which are primarily interest income earned from our assets:

	For Three Months Ended September 30,
	2006	2005	$ Change
REVENUES
Interest income from CMBS	$13,731	$6,534	$7,197
Interest income from real estate loans	3,992	3,436	556
Interest income from cash and cash equivalents	160	53	107

Total Revenues	$17,883	$10,023	$7,860

The increase in interest income during the three months ended September 30, 2006 compared to the comparable period in 2005 is primarily due to increased balances of interest-bearing assets due to acquisitions and interest income on cash proceeds relating to CDO I. For the three months ended September 30, 2006, $13.7 million was earned on fixed rate investments while the remaining $4.2 million was earned on floating rate investments compared to $6.5 million and $3.5 million for the same period in 2005, respectively. For the three months ended September 30, 2006, interest income earned on CMBS investments and real estate loans acquired during the period was $1.0 million and $0.3 million, respectively.

The level of investment related interest income is directly related to the balance of the interest-bearing assets outstanding during the period and the weighted average yield on such investments. The cost basis of interest-bearing assets and related weighted average yields at September 30, 2006 and 2005 were as follows:

	As of September 30,
	2006		2005
	Cost	Yield	Cost	Yield
CMBS	$721,547	8.83%	$336,024	8.96%
Real estate loans	204,186	10.78%	94,183	13.66%

	$925,733	9.3%	$430,207	10.0%

Expenses

The following table sets forth information regarding the composition of our expenses:

	For Three Months Ended September 30,
	2006	2005	$ Change
Interest expense	$5,474	$780	$4,694
Management fees	1,906	1,890	16
General and administrative	2,127	1,213	914

Total Expenses	$9,507	$3,883	$5,624

Interest Expense. Interest expense was $5.5 million for the three months ended September 30, 2006 compared to $0.8 million for the three months ended September 30, 2005. Interest expense for the three months ended September 30, 2006 consisted primarily of $3.9 million of interest on CDO I, which closed in November 2005, and $1.6 million of interest on the amount outstanding on our repurchase agreements. The $0.8 million of interest expense during the same period in 2005 was comprised primarily of $0.6 million of interest expense related to our repurchase agreements and amortization of deferred financing fees related to our repurchase agreements of $0.2 million. The increase in interest expense for the three months ended September 30, 2006 compared to 2005 is due to the increase in amounts outstanding on our repurchase agreements and the $266.3 million increase in notes payable related to CDO I.

Management Fees. Base management fees are calculated as a percentage of stockholders’ equity adjusted to exclude the effect of any unrealized gains and losses or other items that do not affect realized net income. Our manager is also entitled to receive quarterly incentive fees based on our Funds From Operations, known as FFO, subject to achieving certain minimum performance targets (as defined in the management agreement). The following table summarizes management fees incurred by the Company for the three months ended September 30, 2006 and 2005:

	For Three Months Ended September 30,
	2006	2005	$ Change
Base management fees	$1,906	$1,890	$16
Incentive fees	—	—	—

Total management fees	$1,906	$1,890	$16

The increase in management fees from the prior periods is related to the increase in the average equity balance outstanding during 2006 as a result of the IPO completed on July 13, 2005.

General and Administrative Expense. The increase in general and administrative expenses of $0.9 million for the three months ended September 30, 2006 versus the same period in 2005 was due primarily to higher due diligence costs and professional fees. Specifically, due diligence fees related to increased investment activities on unconsummated transactions increased $0.1 million and fees on consummated transactions increased $0.4 million for the three months ended September 30, 2006 compared to the same period in 2005. The increases in professional fees of $0.4 million were related to audit and tax services primarily related to Sarbanes-Oxley compliance costs and interest rate risk management advisory fees.

Our management agreement also provides that we are required to reimburse our manager for certain general and administrative expenses incurred by our manager on our behalf, including our pro rata share of overhead expenses of the manager required for our operations. In November 2006 retroactive to January 1, 2006, the independent members of the Board of Directors approved an amendment to the management agreement to provide that the allocable overhead reimbursement will be fixed at an amount equal to $500 per annum for 2006, and in each calendar year thereafter, subject to approval by the independent members of the Board of Directors, $500 multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index for the applicable year over the CPI for the calendar year 2006. During the year ended December 31, 2005, overhead reimbursements were approximately $537. Our manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on our behalf. In accordance with the provisions of our management agreement, we incurred reimbursements for overhead and other services provided by our manager of $0.1 million and $0.2 million for the three months ended September 30, 2006 and 2005, respectively.

Loss on Impairment of Assets. For the three months ended September 30, 2006, pursuant to EITF 99-20, we recorded an aggregate impairment charge to earnings totaling $35. This other than temporary impairment charge related to one security in a CMBS trust where the cash flow projection of the security at September 30, 2006 was estimated to be lower than the cash flow projection of the same security in the prior reporting period and, at the same time, the fair value of the security was less than the carrying value. The actual cash flows of the security will depend on final resolutions of the underlying loans and assets in the respective CMBS trusts.

Comparison of the nine months ended September 30, 2006 and 2005

For the nine months ended September 30, 2006 and 2005, net income was $22.5 million, or $0.88 per diluted share, and $12.5 million, or $.80 per diluted share, respectively.

Revenues

Interest Income. The following tables set forth information regarding the total composition and amount of revenues, which are primarily interest income earned from our assets:

	For Nine Months Ended September 30,
	2006	2005	$ Change
REVENUES
Interest income from CMBS	$33,931	$15,664	$18,267
Interest income from real estate loans	10,169	7,923	2,246
Interest income from cash and cash equivalents	3,095	76	3,019

	$47,195	$23,663	$23,532

The increase in interest income during the nine months ended September 30, 2006 compared to the comparable period in 2005 is primarily due to increased balances of interest-bearing assets due to acquisitions and interest income on cash proceeds relating to CDO I. For the nine months ended September 30, 2006, $33.9 million of interest income was earned on fixed rate investments while the remaining $13.3 million was earned on floating rate investments compared to $15.7 million and $8.0 million, respectively, for the same period in 2005. For the nine months ended September 30, 2006, interest income earned on CMBS investments and real estate loans acquired during the period was $6.0 million and $1.7 million, respectively.

Expenses

The following table sets forth information regarding the composition of our expenses:

	For Nine Months Ended September 30,
	2006	2005	$ Change
Interest expense	$13,361	$3,307	$10,054
Management fees	5,742	3,682	2,060
General and administrative	5,265	3,325	1,940

Total Expenses	$24,368	$10,314	$14,054

Interest Expense. Interest expense was $13.4 million for the nine months ended September 30, 2006 compared to $3.3 million for the nine months ended September 30, 2005. Interest expense for the nine months ended September 30, 2006 consisted primarily of $11.6 million of interest on CDO I, which closed in November 2005, and $1.6 million of interest on our repurchase agreements. The $3.3 million of interest expense during the same period in 2005 was comprised primarily of $3.0 million of interest expense related to our repurchase agreements and $0.3 million of amortization of deferred financing fees on our repurchase agreements. The increase in interest expense for the nine months ended September 30, 2006 compared to 2005 is due to the increase in amounts outstanding on our repurchase agreements and $266.3 million increase in notes payable related to CDO I.

Management Fees. Base management fees are calculated as a percentage of stockholders’ equity adjusted to exclude the effect of any unrealized gains and losses or other items that do not affect realized net income. Our manager is also entitled to receive quarterly incentive fees based on our Funds From Operations subject to achieving certain minimum performance targets (as defined in the management agreement). The following table summarizes management fees incurred by us for the nine months ended September 30, 2006:

	For Nine Months Ended September 30,
	2006	2005	$ Change
Base management fees	$5,742	$3,516	$2,226
Incentive fees	—	166	(166)

Total management fees	$5,742	$3,682	$2,060

The increase in management fees from the prior periods is related to the increase in the average equity balance outstanding during 2006 as a result of the IPO completed on July 13, 2005. For the nine months ended September 30, 2005, we incurred an incentive fee of $0.2 million due to lower weighted average equity value prior to the IPO in July 2005.

General and Administrative Expense. The increase in general and administrative expenses of $1.9 million for the nine months ended September 30, 2006 versus the same period in 2005 was due primarily to higher due diligence expenses related to increased investment activities, professional fees, and other fees. Specifically, due diligence fees on unconsummated transactions increased $0.3 million and fees on consummated transactions increased $0.2 million for the nine months ended September 30, 2006 compared to the same period in 2005. In addition, the increase in professional fees of $1.0 million was primarily related to audit and legal services related to Sarbanes-Oxley compliance costs and interest rate risk management advisory fees, and the increase in other fees was related to CDO I license fees and New York Stock Exchange listing fees.

In accordance with the provisions of our management agreement, we incurred reimbursements to our manager of $0.4 million for both the nine months ended September 30, 2006 and 2005, respectively.

Loss on Impairment of Assets. For the nine months ended September 30, 2006, pursuant to EITF 99-20, the Company recorded impairment charges to earnings totaling $345. These other than temporary impairment charges related to three separate securities issued in two separate CMBS trusts where the cash flow projection of the security at that time was estimated to be lower than the cash flow projection of the same security in the prior reporting period and, at the same time, the fair value of the security was less than the carrying value. The actual cash flows of the securities will depend on final resolutions of the underlying loans and assets in the respective CMBS trusts.

Liquidity and Capital Resources

At September 30, 2006, our liquidity position consisted of cash balances of $15.2 million and available borrowing capacity under repurchase agreements of $255.1 million. The closing of CDO II in October 2006 significantly increased the cash balances by approximately $396.0 million of which $230.9 million is in the CDO II ramp facility, and $165.0 million is available to the Company.

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and investments, pay dividends and other general business needs. Our principal sources of working capital and funds for additional investments primarily include: 1) cash flow from operations; 2) borrowings under our repurchase and credit facilities; 3) our CDO offerings; 4) other forms of financing or additional securitizations including CMBS or subsequent CDO offerings; 5) proceeds from common or preferred equity offerings and, to a lesser extent, 6) the proceeds from principal payments on our investments. We believe these sources of financing will be sufficient to meet our short-term liquidity needs. Our initial borrowings have been short-term, variable rate debt; however, we have financed and expect to finance the majority of our assets through match-funded CDO strategies. Our CDO strategy is dependent upon our ability to place the match-funded debt we intend to create in the market at attractive borrowing spreads. If spreads for CDO liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute the CDO strategy will be severely restricted. We expect that our cash flow provided by operations and our current and anticipated financings will satisfy our liquidity needs over the next twelve months.

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

In addition to the facilities currently in place, we have conducted preliminary negotiations with financial institutions and believe, on the basis of these negotiations, we will continue to be able to obtain both short-term and longer-term financing through loan agreements, including warehouse facilities, and other credit facilities with institutional lenders in amounts and at interest rates generally consistent with our financing objectives. We cannot assure you, however, that negotiations with potential lenders will result in a definitive agreement being entered into or consummated at terms consistent with our business plan. In the event we are unable to secure lines of credit or collateralized financing on favorable terms, our ability to successfully implement our investment strategy may be significantly impacted and returns to investors may be reduced.

Equity Issuances. In July 2005, we completed our initial public offering of 12,000,000 shares of common stock. In August 2005, the underwriters exercised their option to purchase an additional 1,832,025 shares. The net proceeds to the Company on the sale of 12,000,000 shares in the IPO and the 1,832,025 shares pursuant to the over-allotment option was

$226.4 million after deducting underwriting discount and offering expenses. The net proceeds of the IPO were primarily used to pay down indebtedness under our repurchase agreements described below.

Borrowings. In September 2006, a wholly owned subsidiary entered into a repurchase agreement with Goldman Sachs Mortgage Company. The repurchase agreement provides financing of up to $250 million secured by real estate loans and is scheduled to terminate at the earlier of (a) the closing by us of our third collateralized debt obligation transaction or (b) October 1, 2007. The facility allows us to borrow against eligible loan collateral and is limited recourse (10% of the outstanding balance) to us. At September 30, 2006, $50.8 million was outstanding under this repurchase agreement at a weighted average borrowing rate of 6.3%. Real estate loans with a fair value of $68.7 million were pledged under this agreement as of September 30, 2006. The repurchase agreement provided by the counterparty was fully repaid in October 2006 with the proceeds generated from the closing of CDO II.

In September 2006, we amended our repurchase agreement with Liquid Funding, an affiliate of Bear, Stearns & Co. Inc., increasing the financing available by $150 million to $300 million. The amended agreements are secured by rated and unrated CMBS and are scheduled to terminate at the earlier of (a) the sale and settlement of the initial purchased securities into a CDO or any other securitization by the seller; or (b) June 28, 2007. At September 30, 2006, $244.1 million was outstanding under the repurchase agreement at a weighted average borrowing rate of 6.2%. Securities with a fair value of $342.4 million were pledged under the repurchase agreement as of September 30, 2006. There were no amounts outstanding as of December 31, 2005 under this agreement. The repurchase agreement provided by the counterparty was fully repaid in October 2006 with the proceeds generated from the closing of CDO II.

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

Collateralized Debt Obligations. On October 17, 2006 we issued our second CDO through two wholly-owned subsidiaries, JER CRE CDO 2006-2, Limited and JER CRE CDO 2006-2, LLC, collectively known as CDO II. CDO II is secured by $1.2 billion par value of collateral interests consisting of CMBS, mezzanine loan interests, first mortgage loan interests, Re-REMIC securities, and real estate CDO securities. CDO II issued privately placed notes totaling $768.4 million rated AAA through BBB-, the Investment Grade Notes. We purchased a portion of the Investment Grade Notes and retained all of the non-investment grade notes and preferred shares. $708.3 million of Investment Grade Notes were issued to third parties consisting of $47.0 million of fixed rate notes with a weighted average interest rate of 5.8% and $661.3 million of floating rate notes with a weighted average interest rate of LIBOR plus 62 basis points. At issuance, the weighted average cost of borrowing for CDO II is approximately 63 basis points (excluding fees and expenses) over applicable swaps or LIBOR rates. CDO II includes a ramp facility of approximately $230.9 million that will finance additional collateral interests, as well as a replenishment collateral pool up to $275 million that will allow replenishment of proceeds of loan interests that are paid off within five years from the closing of the transaction subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture agreement.

A portion of the proceeds from the sale of the notes issued by CDO II were used to pay down approximately $294.9 million in outstanding debt and accrued interest thereon of $0.8 million under various repurchase agreements, fees and expenses of approximately $10.6 million, swap termination costs of $6.1 million and funding the $230.9 million ramp facility, resulting in net cash proceeds of approximately $165.0 million.

We expect to account for the CDO II transaction as a financing due to certain permitted activities of the CDO II trust that are not consistent with activities of QSPE permitted under SFAS No. 140. Accordingly, the assets that will be transferred to the CDO II trust will remain as assets on our balance sheets and the notes issued to third parties will be reflected as debt.

In connection with the pricing of CDO II in September 2006, we, through JER CRE CDO 2006-2, Limited, a wholly-owned subsidiary, entered into an amortizing interest rate swap with an initial notional balance of approximately $386.3 million which declines to approximately $219.9 million. We also entered into an accreting interest rate swap with an initial notional balance of zero increasing to approximately $33.8 million in October 2009 and increasing thereafter to approximately $80.0 million. These interest rate swaps which mature in August 2016 are expected to hedge the interest rate risk exposure on amortizing principal amounts of floating-rate Investment Grade Notes issued by us upon the closing of CDO II and a portion of our other anticipated or existing indebtedness. These swaps are designated as cash flow hedges and are expected to be effective in hedging the risk of changes in interest cash outflows attributable to changes in the applicable USD-LIBOR rate over the term of the hedging relationship. Under the swaps, we have agreed to pay the counterparties a weighted average fixed interest rate of 5.1% per annum in exchange for floating payments tied to USD- LIBOR on the applicable notional amount. As of

September 30, 2006, the combined fair value of the two interest rate swaps related to CDO II and other anticipated or existing indebtedness is $0.5 million and is recorded in accumulated other comprehensive income (loss).

In June and August 2006, we entered into a total of four forward-starting interest rate swap agreements to mitigate the risk of changes in the interest-related cash outflows on the forecasted issuance of floating rate debt on CDO II. Under these swaps, we agreed to pay the counterparties a weighted average fixed interest rate of 5.4% per annum in exchange for floating payments on the total notional amount of $177.0 million. In connection with the pricing of CDO II in September 2006, we effectively terminated or assigned for value these four outstanding interest rate swaps at a cost of $6.1 million which was recorded in accumulated other comprehensive income (loss). The net settlement costs from termination of the interest rate swap agreements of $6.1 million is reflected as a liability in the accompanying consolidated balance sheets as of September 30, 2006 and was paid upon closing of CDO II in October 2006. The swap termination costs will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense over the life of CDO II based on the effective yield method beginning in October 2006.

Dividends. In order to qualify as a REIT and to avoid corporate level tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our ordinary taxable income and net capital gains on an annual basis. Certain of our investments, such as the subordinate CMBS investments, may generate substantial mismatches between taxable income and available cash. In order to meet the requirement to distribute a substantial portion of our net taxable income, we may need to borrow, sell assets or raise additional equity capital. Additionally, we will need to raise additional capital in order to acquire additional investments. We anticipate borrowing funds and/or raising additional equity capital to finance future investment activities, but there can be no assurance that we will be able to do so on terms acceptable or available to us, if at all.

We intend to make regular quarterly distributions to the holders of our common stock. On September 13, 2006, we declared a common stock cash dividend of $0.40 per share of common stock related to the third quarter of 2006. The third quarter dividend was paid on October 31, 2006 to stockholders of record on September 29, 2006.

Inflation. We believe that the risk of increases in the market interest rates as a result of inflation on any floating rate debt that we may invest in will be largely offset by our use of match funded financing and interest rate derivatives.

Contractual Obligations. Purchase commitments and aggregate principal maturities of our repurchase agreements and notes payable as of September 30, 2006 are as follows:

	Amount at September 30, 2006	Amount at December 31, 2005	Weighted Avg. Interest Rate at September 30, 2006	Range of Obligations
Purchase commitments	$63,574	$—		Less than one year

Repurchase agreements	$294,931	$—	6.2%	Less than one year

Notes payable	$266,255	$—	6.0%	[1]

[1]	The maturity date of the note payable is contingent upon maturity of CMBS assets pledged as collateral which have an have a remaining expected average maturity of 8.9 years as of September 30, 2006.

Related Party Transactions

Under the management agreement, our manager may engage J.E. Robert Company, Inc. or its affiliates to perform certain legal, accounting, due diligence, asset management, securitization, property management, brokerage, loan servicing, leasing and other services that outside professionals or outside consultants otherwise would perform on our behalf. J.E. Robert Company, Inc. and its affiliates may be reimbursed or paid for the cost of performing such tasks, provided that such costs and reimbursements are no greater than those that would be paid to outside professionals or consultants on an arm’s-length basis. Our manager is reimbursed for any expenses incurred in contracting with third parties. In addition, the Manager is responsible for all employment compensation of J.E. Robert Company, Inc. personnel who perform services for us pursuant to the management agreement.

Each CMBS securitization requires a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. As our manager is not a rated special servicer, it appoints J.E. Robert Company or another entity that is a rated special servicer as the special servicer whenever we acquire a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company received $1.5 million and $0.2 million in fees as special servicer during the three months ended September 30, 2006 and 2005. For the nine months ended September 30, 2006 and 2005, J.E. Robert Company, Inc. received $2.8 million and $0.3 million, respectively. All fees due to J.E. Robert Company as special servicer are paid either by the securitization vehicles or the borrowers, not directly by us.

In connection with CDO II, a wholly owned subsidiary of the Company entered into a Collateral Administration Agreement with J.E. Robert Company, Inc. the Collateral Administrator, an affiliate of our manager, pursuant to which the Collateral Administrator has agreed to advise the wholly owned subsidiary on certain matters regarding the collateral interests and other eligible investments securing the notes. The Collateral Administrator will receive two fees payable on a monthly basis, with the first fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture agreement, and the second fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture agreement, each fee payable with different priorities as set forth in the applicable indenture agreement.

During the three and nine months ended September 30, 2006, we invested in three mezzanine loans totaling $65.0 million where an affiliated entity of the Manager held a controlling equity interest in the borrower. The acquisition of the mezzanine loans were approved by independent members of the Board of Directors as required by our investment guidelines. At September 30, 2006, there was $65.0 million outstanding related to these loans.

During the three and nine months ended September 30, 2005, we originated mezzanine loans with an affiliated entity of the Manager totaling $15.6 million and $56.6 million, respectively. The ownership was allocated equally between us and the affiliated entity, with our share of the initial loans equal to $7.8 million and $28.3 million, respectively. At September 30, 2006, there was $28.5 million outstanding related to these loans.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Amounts are presented in thousands except for share and per share data and as otherwise noted.

Market Risk. Market risk is the exposure to loss resulting from changes in interest rates, credit curve spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks to which we are exposed are interest rate risk and credit curve risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Credit curve risk is highly sensitive to dynamics of the markets for commercial mortgage-backed securities and other loans and securities we plan to invest in. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of our investment portfolio.

Our operating results depend substantially on the difference between the interest and related income earned on our interest-bearing assets and the interest expense incurred in connection with our interest-bearing liabilities. Competition from other providers of real estate financing may lead to a decrease in the interest rate earned on our interest-earning assets, which we may not be able to offset by obtaining lower interest costs on our borrowings. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between our interest-earning assets and interest-bearing liabilities. Any significant compression of the spreads between interest-earning assets and interest-bearing liabilities could have a material adverse effect on us. In addition, an increase in interest rates could, among other things, reduce the value of our interest-earning assets and our ability to realize gains from the sale of such assets, and a decrease in interest rates could reduce the average life of our interest-earning assets.

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

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, primarily LIBOR and treasury rates. At September 30, 2006, our primary sensitivity to interest rates related to the income we earned on a portion of our $204.2 million of floating rate real estate loans and the interest expense incurred on $414.2 million of floating rate debt.

In November 2005, we issued our first CDO through two wholly- owned subsidiaries, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC, which we refer to as CDO I. CDO I is secured by a static pool of $418.7 million par value of fixed rate subordinate CMBS. CDO I issued privately placed notes totaling $275.6 million rated AAA through BBB-, which we refer to as the Investment Grade Notes. We retained a portion of the BBB- rated notes, all of the non-investment grade rated notes and all of the preferred shares. CDO I included a ramp facility that financed $48.6 million par value of additional collateral securities. Two of the Investment Grade Notes totaling $119.2 million were issued with floating rate coupons with a weighted average rate of LIBOR plus 0.4% before fees and expenses. The remaining Investment Grade Notes, net of the portion retained by us, were issued with fixed rate coupons with a weighted average rate of 6.0% before fees and expenses.

In connection with the pricing of CDO I in October 2005, through JER CRE CDO 2005-1 Limited, we entered into an amortizing swap with an initial notional balance of approximately $110 million and a final maturity of June 2015. The amortizing interest rate swap hedges the interest rate risk exposure on an amortizing principal amount of the investment-grade, floating-rate notes issued by us. This swap is designated as a cash flow hedge and is expected to be effective in hedging the risk of changes in ten years of interest cash outflows attributable to changes in the applicable USD-LIBOR swap rate over the term of the hedging relationship. Under the swap, we agreed to pay the counterparty a fixed interest rate of 4.9% per annum in exchange for floating payments tied to USD- LIBOR on the applicable notional amount of interest. Prior to CDO I, we had entered into several forward-starting interest rate swaps to mitigate the risk of changes in the interest-related cash outflows on the forecasted issuance of CDO I. In connection with the pricing of CDO I in October 2005, we effectively terminated or assigned for value $201 million notional amount of interest rate swaps outstanding receiving proceeds of approximately $0.6 million which was recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets.

On October 17, 2006 we issued our second CDO through two wholly-owned subsidiaries, JER CRE CDO 2006-2, Limited and JER CRE CDO 2006-2, LLC. CDO II is secured by $1.2 billion par value of Collateral Interest, as defined in the Offering Circular dated September 27, 2006, consisting of CMBS, mezzanine loan interests, first mortgage loan interests, Re-REMIC securities, and real estate CDO securities. CDO II issued privately placed notes totaling $768.4 million rated AAA through BBB-, the Investment Grade Notes. We purchased a portion of the Investment Grade Notes and retained all of the non-investment grade notes and preferred shares. $708.3 million of notes were issued to third parties consisting of $47.0 million of fixed rate notes with a weighted average interest rate of 5.8% and $661.3 million of floating rate notes with a weighted average interest rate of LIBOR plus 62 basis points. CDO II includes a ramp facility of approximately $230.9 million that will finance additional collateral interests, as well as a replenishment collateral pool up to $275 million that will allow replenishment of proceeds of loan interest that are paid off within five years from the closing of the transaction subject to the replacement collateral meeting certain criteria outlined in the CDO II indenture agreement. At issuance, the weighted average cost of borrowing for CDO II is approximately 63 basis points (excluding fees and expenses) over applicable swap or LIBOR rates.

In connection with the pricing of CDO II in September 2006, we, through JER CRE CDO 2006-2, Limited, a wholly-owned subsidiary, entered into an amortizing interest rate swap with an initial notional balance of approximately $386.3 million which declines to $219.9 million. We also entered into an accreting interest rate swap with an initial notional balance of zero increasing to approximately $33.8 million at October 2009 and increasing thereafter to approximately $80.0 million. These interest rate swaps which mature in August 2016 are expected to hedge the interest rate risk exposure on amortizing principal amounts of floating-rate Investment Grade Notes issued by us in upon the closing of CDO II and a portion of our other anticipated or existing indebtedness. These swaps are designated as cash flow hedges and are expected to be effective in hedging the risk of changes in interest cash outflows attributable to changes in the applicable USD-LIBOR swap rate over the term of the hedging relationship. Under the swaps, we have agreed to pay the counterparties a weighted average fixed interest rate of 5.1% per annum in exchange for floating payments tied to USD- LIBOR on the applicable notional amount. As of September 30, 2006, the combined fair value of the two interest rate swaps related to CDO II and future forecasted debt issuances is $0.5 million.

In June and August 2006, we entered into a total of four forward-starting interest rate swap agreements to mitigate the risk of changes in the interest-related cash outflows on the forecasted issuance of floating rate debt on CDO II Under these swaps, we agreed to pay the counterparties a weighted average fixed interest rate of 5.4% per annum in exchange for floating payments on the total notional amount of $177.0 million. In connection with the pricing of CDO II in September 2006, the Company effectively terminated or assigned for value these four outstanding interest rate swaps at a cost of $6.1 million which was recorded in accumulated other comprehensive income (loss). The net settlement costs from termination of the interest rate swap agreements of $6.1 million is included in other liabilities in the accompanying consolidated balance sheets as of September 30, 2006 and was paid upon closing of CDO II in October 2006. The swap termination costs will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense over the life of CDO II based on the effective yield method beginning in October 2006.

At September 30, 2006, the existence of our interest rate swaps mitigates the impact of an interest rate increase on our floating rate debt. As a result of and due to floating rates on a portion of our real estate loans, increases in interest rates will increase our net income. All of our floating rate assets and liabilities are tied to LIBOR or the applicable base rate subject to certain caps or limitations. The following table shows the estimated change in net income for a 12-month period based on changes in the applicable LIBOR rates applied to floating rate assets, liabilities and derivatives as of September 30, 2006 and December 31, 2005:

	Estimated Change in Net Income Over 12 Months at
LIBOR Rate Change (Basis Points)	September 30, 2006(1)	December 31, 2005 (2)
-200	$2,001	$(1,447)
-100	1,000	(723)
100	(1,039)	605
200	(2,157)	999

(1)	Excludes the effect of changes in interest rates with respect to two interest rate swap agreements with a total notional amount of $386.3 million outstanding at September 30, 2006, but effective on October 17, 2006 that hedge the effect of floating rate debt issued in October 2006 related to CDO II as well as other forecasted issuances of debt. After repayments of outstanding debt under our repurchase agreements from a portion of CDO II proceeds, our floating rate debt increased by approximately $366.4 million.

(2)	Reflects adjustments from previously reported figures to incorporate the impact of interest rate caps on certain mezzanine loan investments. Previously reported amounts in the -200, -100, +100, and +200 sensitivities, in thousands, were ($1,448), ($724), $724, and $1,448, respectively.

Interest rate changes may also affect the fair value of our CMBS investments, real estate loans and derivatives.

In September 2006, a wholly owned subsidiary entered into a repurchase agreement with Goldman Sachs Mortgage Company. The repurchase agreement provides financing of up to $250 million secured by real estate loans and is scheduled to terminate at the earlier of (a) the closing of our third collateralized debt obligation transaction or (b) October 1, 2007. The facility allows us to borrow against eligible loan collateral and is limited recourse (10% of the outstanding balance) to us. At September 30, 2006, $50.8 million was outstanding under this repurchase agreement at a weighted average borrowing rate of 6.3%. Real estate loans with a fair value of $68.7 million were pledged under this agreement as of September 30, 2006. The repurchase agreement provided by the counterparty was fully repaid in October 2006 with the proceeds generated from the closing of CDO II and we currently own the four mezzanine loan investments.

In September 2006, we amended our repurchase agreement with Liquid Funding, an affiliate of Bear, Stearns & Co. Inc., increasing the financing available by $150 million to $300 million. The repurchase agreement is secured by rated and unrated CMBS and is scheduled to terminate at the earlier of (a) the sale and settlement of the initial purchased securities into a CDO or any other securitization by the seller; or (b) June 28, 2007. At September 30, 2006, $244.1 million was outstanding under the repurchase agreement at a weighted average borrowing rate of 6.2%. Securities with a fair value of $342.4 million were pledged under the repurchase agreement as of September 30, 2006. There were no amounts outstanding as of

December 31, 2005 under this agreement. The repurchase agreement provided by the counterparty was fully repaid in October 2006 with the proceeds generated from the closing of CDO II.

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

With respect to one of our mezzanine loan investments with a principal balance outstanding of $11.5 million at September 30, 2006, we have determined that one or more non-monetary defaults may exist under the applicable loan documents due to the failure and/or delay by the applicable borrowing entities to provide certain information about the borrower entities, the underlying property and an opinion of their independent auditors unqualified as to the scope of the audits or as to the status of the borrowers or property owner as a going concern. Although we are working with the borrowers to correct such non-monetary defaults, no assurance can be given that such defaults will be remedied. All payments due under the mezzanine loan are current. On August 2, 2006, the borrower under this mezzanine loan agreement exercised a one year extension option. As part of this extension, an entity affiliated with the borrower provided an interest guarantee.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the “Exchange Act”)) as of September 30, 2006. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2006.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is not a party to any legal proceedings

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant.*

3.2	By-laws of the Registrant.*

4.1	Form of Certificate for Common Stock.*

4.2	Registration Rights Agreement, dated June 4, 2004, between Registrant, JER Commercial Debt Advisors LLC and Friedman, Billings, Ramsey & Co., Inc.*

10.1	Management Agreement, dated June 4, 2004, between Registrant and JER Commercial Debt Advisors LLC.*

10.2	Amendment to Management Agreement, dated January 24, 2006, between Registrant and JER Commercial Debt Advisors LLC†.

10.3	Nonqualified Stock Option and Incentive Award Plan.*

10.4	Form of Restricted Stock Agreement.*

10.5	Services Agreement, dated June 4, 2004, by and among JER Investors Trust Inc., JER Commercial Debt Advisors LLC and J.E. Robert Company, Inc.*

10.6	Advisory Services Letter, dated July 8, 2005.*

10.7	Form of Stock Option Award Agreement. ¥

10.8	Amendment to Management Agreement, dated January 1, 2006, between Registrant and JER Commercial Debt Advisors LLC.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-122802), as amended. Such Registration Statement was originally filed with the Securities and Exchange Commission on February 14, 2005.

†	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005.

¥	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

JER INVESTORS TRUST INC. (Registrant)

By:	/s/ Joseph E. Robert, Jr.
Name:	Joseph E. Robert, Jr.
Title:	Chairman of the Board Chief Executive Officer

Date: November 13, 2006

By:	/s/ Tae-Sik Yoon
Name:	Tae-Sik Yoon
Title:	Chief Financial Officer

Date: November 13, 2006