Form 10-K
period 2006-12-31
JER Investors Trust Inc
filed 2007-03-16
CIK 1294017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐        Accelerated filer ☒         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of June 30, 2006 was $369,586,569. As of March 12, 2007, the registrant had issued and outstanding 25,757,035 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”), to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are subject to various risks and uncertainties, including without limitation, statements relating to the performance of the investments of JER Investors Trust Inc. (the “Company”) and the Company’s financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company’s actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on the Company’s operations and future prospects include, but are not limited to:

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this annual report and in other reports of the Company filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management’s views as of the date of this annual report. The “Risk Factors” and other factors noted throughout this report could cause our actual results to differ significantly from those contained in any forward-looking statement.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company is under no duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results.

ii

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

Since 1991, J.E. Robert Company has served as the special servicer or asset manager on numerous securitized pools of non-performing and performing commercial loans. The primary function of the special servicer is to manage any loans that default or become delinquent at their maturity. Accordingly, the special servicer function is critical with respect to maximizing the return of principal and interest from the underlying loans. J.E. Robert Company currently has the highest special servicer ratings of “CSS1” and “strong” from Fitch Investors Service, Inc. and Standard & Poor’s rating services, respectively. J.E. Robert Company is currently the special servicer for 18 of the 21 CMBS pools in which we have made investments as of December 31, 2006.

Our Investment Strategy

Our strategy is to hold a diversified portfolio of commercial real estate debt investments, including CMBS, mezzanine loans, B-Notes, whole commercial mortgage loans, first mortgage loan participations and net leased real estate assets. We also intend to invest in preferred equity and loans to real estate companies. We may also invest in residential mortgages and related securities. Our strategy is to maximize the difference between the yields on our investments and the cost of financing these investments. We actively manage our assets with a goal of generating cash available for distribution, facilitate capital appreciation and provide attractive total returns to our stockholders.

We invest in commercial real estate structured finance products that provide rates of return that we believe are appropriate taking into account the underlying real estate and credit risk. Our investments generally are secured, directly or indirectly, by individual real estate properties or pools of properties that generally provide loan to value ratios in the range of approximately 60% to 95%.

We intend to finance our investments through a variety of techniques including repurchase agreements, secured and unsecured credit facilities, collateralized debt obligations, or CDOs, and other structured financings.

In addition, we employ a match-funded debt strategy through the use of hedging instruments such as interest rate swaps, caps, or a combination thereof which allows us to reduce the impact of changing interest rates on our cash flow and earnings.

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

Our Investment Guidelines

Our board of directors has adopted the following guidelines for our investments and borrowings and we will follow such guidelines unless waived or changed, subject to approval by the board of directors:

•	no investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes;

•	no investment shall be made that would cause us to be regulated as an investment company under the Investment Company Act;

•	no more than 20% of our equity, determined as of the date of each investment, shall be invested in any single asset unless waived by our board of directors;

•

our debt-to-equity ratio generally shall be between approximately two-to-one and three-to-one, depending on the characteristics of our portfolio although we anticipate that our targeted debt to equity ratios will be materially higher going forward, subject to approval by our board of directors;

•

we shall not co-invest with our manager or any of its affiliates unless our investment committee determines that (i) the co-investment is otherwise in accordance with these investment guidelines and (ii) the terms of the co-investment are at least as favorable to us as to our manager or the affiliate (as applicable) making such co-investment; and

•	no more than 10% of our equity, determined as of the date of an investment, shall be invested in assets located outside of the United States or in non-U.S. dollar denominated securities.

Targeted Investments

Our investment program focuses on the following real estate products:

•	CMBS;

•	mezzanine loans;

•	net leased real estate assets;

•	B-Notes;

•	mortgage loans;

•	bridge loans;

•	preferred equity; and

•	loans to real estate companies.

We may also invest in residential mortgages and related securities. Various types of real property or ownership interests in entities that own real property will serve as the underlying collateral for our investments, including retail property, offices, industrial properties, apartments, condominiums, specialty-use real estate assets including healthcare facilities, educational facilities, hotels and land. We intend to provide loans to all kinds of borrowers, including corporations, partnerships, individuals and special purpose entities. We have no current plans to invest in non-U.S. denominated securities but may determine to invest in such securities in the future. Although we intend to invest as described herein, our actual investment allocations will depend on changing market conditions. As a result, we cannot predict with any certainty the percentage of our assets that will be invested in each category.

Many of these asset classes may also be suitable investments for one or more of the private equity funds managed by J.E. Robert Company and its affiliates, which we refer to as JER Funds, or other existing or future investment entities controlled by J.E. Robert Company and its affiliates, giving rise to potential conflicts of interest. We will seek to identify those opportunities available in the market that can be acquired at attractive pricing and that provide opportunities to manage corresponding liabilities to mitigate financial risks. We intend to purchase and originate mortgage loans and our manager or J.E. Robert Company will service our investments. Mortgage loans that we originate will be sourced through direct relationships with owners and operators of real estate. These relationships have been developed by J.E. Robert Company since its founding. Loans that we purchase will be sourced through our manager’s and J.E. Robert Company’s direct relationships with loan sellers, including investment banks, commercial banks, brokerage firms and insurance companies. We believe the competition, investment underwriting analysis, risk and profit margin and collateral evaluation for originated loans and purchased loans are approximately the same.

J.E. Robert Company and its affiliates currently manage and invest in other real estate-related investment entities. Our chairman and chief executive officer and another member of our board and each of our executive officers also serve as officers of our manager and other J.E. Robert Company affiliates. Certain senior officers of J.E. Robert Company, some of whom are also our officers and directors, and their affiliates beneficially own all of the outstanding membership interests of our manager. In addition, affiliates of J.E. Robert Company, in their capacity as general partners of the JER Funds, are currently in the process of making investments in a wide range of commercial real estate equity and debt assets for various JER Funds.

As of December 31, 2006 and 2005, our investments consisted of the following:

	Carrying Value		Allocation by Investment Type		Weighted Average Yield
	2006	2005	2006	2005	2006	2005
CMBS
Investment grade (BBB rated)	$93,655	$28,071	8.4%	5.6%	6.3%	6.0%
Non-investment grade (BB, B, NR rated)	696,548	388,793	62.4%	78.0%	9.1%	9.1%

Total CMBS	790,203	416,864	70.8%	83.6%	8.8%	8.9%

Loans
Originated mezzanine loans	$23,769	$56,063	2.1%	11.2%	23.4%	17.0%
Acquired mezzanine loans	232,125	25,633	20.8%	5.1%	8.4%	11.0%
Acquired first mortgage loans	31,951	—	2.8%	—	8.0%	—

Total loans	287,845	81,696	25.7%	16.4%	9.6%	15.1%

Real estate assets	38,740	—	3.5%	—	14.2%	—

Total investments at December 31	$1,116,788	$498,560	100.0%	100.0%	9.2%	9.9%

The weighted average yield represents the expected yield to maturity by investment type at December 31, 2006 and 2005. The aggregate sum of interest income for each investment type is divided by the net cost basis at December 31, 2006 and 2005 for the investment type.

We may change our investment strategy and policies without a vote of our stockholders. We may acquire assets from our manager or its affiliates, including securities issued by our manager or its affiliates, upon approval of all of our independent directors. These transactions must also comply with our general investment guidelines.

CMBS

We invest in commercial mortgage backed securities, or CMBS, which are typically pass-through certificates created by the securitization of a single mortgage loan or a pool of mortgage loans that are collateralized by commercial real estate properties. We believe the investment opportunity in CMBS currently lies in our ability to prudently underwrite and purchase the “first-loss” tranches and non-investment grade bonds, capitalizing on our manager’s ability to price and manage the underlying real estate risk. Typically, the more senior classes are entitled to priority distributions from the trust’s income to make required interest and principal payments on such tranches. Losses from expected amounts to be received on the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest which they are entitled.

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

J.E. Robert Company has been a special servicer since 1991 and has been engaged as special servicer or asset manager on numerous securitized transactions. Typically, the governing documents of a securitization require that the special servicer be approved by one or more of the rating agencies. J.E. Robert Company currently has the highest special servicer ratings from both Fitch and S&P, based on an analysis of staff expertise, a review of policies and procedures and an evaluation of the quality of resolution results. With respect to those securitization transactions where we control the non-investment grade CMBS and have the right to appoint the special servicer, we have appointed J.E. Robert Company as special servicer. J.E. Robert Company is currently the special servicer for 18 of the 21 CMBS pools in which we have made investments as of December 31, 2006.

Based on the most recent rating agency treatment for conduit transactions that included non-investment grade bond structures, the non-investment grade classes of CMBS have averaged approximately 2.75% to 3.75% of the total issuances. BBB rated classes averaged approximately 1.5% to 2.5% of the total issuances. Based on assumed annual issuances consistent with the average of the prior three years and taking into account conventional pricing parameters, we estimate that the total size of the non-investment grade conduit CMBS market exceeds $2.0 billion annually in purchase price. No assurance can be made that non-investment grade components of CMBS will continue to be of such size at these levels.

Mezzanine Loans

We originate and invest in mezzanine loans (including mezzanine construction loans) to owners of real properties that are encumbered by first lien mortgages, in which case our mezzanine loans generally will be secured by junior liens on the subject properties and/or by liens on the partnership or membership interests in the borrower’s property-owning entities. Subject to negotiated contractual restrictions, the mezzanine lender generally has the right, following foreclosure, to become the sole indirect owner of the property subject to the lien of the primary mortgagor. Mezzanine debt can also be either junior or senior, denoting the particular collateral priority that may apply.

We may structure our mezzanine loans so that we receive a stated fixed or variable interest rate on the loan as well as a percentage of gross revenues and/or a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property. Our mezzanine loans may also have prepayment lockouts, origination fees, deferred interest, penalties, exit fees, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment.

B-Notes

We may invest in B-Notes generated from structured transactions that may or may not have been rated by a recognized rating agency. These are junior participations in a first mortgage loan on a single property or group of related properties. The senior participation is known as an A-Note and an individual loan may have multiple B-Notes. Although a B-Note may be evidenced by its own promissory note, it shares a single borrower and mortgage with the A-Note and is secured by the same collateral. B-Note lenders have the same obligations, collateral and borrower as the A-Note lender, but in most instances are contractually limited in rights and remedies in the event of a default. The B-Note is subordinate to the A-Note by virtue of a contractual or intercreditor arrangement between the A-Note lender and the B-Note lender. For the B-Note lender to actively pursue its available remedies (if any), it must, in most instances, purchase the A-Note, or maintain its performing status in the event of a default on the B-Note. The B-Note lender may in some instances require a security interest in the stock or partnership interests of the borrower as part of the transaction. If the B-Note holder can obtain a security interest, it may be able to accelerate gaining control of the underlying property, subject to the rights of the A-Note holder. Both of these debt instruments are senior to the mezzanine debt tranches described above though may be junior to another junior participation in the first mortgage loan.

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

Mortgage Loans

We may originate or invest in portfolios of mortgage loans that we originate directly or that we purchase from various sellers, including investment banks, life insurance companies, banks, brokers and other owners. We expect these loans to be secured by commercial or residential properties in the United States where we believe we can achieve attractive risk adjusted returns. These loans typically have maturities ranging from one to ten years. We may also acquire portfolios of performing mortgages at a discount where we believe we can achieve appropriate risk adjusted returns.

Net Leased Real Estate Assets

We invest in net leased real property and also consider larger transactions involving portfolios of net leased assets, taking into account concentration issues with tenants and the residual value of the underlying assets. We also may buy mortgage loans secured by real estate under long-term leases to credit worthy tenants. These generally include portfolios of amortizing mortgage loans or mortgage loans where some residual risk exists at the end of the term of the loan. These portfolios may include geographically diverse tenant and borrower concentrations.

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

Our Investments

CMBS. We acquired the securities in our current portfolio from major financial institutions that originate and service securities such as those in our portfolio. Following is a summary of our CMBS investments as of December 31, 2006:

	As of December 31, 2006
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
Security Description		Gains	Losses		Coupon	Yield	Term (yrs)
Investment Grade (BBB rated)	$92,210	$1,747	$(302)	$93,655	5.8%	6.3%	10.6
Non-Investment Grade (BB, B, NR rated)	691,931	11,852	(7,235)	696,548	5.1%	9.1%	11.3

Total CMBS	$784,141	$13,599	$(7,537)	$790,203	5.2%	8.8%	11.3

For the year ended December 31, 2006, we invested a total of $369.3 million, prior to closing credits, in seven newly issued conduit transactions. The CMBS bonds are rated BBB- and below with loss-adjusted yields ranging from 6.1% to 14.0%.

As of December 31, 2006, the mortgage loans in the underlying collateral pools for all CMBS were secured by properties of the types and at the locations identified below:

Location (1)	Percent of Total	Property Type (1)	Percent of Total
California	15.3%	Retail	31.0%
New York	7.2%	Office	28.3%
Texas	6.9%	Residential	17.3%
Florida	5.3%	Hospitality	6.9%
Virginia	4.7%	Industrial	4.4%
Pennsylvania	4.2%	Other(2)	9.7%
Other(2)	54.0%	Re-REMIC(3)	2.4%
Re-REMIC(3)	2.4%

Total	100.0%	Total	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans.
(2)	No other individual state or property type comprises more than 4.0% of the total as of December 31, 2006.
(3)	Our investment in a Re-REMIC backed by CMBS from 41 previous conduit securitizations is not included in the above categories due to the stratification information on the original loan collateral not being meaningful.

Real Estate Loans. The following table sets forth information regarding our real estate loans as of December 31, 2006:

	As of December 31, 2006
Description	Carrying Value	Weighted Average Interest Rate	Range of Initial Maturity Dates
First Mortgages	$31,951	8.0%	February 2008
Mezzanine Loans	255,894	9.8%	March 2007 - October 2008

	$287,845	9.6%

For the year ended December 31, 2006, we invested a total of $266.4 million, net of a $0.6 million discount, in ten real estate loans. The loans bear interest based on LIBOR plus a spread ranging from 2.1% to 5.3% and have maturity dates between November 2007 and October 2008.

For the year ended December 31, 2006, we received repayments of $61.5 million related to outstanding principal balances on certain mezzanine loan investments. In connection with a $23.0 million loan repayment in May 2006 we received a 1% prepayment fee of $0.2 million and $0.2 million in contractually scheduled interest income in accordance with the loan agreement. In connection with a $14.0 million loan repayment in November 2006, we received $0.1 million in contractually scheduled interest income in accordance with the loan agreement.

Our mezzanine loans generally are secured by a pledge, directly or indirectly, of the equity interests in the borrower’s property-owning entities.

Net Leased Real Estate Assets. On December 22, 2006, we acquired a portfolio of six net leased assets located in five states for $38.8 million through a sale-leaseback transaction. These properties have an initial lease term of twenty-five years. At the conclusion of the lease term, the lease agreement provides several options to the parties involved; including put and call options and the option to extend the lease term for an additional ten years. The lease agreement requires minimum rental payments with annual rent escalations beginning in the third year of the lease. The lease entered into is on a net rent basis whereby the tenants are responsible for all operating expenses, real estate taxes and insurance.

Other investments. We had no B-Notes, bridge loans, preferred equity, or loans to real estate companies at December 31, 2006.

Capital and Leverage Policies

We seek to enhance returns to stockholders through the use of leverage, with an overall target debt-to-equity ratio for our company between approximately two-to-one and three-to-one, depending on the characteristics of our portfolio, although we anticipate that our targeted debt to equity ratios will be materially higher going forward, subject to approval by our board of directors. We may leverage individual investments at substantially higher levels. Our financing strategy focuses on the use of match-funded financing structures. This means that we intend to seek to match the maturities of our financial obligations with the maturities of our investments, thus reducing the risk of refinancing the assets. In addition, we intend to seek to match fund our assets with like-kind debt (i.e., fixed-rate assets are financed with fixed-rate debt or floating rate debt that has been swapped to fixed rate payments and floating-rate assets are financed with floating-rate debt), through the use of hedges such as interest rate swaps and caps, or through a combination of these strategies. This strategy is designed to reduce the impact of changing interest rates on our cash flows and earnings. In this regard, we seek to utilize securitization structures, particularly collateralized debt obligations, or CDOs, as well as other match-funded financing structures. CDOs are multiple class debt securities, or bonds, secured by pools of assets, such as mortgage backed securities, B-Notes, and other mortgage assets. Like typical securitization structures, in a CDO (i) the assets are pledged to a trustee for the benefit of the holders of the bonds, (ii) one or more classes of the bonds are rated by one or more rating agencies and (iii) one or more classes of the bonds are marketed to a wide variety of investors, which enables the CDO sponsor to achieve a relatively attractive cost of long-term financing.

Collateralized Debt Obligations. We believe that CDO financing structures are an appropriate financing vehicle for our targeted asset classes because they enable us to lock in a long-term cost of funds and minimize the risk that we will have to refinance our liabilities prior to the maturities of our investments. At December 31, 2006, we had the following CDO obligations:

	Issuance Date	Outstanding Debt at December 31, 2006	Weighted Average Interest Rate	Weighted Average Life of Notes
CDO I	November 2005	266,255	5.9%	8.7 years
CDO II	October 2006	708,324	5.9%	8.9 years

Totals		$974,579	5.9%

Repurchase Agreements. We also use short-term financing, in the form of repurchase agreements, and may use bridge loans and bank warehousing facilities, as an intermediary step prior to the implementation of match-funded financing. Leverage will be utilized for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our leverage policy at any time. However, we intend to maintain an adequate capital base to protect against various business environments in which our financing and hedging costs might exceed interest income (net of credit losses) from our investments. These conditions could occur, for example, due to credit losses or when, due to interest rate fluctuations, interest rate increases on our investments lag behind interest rate increases on our borrowings, which are expected to be predominantly variable rate.

In September 2006, a wholly owned subsidiary entered into a repurchase agreement with Goldman Sachs Mortgage Company. The repurchase agreement provides financing of up to $250.0 million secured by various types of real estate loans and is scheduled to terminate at the earlier of (a) the closing by us of our third collateralized debt obligation transaction or (b) October 1, 2007. The facility allows us to borrow against eligible loan collateral and is limited recourse (10% of the outstanding balance) to us. The repurchase agreement provided by the counterparty was fully repaid in October 2006 with the proceeds generated from the closing of CDO II. There were no amounts outstanding under this agreement as of December 31, 2006.

In September 2006, we amended our repurchase agreement with Liquid Funding, an affiliate of Bear, Stearns & Co. Inc., increasing the financing available by $150.0 million to $300.0 million. The repurchase agreement was fully repaid in October 2006 with the proceeds generated from the closing of CDO II. The repurchase agreement was secured by rated and unrated CMBS and terminated with the execution of CDO II.

If we default in the payment of interest or principal on any debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt, requiring us to immediately repay all outstanding principal. If we are unable to make such payments, our lender could force us to sell our securities or foreclose on our assets pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any of these events would likely have a material adverse effect on the price of our common stock.

Credit and Interest Rate Risk Management

Our assets are exposed to various levels of credit risk, depending on the nature of the underlying assets and the nature and level of credit enhancements supporting such assets. We originate or purchase mortgage loans that meet minimum debt service coverage standards established by us. We review and monitor credit risk and other risks of loss associated with each investment. In addition, we seek to diversify our portfolio of assets to avoid undue geographic, issuer, industry and certain other types of concentrations. The risk management staff of J.E. Robert Company, which implements and monitors our interest rate risk management program, is overseen by the head of risk management for J.E. Robert Company. We have established a surveillance committee to monitor the overall portfolio risk and review loss provision levels.

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

We intend to utilize a variety of financial instruments, including interest rate swaps, caps, options, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our cash flow and earnings. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses. Moreover, with respect to certain of the instruments used as hedges, we are exposed to the risk that the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position. In addition, these derivatives contain certain credit risks to the extent that our counterparties are unable to fulfill their obligations under the terms of the applicable agreements. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. If we anticipate that the income from such hedging transaction could adversely affect our compliance with the REIT qualification requirements, we may conduct part or all of our hedging activities through a corporate subsidiary that will be fully subject to federal corporate income taxation (a taxable REIT subsidiary).

The following table presents our pay-fixed interest rate swaps related to our CDOs and future indebtedness as of December 31, 2006:

	Trade Date	Current Notional Balance	Ending Notional Balance	Effective Date	Termination Date	Interest Rate
CDO I	October 2005	$109,977	$5,697	November 2005	June 2015	4.9%
CDO II	September 2006	386,324	219,929	October 2006	August 2016	5.1%
Swaps related to other current or future indebtedness	September 2006	—	80,071	October 2009	August 2016	5.2%

Totals		$496,301	$305,697

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

Our Investment Committee. Our investment committee is comprised of Joseph E. Robert, Jr., our chairman and chief executive officer, Deborah L. Harmon, president and chief investment officer of J.E. Robert Company, Mark Weiss, our president, Cornelia C. Buckley, president of the U.S. funds business for J.E. Robert Company, Keith W. Belcher, vice chairman of our board and executive vice president, Tae-Sik Yoon, our executive vice president, chief financial officer and treasurer, and Daniel T. Ward, our secretary. Our investment committee has authority delegated by our board of directors to authorize transactions consistent with our investment guidelines. Any transaction deviating in a material way from these guidelines must be approved by our board of directors unless otherwise delegated by the board.

The following is a description of our manager’s activities during each stage of the investment process:

Sourcing Potential Investment Opportunities. We believe our manager’s relationship with J.E. Robert Company provides us with a unique pipeline of investment opportunities. J.E. Robert Company has developed an extensive network of relationships in its 25-year history in the real estate business and seeks to source transactions for us through its network of relationships with commercial and investment banks, opportunity funds, institutional investors, operating partners, borrowers and brokerage companies. J.E. Robert Company’s staff of investment and asset management professionals are very active in sourcing proprietary investment opportunities. The CMBS market has reached a substantial annual volume, with conduit issuances exceeding $160.0 billion in 2006. Within this market, new transactions are brought to market by various issuers on a frequent basis, usually with several new issues each month. The sellers are comprised primarily of investment banks, commercial banks and insurance companies. Because J.E. Robert Company and its affiliates have been active in the CMBS sector since the early 1990s and have established relationships with many of the issuers of CMBS through prior investments, partnerships and management activity, our manager is well positioned to pursue new issue opportunities on our behalf.

In addition, J.E. Robert Company’s prominence in the equity investment markets over the last ten years has positioned it well to originate both high yielding and mortgage loan debt related opportunities as well as net lease transactions for us. We believe J.E. Robert Company’s core real estate competency, coupled with its structuring flexibility and creativity, give it an advantage in sourcing and originating net lease transactions and direct debt obligations.

Screening and Pursuit of Potential Transactions. All investments are screened prior to committing underwriting resources and are reviewed by our investment committee for conformity to our investment guidelines and overall suitability, including consideration of regulatory and portfolio risk management implications. A CMBS investment opportunity initially is screened based on the analysis of the asset composition of the underlying loan pool. Our manager utilizes a stress test analysis with respect to the debt service capacity of the assets and their ultimate ability to be refinanced. Based on the stress test results as well as our manager’s review of the specific product types and property locations, a preliminary loan loss estimate is derived, which is then evaluated against the proposed bond structure. Other factors that our manager considers include the reputation of the underwriters and issuers, the quality of the loan underwriting, the quality of the respective borrowers and the adequacy of the related loan documents. Once the transaction is screened, the purchase parameters are bid and negotiated, and our formal due diligence process is initiated.

In considering whether to acquire or make a loan investment, our manager performs certain due diligence tasks that reasonably may be expected to provide relevant and material information as to the value of the loan and whether we should acquire or originate the debt. In determining the price of a loan, our manager reviews and analyzes some or all of a number of factors, depending upon their expected materiality to the transaction. These factors may include market conditions (market interest rates, the availability of refinancing and economic, demographic, geographic, tax, legal and other factors). They may also include the yield to maturity of the loan, the liquidity of the loan, the limitations on the obligations of the seller with respect to the loan, the rate and timing of payments to be made with respect to the loan, the underlying property securing the loan, the risk of adverse fluctuations in the market values of the underlying property as a result of economic or political events or governmental regulations, the historical performance and other attributes of the borrower or property manager responsible for managing the underlying property, relevant laws limiting actions that may be taken with respect to loans secured by real property or other ownership interests, and limitations on recourse against the borrowers following realization on the collateral, risks of timing with respect to loan prepayments, risks associated with geographic concentration of underlying assets, environmental risks, pending and threatened litigation, other liens and other issues relating to title, a prior history of defaults by affiliated parties on similar and dissimilar obligations and other factors.

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

Investment Committee Participation. Following investment screening and initial due diligence, our investment committee reviews all potential transactions to consider REIT and Investment Company Act compliance issues as well as pricing, structuring, real estate and borrower risk, financing capability, hedging and portfolio risk management. Although we will receive legal advice in connection with the acquisition of assets for which there is uncertainty with respect to the REIT rules and Investment Company Act treatment, we do not intend to receive a legal opinion in connection with each acquisition. Following execution of a terms agreement with the counterparty, the investment committee supervises final due diligence to the extent applicable. Upon completion of due diligence and prior to making any binding debt commitments or investments, our investment committee considers the impact of any material findings on the transaction’s risk profile. Some investments may be presented to our board of directors for consideration. All completed transactions are then reported to our board of directors. Our independent directors must unanimously approve any transactions with and acquisitions from or sales to affiliates of J.E. Robert Company.

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

Non-CMBS closings are completed to the extent possible on our own standard documentation, but many debt investments are on documents specific to that transaction. Those documents are negotiated by our manager with the support of the general counsel and legal staff of our manager and outside counsel. Funding controls are in place with our chief financial officer to ensure that no funding takes place until all documents are in place and security interests perfected.

Asset Management

Our manager (with the assistance of J.E. Robert Company as special servicer where appropriate) performs the following asset management functions for us:

Investment Monitoring. Our manager actively monitors and manages our investments. Surveillance on each investment is performed on an ongoing basis as updated collateral information is obtained, including property operating statements and rent rolls. This information is analyzed and compared against original underwriting forecasts. For example, a negative variance in net operating income or in occupancy, among other factors, may result in the asset being placed on a “watch list.” Submarket trends and physical site inspections are also reviewed and evaluated with regard to future performance. Our surveillance committee periodically reviews the portfolio on a formal basis to consider any watch list assets and determine any appropriate actions and reserve adjustments. Throughout the surveillance process, asset management steps are taken as warranted in order to maximize the return on the investment.

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

The Management Agreement

We are party to a management agreement with JER Commercial Debt Advisors LLC, our manager and an affiliate to J.E. Robert Company, pursuant to which our manager provides the day-to-day management of our operations.

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

•

providing certain general management services to us relating to our day-to-day operations and administration (including, e.g., communicating with the holders of our equity and debt securities as required to satisfy the reporting and other requirements of any governing bodies or agencies and to maintain effective relations with these holders, causing us to qualify to do business in all applicable jurisdictions, complying with all regulatory requirements applicable to us in respect of our business activities, including preparing all financial statements required under applicable regulations and contractual undertakings and all reports and documents, if any, required under the Exchange Act, and causing us to comply with all applicable laws);

Our manager has not assumed any responsibility other than to render the services called for under the management agreement and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our manager, its directors and its officers are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders for acts performed in accordance with and pursuant to the management agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. We have agreed to indemnify J.E. Robert Company and our manager, and their respective directors and officers with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their respective duties, performed in good faith in accordance with and pursuant to the management agreement. Our manager has agreed to indemnify us, our directors and officers with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our manager not constituting bad faith, willful misconduct, gross negligence or reckless disregard of its duties under the management agreement. Our manager carries errors and omissions and other customary insurance.

J.E. Robert Company, Inc., through our manager, provides to us key personnel whose primary responsibility is to provide management services to us. These persons devote as much of their time to our management as our board of directors reasonably deems necessary and appropriate, commensurate with our level of activity. Through J.E. Robert Company, Inc. and our manager, we are seeking additional senior officers. There is no assurance that such additional senior officers will be identified.

Pursuant to an agreement between our manager and J.E. Robert Company, Inc., J.E. Robert Company, Inc. has agreed to provide our manager with the personnel, services and resources as needed by our manager to enable it to carry out its obligations and responsibilities under the management agreement. Pursuant to the management agreement, J.E. Robert Company, Inc. is not liable to us or our manager for any acts or omissions performed in accordance with and pursuant to the agreement except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard for its duties. Our manager is not significantly capitalized and does not have its own facilities or employees separate from J.E. Robert Company, Inc.

Term and Termination Rights

The management agreement had an initial term of two years and is automatically renewed for one-year terms thereafter unless terminated by either us or our manager. The management agreement does not limit the number of renewal terms and may be terminated by either party without cause. Our manager must be provided 180 days prior notice of any termination without cause or non-renewal of the agreement and under those circumstances will be paid a termination fee, within ninety days of termination, equal to four times the sum of our manager’s base management fees and incentive fees for the 12-month period preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. In addition, following any termination of the management agreement, we must pay our manager all compensation accruing to the date of termination. We also may not assign the management agreement in whole or in part to a third party without the written consent of our manager.

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

Management Fees and Incentive Compensation

We do not maintain an independent office or employ personnel. In addition, our manager has no employees. As a result, we rely on the facilities, resources and personnel of J.E. Robert Company to conduct our operations. The base management fee is payable monthly in arrears in cash, and the incentive fee is payable quarterly in arrears in cash. The base management fee and incentive fee are intended to reimburse J.E. Robert Company for providing personnel to our manager to satisfy our manager’s obligation to provide certain services to us. Our manager and J.E. Robert Company may also be entitled to certain expense reimbursements as described below. Expense reimbursements to our manager or J.E. Robert Company are made monthly.

Base Management Fee. We pay our manager a base management fee monthly in arrears in an amount equal to 1/12 of the sum of (i) 2.0% of the first $400 million of our equity and (ii) 1.5% of our equity in an amount in excess of $400 million and up to $800 million and (iii) 1.25% of our equity in excess of $800 million. For purposes of calculating the base management fee, our equity equals the month-end value, computed in accordance with generally accepted accounting principles, of our stockholders’ equity, adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income. Our manager uses the proceeds from its management fee in part to pay compensation to J.E. Robert Company officers and employees provided to us through our manager who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. During the year ended December 31, 2006, we incurred $7.6 million in base management fees in accordance with the terms of our management agreement.

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

The following example illustrates how we would calculate our quarterly incentive compensation in accordance with the management agreement.

Assume the following:

•	Funds From Operations for the quarter equals $10,000,000;

•	25,757,035 shares of common stock are outstanding and the weighted average number of shares of common stock outstanding during the quarter is 25,757,035;

•	10-year U.S. treasury rate is 4.7%; and

•	weighted average offering price per share of common stock is $16.50.

Under these assumptions, the quarterly incentive fee payable to our manager would be $109,467 as calculated below:

1	Funds From Operations per share ($10,000,000/25,757,035)	$0.388
2	Weighted average offering price per share of common stock ($16.50) multiplied by the greater of (A) 2.25% or (B) 0.875% plus one-fourth of 10-year U.S. Treasury rate	$0.371

3	Excess of Funds From Operations per share over amount calculated in 2 above ($0.388-$0.371)	$0.017

4	Weighted average number of shares outstanding multiplied by the amount calculated in 3 above (25,757,035 x $0.017)	$437,870

5	Incentive Fee equals 25% of amount calculated in 4 above	$109,467

Pursuant to the calculation formula, if Funds From Operations increases and the weighted average share price and shares of common stock outstanding remain constant, the incentive fee will increase.

During the year ended December 31, 2006, we incurred no incentive fees.

Reimbursement of Expenses. We pay all of our operating expenses. The expenses required to be paid by us include, but are not limited to, transaction costs incident to the acquisition, disposition and financing of our investments, legal and auditing fees and expenses, the compensation and expenses of our independent directors, the costs associated with our establishment and maintenance of any credit facilities and other indebtedness (including commitment fees, legal fees, closing costs and similar expenses), expenses associated with other securities offerings by us, expenses relating to the payment of dividends, costs incurred by personnel of J.E. Robert Company for travel on our behalf, costs associated with any computer software or hardware that is used primarily for us, all taxes and license fees, all insurance costs incurred by us and our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of J.E. Robert Company and its affiliates required for our operations.

In November 2006, retroactive to January 1, 2006, the independent members of the board of directors approved an amendment to the management agreement to provide that the allocable overhead reimbursement will be fixed at an amount equal to $0.5 million per annum for 2006, and in each calendar year thereafter, subject to approval by the independent members of the board of directors, $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index for the applicable year over the CPI for the calendar year 2006. For the year ended December 31, 2005 and for the period from inception through December 31, 2004, overhead reimbursements were approximately $0.54 million and $0.2 million, respectively. Our manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on our behalf. If such services are provided by our manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants or other third parties on an arm’s length basis. In accordance with the provisions of our management agreement, we recorded reimbursements for overhead and other services provided by our manager aggregating $0.6 million during the year ended December 31, 2006.

Under the management agreement, our manager may engage J.E. Robert Company or its affiliates to perform certain legal, accounting, due diligence, asset management, securitization, property management, brokerage, loan servicing, leasing and other services that outside professionals or outside consultants otherwise would perform on our behalf. J.E. Robert Company and its affiliates may be reimbursed or paid for the cost of performing such tasks, provided that such costs and reimbursements are no greater than those that would be paid to outside professionals or consultants on an arm’s-length basis. In addition, our manager is reimbursed for any expenses incurred in contracting with third parties. In addition, each CMBS securitization requires that a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. As our manager does not have special servicer status, it appoints J.E. Robert Company or another entity that has special servicer status as the special servicer whenever we acquire a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company recorded $3.7 million in fees as special servicer during the year ended December 31, 2006. All fees due to J.E. Robert Company as special servicer are paid either by the securitization vehicle or the borrower and not directly by us and such fees are consistent with traditional, well established market standards and are set as part of the arm’s-length negotiation to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company may reduce the amounts available to pay us pursuant to the terms of the applicable CMBS trusts. Under the management agreement, our manager is responsible for all costs incident to the performance of its duties under the management agreement, including the employment compensation of J.E. Robert Company personnel who perform services for us pursuant to the management agreement.

Incentive Awards. On the date of consummation of the private placement in June 2004, we granted 335,000 shares of common stock to our manager and an aggregate of 6,000 shares of restricted stock to our three independent directors pursuant to the incentive plan. Subsequent to the private placement, Frank Caufield and James Kimsey joined our board of directors and in July 2004, each was granted 2,000 shares of restricted stock. As of December 31, 2006, we had granted an aggregate of 30,000 shares of restricted stock to our independent directors pursuant to the incentive plan, of which 5,000 shares remain unvested. In addition, in May 2006, Mark Weiss, our president, was awarded 60,000 restricted shares of common stock and 150,000 stock options on our common stock subject to vesting over five years. In the sole discretion of the compensation committee of our board of directors, we may from time to time grant additional equity incentive awards pursuant to the incentive plan. These awards provide a means of performance-based compensation in order to provide an additional incentive for our manager, officers, employees of J.E. Robert Company, Inc. and our directors to enhance the value of our common stock in addition to the base management fee and incentive fee. These awards described above were made pursuant to the incentive plan and are subject to the maximum number of shares available for issuance (1,150,000 shares) under the incentive plan.

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

J.E. Robert Company and its affiliates currently manage and invest in other real estate-related investment entities. Our chairman and chief executive officer and another member of our board and each of our executive officers also serve as officers of our manager and other J.E. Robert Company affiliates. Certain senior officers of J.E. Robert Company, some of whom are also our officers and directors, and their affiliates beneficially own all of the outstanding membership interests of our manager. In addition, affiliates of J.E. Robert Company, in their capacity as general partners of the JER Funds, are currently in the process of making investments in a wide range of commercial real estate equity and debt assets for various JER Funds.

We have adopted certain policies that are designed to eliminate or minimize certain potential conflicts of interest. Our board of directors has established investment guidelines, and our independent directors have approved these investment guidelines. Except with respect to the allocation of investments made pursuant to J.E. Robert Company’s conflicts policy in effect with respect to us and JER Funds, we are not permitted to invest in joint ventures with our manager or its affiliates unless the investment is (i) made in accordance with the above guidelines and (ii) approved by all of the independent members of our board of directors. In addition, we are not permitted to (i) consummate any transaction that would involve the acquisition by us of an asset in which our manager or any of its affiliates has an ownership interest, or the sale by us of an asset to our manager or any of its affiliates, (ii) under circumstances where our manager is subject to an actual or potential conflict of interest because it is manages both us and any other person with which we have a contractual relationship, take any action constituting the granting to such person of a waiver, forbearance or other relief, or the enforcement against such person of remedies, under or with respect to the applicable contract or (iii) make a loan to any affiliate of our manager, unless such transaction or action is approved by all independent members of our board.

While we intend to target primarily conduit commercial mortgage backed securities, mezzanine loans, net leased real estate, bridge loans, B-Notes, preferred equity, loans to real estate companies, mortgage loans and residential mortgages and related securities, JER Funds seek to invest in direct ownership of real estate, non-conduit commercial mortgage backed securities, equity securities, preferred equity and high yield debt (typically with equity participation). The investments we intend to pursue may overlap with the investment objectives of JER Funds. J.E. Robert Company has developed a conflicts policy in an effort to provide fair treatment of us and JER Funds with respect to investment allocation. Acting reasonably and in good faith, J.E. Robert Company will determine if any real estate debt products sourced for either JER Funds or us meet both our own and JER Funds investment objectives, taking into account such considerations as risk/return objectives, nature of the investment focus of each entity, leverage and other restrictions, tax and regulatory issues, expected holding periods, current pay or accrual features, product and geographic concentration, the relative sources of capital and any other consideration deemed relevant by J.E. Robert Company. We and JER Funds may both acquire any such overlapping investments subject to the applicable provisions of the conflicts of interest policy. If there is an overlap on a particular investment, J.E. Robert Company will allocate the investment opportunity equally between us and JER Funds wherever reasonably practicable. Where J.E. Robert Company determines that an equal allocation is not reasonably practicable, it will allocate that investment in a manner that it determines in good faith to be fair and reasonable. J.E. Robert Company will also apply the foregoing allocation procedures between us and any future companies or vehicles or other entities it controls with which we have overlapping investment objectives. J.E. Robert Company may alter these policies at any time without notice to or input from us or our stockholders.

During the year ended December 31, 2005, we originated, together with JER Fund III, one of the JER Funds, mezzanine loans totaling $63.4 million as part of a program to provide financing for garden apartment condominium conversions in Florida. Because these mezzanine loans were determined to be suitable for both us and JER Fund III, the ownership of these loans was allocated equally between us and JER Fund III in accordance with the conflicts policy adopted by J.E. Robert Company described above. Consequently, our share of these mezzanine loans originated was $31.7 million. The outstanding principal balance of these loans was $23.7 million at December 31, 2006.

We are permitted to invest in debt securities or loans relating to real estate assets where JER Funds have an equity interest, subject to our conflict policies. However, in the event of a default under that indebtedness, we must either give control of the foreclosure or restructuring process to other unaffiliated holders of that debt or transfer decision making power to an unaffiliated entity.

During the year ended December 31, 2006, we invested in mezzanine loans totaling $65.0 million where JER Fund III held a controlling equity interest in the borrower. The acquisitions of these mezzanine loans were approved by independent members of the board of directors as required by our investment guidelines. The outstanding principal balance of these loans was $65.0 million at December 31, 2006.

In addition to JER Funds, J.E. Robert Company, Inc. also intends to engage in additional real estate-related management and investment opportunities in the future that may also compete with us for investments. J.E. Robert Company, Inc. will also apply the foregoing allocation procedures between us and any future investments it controls with which we have overlapping investment objectives. However, so long as the management agreement is in effect, J.E. Robert Company, Inc. has agreed not to raise, sponsor or advise any new investment fund, company or vehicle (including any REIT) that invests primarily in conduit CMBS and other related loan products in the United States.

The management compensation structure that we have agreed to with our manager may also cause our manager to invest in high risk investments. In addition to its base management fee, our manager is entitled to receive incentive compensation based in part upon our achievement of targeted levels of Funds From Operations. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on Funds From Operations may lead our manager to place undue emphasis on the maximization of Funds From Operations at the expense of other criteria, such as preservation of capital, in order to achieve increased incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our invested portfolio.

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

In connection with CDO II, one of our wholly owned subsidiaries entered into a collateral administration agreement with J.E. Robert Company, Inc., pursuant to which J.E. Robert Company, Inc. has agreed to advise a wholly owned subsidiary on certain matters regarding the collateral interests and other eligible investments securing the notes issued in the CDO. J.E. Robert Company, Inc. will receive fees in return for such services. J.E. Robert Company, Inc. will receive two fees payable on a monthly basis, with the first fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the second fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture agreement, each fee payable with different priorities as set forth in the applicable indenture. For the year ended December 31, 2006, we incurred $0.3 million in collateral administration fees pursuant to the agreement. These fees were approved by the independent members of our board of directors.

Employees/Services Agreement with J.E. Robert Company

Neither we nor our manager have any employees. We and our manager have entered into a services agreement with J.E. Robert Company, Inc. to provide our manager with the personnel, services and resources necessary for our manager to perform its obligations and responsibilities under the management agreement, including due diligence, asset management and credit risk management. No employee of J.E. Robert Company, Inc. will dedicate all of his or her time to us.

Competition

We are subject to significant competition in seeking investments. We compete with several other companies for investments, including other REITs, insurance companies, investment firms and other investors. Recently, there has been increased competition in the mezzanine loan and CMBS markets in particular, with many companies seeking to invest in mezzanine loan and CMBS issuances. We believe that the overall mezzanine market is growing as well because purchasers of commercial real estate are increasingly using mezzanine debt and preferred equity financing to reduce their required equity investment and to attain greater leverage on their equity. However, at the same time, we believe that there is and will continue to be greater competition among providers of mezzanine financing, which could result in declining interest rates on mezzanine financing. Some of our competitors have greater resources than we do and we may not be able to compete successfully for investments.

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

Operating Policies and Strategies

We conduct our operations so that we are not required to register as an investment company under the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act. We are not subject to regulation as an investment company under the Investment Company Act because we do not meet the definition of an investment company under the Investment Company Act, including Section 3(a)(1)(C). From time to time in the past, we have relied on, and certain of our subsidiaries may from time to time rely on, the exclusion from investment company status provided by Section 3(c)(5)(C) of the Investment Company Act (and Section 3 (c)(6) if, from time to time, we engaged in our real estate business through one or more majority-owned subsidiaries).

Section 3(a)(1)(C):

Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority owned subsidiaries that are not themselves investment companies and are not relying on the exception from definition of investment company in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Because we are a holding company that conducts its businesses through subsidiaries, this means that the securities issued by our subsidiaries, if any, that rely on the exception from the definition of “investment company” in Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries.

A majority of our subsidiaries rely on exceptions and exemptions from the Investment Company Act. These exceptions and exemptions limit the types of assets these subsidiaries may purchase. For instance, CDO I and CDO II rely on the exemption from the Investment Company Act provided by Rule 3a-7 thereunder, which is available for certain structured financing vehicles. This exemption limits the ability of these CDOs to sell their assets and reinvest the proceeds from asset sales. Our subsidiary that invests in net lease properties and certain other subsidiaries rely on the exception from the definition of “investment company” provided by Sections 3(c)(5)(C) and possibly Section 3(c)(6) and of the Investment Company Act, which except companies that primarily invest in real estate, mortgages and certain other qualifying real estate assets. These exceptions limit the ability of these entities to invest in many types of real estate related assets and their holding companies. We believe that we are not an investment company because we satisfy the 40% test of Section 3(a)(1)(C). We must monitor our holdings to ensure that the value of our investment securities do not exceed 40% of our respective total assets (exclusive of government securities and cash items) on an unconsolidated basis. Our subsidiaries that engage in operating businesses, if any, are not limited by the Investment Company Act.

If the combined value of the investment securities issued by our subsidiaries that rely on the exception provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, exceeds 40% of our total assets on an unconsolidated basis, we may be deemed to be an investment company. If we fail to maintain an exemption, exception or other exclusion from registration as an investment company, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could have an adverse effect on us and the market price of our securities. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated person (as defined by the Investment Company Act), portfolio composition including restrictions with respect to diversification and industry concentration and other matters.

Section 3(c)(5)(C):

From time to time in the past, we have relied on the exception provided by Section 3(c)(5)(C) of the Investment Company Act. We may from time to time in the future rely on this exception. Section 3(c)(5)(C) as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in “mortgages and other liens on and interests in real estate” (“Qualifying Real Estate Assets”) and at least 80% of our assets in Qualifying Real Estate Assets plus real estate related assets (“Real Estate Related Assets”). Therefore, when we rely on the 3(c)(5)(C) exception, the assets that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act. In addition, we may not issue redeemable securities.

We intend to invest in CMBS securities backed by pools of loans secured by first or, less often, junior mortgages. The pool of mortgages generally is administered by a trustee, a master servicer and a special servicer. Although each plays an important role in administering the pool of mortgages, the trustee and the master servicer generally exercise ministerial functions, whereas the duties of the special servicer include, among other things, monitoring the mortgage loans in the CMBS pool, evaluating defaulted mortgage loans with a view toward developing a plan to maximize the recovery on such loans, foreclosing upon or working out defaulted mortgage loans and recommending and implementing a plan that details whether and how to sell, and negotiating the sale of distressed properties acquired through foreclosure or otherwise working out such loans. The most subordinate class of a CMBS issuance is in the first loss position and is referred to as the “controlling class” because the holder of the majority of that class has the right to hire and remove the special servicer and to provide instructions to the special servicer with respect to the foreclosure/workout of defaulted mortgage loans. In addition, if the special servicer for any reason does not follow the instructions of the holder of a majority of the controlling class with respect to the foreclosure or workout of a defaulted mortgage loan, the majority holder of such class has the unilateral right to acquire the mortgage out of the pool and foreclose upon the mortgage itself.

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

In order to ensure that we will be able to exercise the rights of the controlling class, we generally acquire 100% of the NR, B and BB classes of a CMBS issuance. In fact, the NR, B and BB classes often are sold as a “block transaction” because of the extensive due diligence that must be conducted in order for the purchaser of these classes of CMBS to evaluate the risks and to model the profitability of an investment in such classes of CMBS. We view our investment in the subordinate classes of a CMBS issuance as a single real estate investment, even though for rating agency reasons, the subordinate classes of a CMBS issuance may be divided into multiple classes. In addition, even though the subordinate CMBS may be divided into multiple classes, all of the subordinate classes are typically paid the same coupon based on the weighted average coupon of the underlying mortgage loans. Thus, the only material difference in the non-investment grade classes is the level of subordination. Where we acquire 100% of the controlling classes of a CMBS issuance and 100% of sequentially contiguous non-investment grade classes of the same CMBS issuance, we have the same legal and economic experience as if we had purchased the pool of mortgages underlying the CMBS and partially capitalized such purchase by issuing the investment grade classes of CMBS. Consequently, in addition to the controlling class, we consider each non-investment grade class that we acquire that is senior to the controlling class to be a Qualifying Real Estate Asset, provided that (i) we acquire 100% of such a class and 100% of the respective controlling class (ii) each such class is sequentially contiguous with the controlling class and (iii) each such class is entitled to exercise all rights of the initial controlling class, including foreclosure rights, if it becomes the controlling class. For example, if we acquire 100% of the NR class of a CMBS issuance and 100% of the B and BB classes of the CMBS issuance, we will treat each such class as a Qualifying Real Estate Asset.

Neither the SEC nor its staff has published guidance stating that CMBS are Qualifying Real Estate Assets. When we or any of our subsidiaries rely on Section 3(c)(5)(C), we generally intend to satisfy the requirements of Section 3(c)(5)(C) by investing at least 55% of our assets in CMBS that are Qualifying Real Estate Assets as described in the preceding paragraphs. If we transfer part or all of any such class, we will no longer treat that class or any class senior to that class as a Qualifying Real Estate Asset. In addition from time to time, we may acquire other real estate investments that are Qualifying Real Estate Assets, such as real estate assets, mortgages and agency or privately issued whole pool certificates, and may treat other classes of CMBS as Qualifying Real Estate Assets if the SEC or its staff expresses a view that such classes are Qualifying Real Estate Assets.

The staff of the SEC has not defined Real Estate Related Assets. Based on existing staff pronouncements, we view Real Estate Related Assets more broadly that Qualifying Real Estate Assets. Real Estate Related Assets generally would include noncontrolling debt and equity securities issued by companies engaged in real estate business, such as REITs, and agency and privately issued partial pool certificates that are not otherwise treated as Qualifying Real Estate Assets, including interests in a CMBS issuance acquired by us that does not satisfy the requirements set forth above. We currently consider real estate mezzanine loans that we acquire to be Real Estate Related Assets, although we may treat these assets as Qualifying Real Estate Assets if the SEC or its staff expresses a view that such assets are Qualifying Real Estate Assets.

With respect to our investment in B-Notes, we will take the position that B-Notes are Qualifying Real Estate Assets or Qualifying B Notes, where we have the unilateral right to (i) instruct the servicer to foreclose on a defaulted mortgage loan, (ii) replace the servicer in the event of the servicer, in its discretion, elects not to foreclose on such a loan, and (iii) purchase the A-Note in the event of a default on the mortgage loan and foreclose on the loan. We note that the staff of the SEC has not provided any guidance on the treatment of B-Notes for Section 3(c)(5)(C) purposes and any such guidance may require us to adjust our B-Note investment strategy.

If we fail to own a sufficient amount of Qualifying Real Estate Assets or Real Estate Related Assets to satisfy the requirements of Section 3(c)(5)(C) and could not rely on any other exemption or exclusion under the Investment Company Act, we could be characterized as an investment company.

We are in the process of applying for no-action relief with respect to controlling classes and sequentially contiguous classes of CMBS. If the SEC’s staff does not grant us no-action relief or grants us relief on terms different than our analysis, we may be required to either (i) change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could have a materially adverse effect on us and the market price of our common stock.

Market/Interest Rate Risk Management

To the extent consistent with our election to qualify as a REIT, we follow an interest rate risk management strategy intended to mitigate the effects of major interest rate changes on our cash flows and earnings. We seek to minimize our interest rate risk from borrowings by attempting to structure the key terms of our borrowings to generally correspond to the key terms of our assets.

Hedging Activities

We have entered into interest rate swap agreements to attempt to reduce the interest rate risk on our indebtedness. For a further description, see “Management’s Discussion & Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.” In the future, we may enter into similar arrangements to protect our investment portfolio from interest rate fluctuations and other changes in market conditions. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk as our manager determines is in the best interest of our stockholders, given the cost of such instruments and the need to maintain our status as a REIT. In general, taxable income from hedging transactions does not constitute qualifying income under current law for purposes of the REIT gross taxable income requirements. To the extent, however, that we enter into a hedging transaction to reduce interest rate risk on indebtedness incurred to acquire or carry real estate assets, any taxable income or gain that we derive from the transaction would be excluded from gross taxable income for purposes of the REIT 95% gross taxable income test, and would be treated as income that does not qualify for purposes of the 75% gross taxable income test. Our manager may elect to have us bear a level of interest rate risk that could otherwise be hedged when it believes, based on all relevant facts, that bearing such risk is advisable.

Disposition Policies

Our manager evaluates our asset portfolio on a regular basis to determine if it continues to satisfy our investment criteria. Subject to certain restrictions applicable to REITs and/or certain of the financing vehicles we employ (CDOs), we may sell our investments opportunistically and use the proceeds of any sale for debt reduction, additional acquisitions or working capital purposes.

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

We may repurchase our common stock in private transactions with our stockholders if those purchases are approved by our board of directors. Our board of directors has no present intention of causing us to repurchase any shares of our common stock, and any action would only be taken in conformity with applicable federal and state laws and the applicable requirements for qualifying as a REIT, for so long as the board of directors concludes that we should remain a REIT.

Conflicts of Interest Policies

Except with respect to the allocation of investments made pursuant to J.E. Robert Company’s conflicts policy in effect with respect to us and JER Funds, we are not permitted to invest in joint ventures with our manager or its affiliates unless the investment is (i) made in accordance with the investment guidelines described elsewhere in this report and (ii) approved by all of the independent members of our board of directors. In addition, we are not permitted to (i) consummate any transaction that would involve the acquisition by us of an asset in which our manager or any of its affiliates has an ownership interest, or the sale by us of an asset to our manager or any of its affiliates, (ii) under circumstances where our manager is subject to an actual or potential conflict of interest because it manages both us and any other person with which we have a contractual relationship, take any action constituting the granting to such person of a waiver, forbearance or other relief, or the enforcement against such person of remedies, under or with respect to the applicable contract, or (iii) make a loan to any affiliate of our manager, unless such transaction or action is approved by all independent members of our board. For a further description of our conflicts of interest policies, see “Conflicts of Interest in our Relationship with our Manager.”

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

Policies with Respect to Other Activities

We have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers and do not intend to do so. We have not in the past, but we may in the future, invest in the securities of other issuers for the purpose of exercising control over such issuers. At all times, we intend to make investments in a manner as to qualify as a REIT, unless because of circumstances or changes in the Internal Revenue Code or the regulations of the U.S. Department of the Treasury, our board of directors determines that it is no longer in our best interest to qualify as a REIT. We intend to make investments in such a way that we will not be treated as an investment company under the Investment Company Act. We also intend to furnish our stockholders with annual reports containing consolidated financial statements audited by our independent registered public accountants and with quarterly reports containing unaudited consolidated financial statements for each of the first three quarters of each fiscal year.

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

Corporate Governance and Internet Address

We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors; the audit, nominating and corporate governance, and compensation committees of our board of directors are composed exclusively of independent directors. We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our officers and directors and employees of J.E. Robert Company with respect to their dealings with us.

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

Neither we nor our manager have any employees. All of our officers are employees of J.E. Robert Company. We have no separate facilities and are completely reliant on our manager and J.E. Robert Company, which has significant discretion as to the implementation of our operating policies and strategies. Pursuant to a services agreement among us, our manager and J.E. Robert Company, our manager relies on J.E. Robert Company to provide our manager with the personnel, services and resources as needed by our manager to enable it to carry out its obligations and responsibilities under the management agreement. Our manager is not significantly capitalized and does not have its own facilities or employees separate from J.E. Robert Company. Mr. Joseph E. Robert, Jr. is the sole stockholder of J.E. Robert Company as of the date hereof. Mr. Robert beneficially owns a majority of the membership interests of our manager, and as a result, Mr. Robert is in a position to control the policies, decision making and operations of our manager. We are subject to the risk that our manager will terminate the management agreement and that no suitable replacement will be found to manage us. We believe that our success depends, to a significant extent, upon the experience of certain of J.E. Robert Company’s executive officers, whose continued service is not guaranteed. If our manager terminates the management agreement or key officers leave our manager, we may be unable to execute our business plan.

There are conflicts of interest in our relationship with J.E. Robert Company and its affiliates, including with our manager, which could result in decisions that are not in the best interests of our stockholders.

Our chairman and chief executive officer and another member of our board and each of our executive officers also serve as officers of our manager and other J.E. Robert Company affiliates. Certain senior officers of J.E. Robert Company, some of whom are also our officers and directors, and their affiliates beneficially own all of the outstanding membership interests of our manager. J.E. Robert Company, and affiliates of J.E. Robert Company currently manage and invest in other real estate-related investment entities. The personnel provided to us through our manager are not required to devote a specific amount of time to our business. At the time of our formation when our management agreement, incentive plan, conflicts policy and other organizational matters were approved for us, Mr. Robert, the sole stockholder of J.E. Robert Company, was our sole stockholder and our sole director. As a result, these matters were not negotiated at arm’s length, and their terms, including fees payable to our manager, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may enter into transactions in the future with J.E. Robert Company and its affiliates that may result in conflicts of interest. In addition, we have agreed to indemnify J.E. Robert Company and our manager and their respective directors and officers with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their respective duties, performed in good faith in accordance with and pursuant to the management agreement and the related services agreement.

The base management fee along with other reimbursements and fees payable to our manager are payable regardless of our performance.

We will pay our manager substantial base management fees, based on our equity capital along with other reimbursements and fees regardless of the performance of our portfolio. For example, $1.9 million of base management fees were payable to our manager for the period from inception (April 19, 2004) to December 31, 2004 despite the fact that we experienced a net loss of $5.9 million during the same period. See “The Management Agreement—Management Fees and Incentive Compensation” for a discussion of the management and incentive fee calculations and other reimbursements to our manager.

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

Termination of the management agreement with our manager without cause or non-renewal of the management agreement is costly. The management agreement renews automatically each year and we must give our manager 180 days prior notice of any termination or non-renewal and pay a termination fee, within 90 days of termination, equal to four times the sum of the base management fee and the incentive fee for the 12-month period preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. We also must pay the termination fee if we fail to renew the agreement upon expiration of the initial term or subsequent terms. In addition, following any termination of the management agreement, we must pay our manager all compensation accruing to the date of the termination. These provisions increase the effective cost to us of terminating or electing not to renew the management agreement, thereby adversely affecting our ability to terminate our manager without cause, even if we believe the manager’s performance is not satisfactory.

The conflicts of interest policy developed by J.E. Robert Company for us and the JER Funds may limit the type of investments we make and may impact our ability to comply with REIT requirements and restrictions and with the Investment Company Act.

Because JER Fund III, one of the private equity funds managed by J.E. Robert Company, recently achieved full investment as defined under the JER Fund III limited partnership agreement, its successor fund, JER Fund IV, began making investments in a wide range of commercial real estate equity and debt assets. While we target primarily conduit commercial mortgage backed securities, mezzanine loans, net leased real estate, bridge loans, B-Notes, preferred equity, corporate loans, commercial mortgage loans and residential mortgages and related securities, JER Fund IV (like JER Fund III) will generally seek to invest in direct ownership of real estate, non-conduit commercial mortgage backed securities, equity securities, preferred equity and high yield debt (typically with equity participation). The investments we pursue may overlap with the investment objectives of JER Fund IV.

We must abide by the terms of the conflicts of interest policy developed by J.E. Robert Company with respect to conflicts of interest between us and the JER Funds. To the extent that specific investment opportunities are determined by J.E. Robert Company to be suitable for and advantageous to us and JER Fund IV, J.E. Robert Company will allocate the opportunities equally between us and JER Fund IV wherever reasonably practicable. Where J.E. Robert Company determines that an equal allocation is not reasonably practicable, it will allocate that investment in a manner that it determines in good faith to be fair and reasonable. The conflicts policy may at times prevent us from acquiring 100% of certain attractive investments because the policy requires that investments determined to be appropriate for both us and JER Fund IV be allocated equally between us and JER Fund IV whenever reasonably practicable. In addition, where J.E. Robert Company determines that it is not reasonably practicable to equally allocate an investment, that investment may be allocated solely to JER Fund IV. J.E. Robert Company will also apply the foregoing allocation procedures between us and any future investment funds, companies or vehicles or other entities that it controls with which we have overlapping investment objectives. J.E. Robert Company may also alter the policy at any time without notice to our input from us or our stockholders.

The conflicts policy may make it difficult for us to avoid the registration requirements of the Investment Company Act or satisfy the REIT requirements of the tax laws. This requirement may also cause us to forego desirable investment opportunities and subject us to the risk that we may be limited in our ability to refocus our investment strategy if needed.

We may invest in mortgage loans, mezzanine loans or B-Notes where a JER Fund owns all or a portion of the equity in the underlying borrower, and as a result, we will not have the typical control, approval, consent or other rights we generally obtain in such investments.

With the unanimous consent of our independent directors and subject to compliance with certain other internal requirements applicable to these types of affiliate transactions, we may invest in mortgage loans, mezzanine loans or B-Notes where a JER Fund owns all or a portion of the equity in the underlying borrower. In these transactions, we will be deemed an affiliate of the applicable borrower. As such, we will generally not be able to obtain typical control, approval, consent or other rights with respect to certain material matters such as loan modifications, forgiveness of debt or foreclosure. These control, approval, consent and other rights will instead be exercised by a third party co-investor, which may result in recoveries by us that are less than what we would realize in the event we had our typical control, approval, consent and other rights.

Mr. Joseph E. Robert, Jr. has significant control over our company and will influence decisions regarding our operations and our business.

Mr. Joseph Robert, Jr. is our chairman and chief executive officer and the chairman and chief executive officer of our manager. As of the date hereof, Mr. Robert beneficially owns a majority of the membership interests of our manager and approximately 6.4% of our common stock. As a result, Mr. Robert has significant control over us, particularly our management. Mr. Robert may exercise his influence over us and make decisions with which you may disagree.

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

We may change our investment strategy at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this report. A change in our investment strategy may also increase our exposure to interest rate and real estate market fluctuations.

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

We were organized in April 2004 and have a limited operating history. We completed our initial public offering in July 2005. Our senior management team has limited experience with the complex rules and regulations governing public companies in general and REITs in particular. Our results of operations depend on many factors, including the performance of our assets, the availability of opportunities for the acquisition of additional assets, the level and volatility of interest rates, readily accessible short and long term financing, conditions in the financial markets and general economic conditions, and we may not operate successfully.

We expect to incur significant debt to finance our investments, which may subject us to increased risk of loss and reduce cash available for distributions to our stockholders.

We intend to leverage our assets through borrowings, generally through the use of bank credit facilities, repurchase agreements and the issuance of collateralized debt obligation transactions, or CDOs. The percentage of leverage varies depending on our ability to obtain credit facilities and the lender’s estimate of the stability of the portfolio’s cash flow. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired. As of December 31, 2006, we had outstanding indebtedness totaling $974.6 million related to the CDO issuances in October 2006 and November 2005, respectively. There were no amounts outstanding under our repurchase agreements as of December 31, 2006. See “Capital and Leverage Policies” for a discussion of CDOs and repurchase agreement financing arrangements.

Our debt service payments reduce cash available for distribution to stockholders. For the year ended December 31, 2006, $25.9 million of debt service, excluding principal repayments, was paid primarily related to our repurchase agreements and CDOs. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations.

While we have historically maintained target debt-to-equity ratios of between approximately two-to-one and three-to-one, our governing documents contain no limitation on the amount of debt we may incur, and our board of directors may change our debt policy at any time without stockholder approval. In the future, we anticipate utilizing materially higher targeted debt-to-equity ratios, subject to approval by our board of directors. In addition, we may leverage individual assets or portfolios of assets at substantially higher levels than two-to-one and three-to-one debt-to-equity ratios. Incurring debt could subject us to many risks, including the risks that:

•

our cash flow from operations may be insufficient to make required payments of principal and interest, resulting in the loss of some or all of our assets to foreclosure or sale in order to satisfy our debt obligations;

•	our debt may increase our vulnerability to adverse economic and industry conditions;

•

we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, dividends or other purposes;

•	the terms of any refinancing may not be as favorable as the terms of the debt being refinanced; and

•	the use of leverage could adversely affect our ability to make distributions to our stockholders and the market price of our common stock.

A decrease in the value of the assets financed with repurchase agreements, some of which may be recourse to the company, may lead to margin calls that we will have to satisfy. We may not have the funds available to satisfy these margin calls, and be forced to sell assets to satisfy debt obligations.

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

Our primary interest rate exposures relate to our floating rate loans and variable-rate debt, as well as our interest rate swaps that we utilize for hedging purposes. Changes in interest rates will affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Changes in the level of interest rates also may affect our ability to originate and acquire assets, the value of our assets and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates. In a period of rising interest rates, our interest expense could increase, while the interest we earn on our fixed-rate debt investments would not change, adversely affecting our profitability. As of December 31, 2006, 74.1% of our investments on a cost basis had fixed rate terms and 20.0% of our debt had fixed rate terms (approximately 71% reflecting the effect of pay fixed interest rate swaps outstanding at December 31, 2006). At December 31, 2006, the Company had $287.8 million of floating rate loans and $780.5 million of floating rate debt all tied to LIBOR, resulting in net floating rate liabilities of $492.7 million. This exposure has been hedged with $496.3 million of pay fixed interest rate swaps thereby reducing exposure to interest rate fluctuations to approximately $3.6 million of net assets. See “Capital and Leverage Policies” and “Capital and Interest Rate Risk Management.”

Our operating results depend in large part on differences between the income from our assets, net of credit losses, and our financing costs. We anticipate that, in most cases, for any period during which our assets are not match-funded, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and the market value of our assets. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us.

At December 31, 2006, our interest rate swaps substantially mitigate the impact of an interest rate increase on net earnings and cash flows although changes in interest rates will generally impact our net income. All of our floating rate assets and liabilities are tied to USD-LIBOR or a different applicable base rate, subject, in some cases, to certain caps or limitations. The following table shows the estimated change in net income for a 12-month period based on changes in the applicable USD-LIBOR rates applied to floating rate assets, liabilities and interest rate swaps outstanding as of December 31, 2006:

LIBOR Rate Change (Basis Points)	Estimated Increase (Decrease) in Net Income Over 12 Months at December 31, 2006
(in thousands)
-200	$(71)
-100	(36)
100	36
200	(12)

Interest rate changes will also affect the fair value of our CMBS investments, real estate loans and derivatives.

If credit spreads widen before we obtain long-term financing for our assets, the value of our assets may suffer.

We price our assets based on our assumptions about future levels of credit spreads for longer term fixed rate financing of those assets. We expect to obtain longer term financing for these assets at a spread over a certain benchmark, such as the yield on United States Treasury bonds, swaps, or LIBOR. If the spread that investors will pay over the benchmark widens and the rates we charge on our loans or the income we generate from our other assets are not increased accordingly, we may experience a material adverse effect on our income and a reduction in the economic value of the assets that we have originated or acquired.

We may not be able to acquire eligible securities and/or loans for future CDO issuances, or may not be able to issue CDO securities on attractive terms that closely match fund the duration of our assets and liabilities, which may require us to seek more costly financing for our investments or to liquidate assets.

We intend to finance our real estate securities and loans on a long-term basis, such as through the issuance of CDOs. Prior to the issuance of our CDOs, we finance our investments with relatively short-term credit facilities. We use these short-term facilities to finance the acquisition of real estate securities until a sufficient quantity of securities is accumulated, at which time we refinance these facilities with CDO issuances. We expect to follow a similar process to finance our future growth. As a result, we are subject to the risk that we will not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CDO issuance. We also bear the risk that we will not be able to obtain short-term credit facilities or may not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible securities for a long term financing. Inability to renew our short-term credit facilities may require us to seek more costly financing for our investments or to liquidate assets. In addition, conditions in the capital markets may make the issuance of a CDO less attractive to us when we do have a sufficient pool of collateral. If we are unable to issue a CDO to finance these assets, we may be required to seek other forms of potentially less attractive financing or otherwise to liquidate the assets.

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

The significant cash proceeds as a result of CDO financings may have a negative impact on our earnings and cash flow.

As a result of our CDO financings, we receive significant cash proceeds, including restricted cash available to fund future investments. If we fail to invest the cash timely, we will have significant cash resulting in a negative spread on our outstanding cash balance relative to financing costs on such balances over the short to medium-term until we successfully invest all the cash generated from the CDO.

We may be required to repurchase loans that we have sold to indemnify holders of our CDOs.

If any of the loans we originate or acquire and sell or securitize do not comply with representations and warranties that we make about certain characteristics of the loans, the borrowers and the underlying properties, the terms of CDO I and CDO II require us, and the terms of any future CDOs will likely require us, to repurchase those loans (including from a trust vehicle used to facilitate a structured financing of the assets through CDOs) or replace them with substitute loans. In addition, in the case of loans that we have sold instead of retained, we may be required to indemnify purchasers for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to carry on our books, and our ability to borrow against such assets is limited. Any significant repurchases or indemnification payments could materially and adversely affect our financial condition and operating results.

An increase in prepayment rates could adversely affect yields on our investments.

The value of our assets may be affected by prepayment rates on mortgage loans. Prepayment rates on mortgage loans are influenced by changes in interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, prepayment rates cannot be predicted with certainty. In periods of declining mortgage interest rates, prepayments on mortgage loans generally increase. If general interest rates decline as well, we are likely to reinvest the proceeds of prepayments received during these periods in assets yielding less than the mortgage loans that were prepaid. In addition, the market value of the mortgage loan assets may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates. Conversely, in periods of rising interest rates, prepayments on mortgage loans generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios, we may fail to recoup fully our cost of certain investments purchased at a premium to face value.

Our hedging transactions may limit our gains or result in losses.

We intend to use derivative instruments, including forwards, futures, swaps and options, in our risk management strategy to limit the effects of changes in interest rates on our operations. The value of our forwards, futures and swaps may fluctuate over time in response to changing market conditions, and will tend to change inversely with the value of our liabilities that we intend to hedge. Hedges are sometimes ineffective because the correlation between changes in value of the underlying investment and the derivative instrument is less than was expected when the hedging transaction was undertaken. Since a substantial portion of our hedging activity is intended to cover the period between origination or purchase of loans using short term financing vehicles and obtaining permanent fixed-rate financing for those loans, unmatched losses in our hedging program may occur when the planned permanent fixed rate financing fails to occur, or if the hedge proves to be ineffective. Realized losses on hedge positions will reduce cash available for distribution to stockholders and such losses may exceed amounts invested in these instruments. For the year ended December 31, 2006, we paid $6.1 million in swap termination costs which were recorded in accumulated other comprehensive income (loss) and are being amortized from accumulated other comprehensive income (loss) as an increase to interest expense over the life of CDO II based on the effective yield method.

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

In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedge counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits. Although generally we will seek to reserve the right to terminate our hedge positions, it may not always be possible to dispose of or close out a hedge position without the consent of the hedge counterparty, and we may not be able to enter into a replacement contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

We are subject to significant competition and we may not compete successfully.

We are subject to significant competition in acquiring investments. We compete with several other companies, such as other REITs, insurance companies and other investors, including funds and companies affiliated with J.E. Robert Company. Recently, there has been increased competition in the mezzanine loans and CMBS markets, with many companies seeking to invest in mezzanine loan and CMBS issuances. Some of our competitors have greater resources than us and we may not be able to compete successfully for investments.

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

The mortgage loans in which we invest and the mortgage loans underlying the mortgage backed securities in which we invest will be subject to risks of delinquency, foreclosure and loss, which could result in losses to us.

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

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to that borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. As of December 31, 2006 we had one investment in a first mortgage loan with a cost basis of $32.0 million which amounted to approximately 2.9% of the cost basis of our portfolio.

CMBS evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the mortgage backed securities we invest in are subject to all of the risks of the underlying mortgage loans. Based on the most recent remittance reports, with respect to the underlying loans with aggregate outstanding balances of approximately $40.2 billion (3,090 loans) in the 19 new issue conduit securitization trusts in which we have acquired CMBS, we have been notified of delinquencies on 12 underlying mortgage loans. The 12 delinquent loans totaled approximately $93.7 million, or 0.23% of the outstanding pool balances.

One of these seasoned trusts was issued in 1998 and, as of the most remittance report, has a current outstanding loan pool balance of approximately $1.8 billion, with two delinquent loans representing 0.15% of the outstanding pool balance. The second seasoned trust is a Re-Remic which is collateralized by multiple bond classes from individual securitizations. As of the most recent remittance report, the total underlying loan pool balance collateralizing the individual securitizations totals approximately $27.7 billion, with 114 delinquent loans representing 1.12% of the outstanding pool balance.

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

The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of or actual economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying mortgage backed securities to make principal and interest payments or to refinance may be impaired. In this case, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities. As of December 31, 2006, $691.9 million, or approximately 62%, of the cost basis of our portfolio consisted of non-investment grade subordinated mortgage backed securities.

Investments in mezzanine loans involve greater risks of loss than senior loans secured by income producing properties.

Investments in mezzanine loans take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property. These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the property owning entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our investment, which could result in losses. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. As of December 31, 2006, $255.9 million, or approximately 23%, of the cost basis of our portfolio consisted of mezzanine loans.

The B-Notes in which we invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

A B-Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. B-Notes reflect similar credit risks to comparably rated commercial mortgage backed securities. However, since each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-Note investment. Further, B-Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties. B-Notes also are less liquid than commercial mortgage backed securities, thus we may be unable to dispose of underperforming or non-performing investments. The higher risks associated with our subordinate position in our B-Note investments could subject us to increased risk of losses. In July 2005, the remaining $16.9 million balance of a B-Note investment was repaid in full. As of December 31, 2006, we had no B-Note investments.

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

These risks may adversely affect the value of outstanding REIT debt securities and the ability of the issuers thereof to repay principal and interest or make dividend payments, which could reduce our ability to make distributions to our stockholders

Investments in net lease properties may generate losses.

We invest in net leased real estate assets. The value of our investments and the income from our investments in net lease properties will depend upon the ability of the applicable tenant to meet its lease obligations and to maintain the property under the terms of the lease. If a tenant fails to meet its lease obligations or becomes unable to so maintain a property, we will be subject to all risks associated with owning real estate. In addition, under many net leases the owner of the property retains certain obligations with respect to the property, including among other things, the responsibility for maintenance and repair of the property, to provide adequate parking, maintenance of common areas and compliance with other affirmative covenants in the lease. If we were to fail to meet these obligations, the applicable tenant could abate rent or terminate the applicable lease, which may result in a loss of our capital invested in, and anticipated profits from, the property. In addition, we may find it difficult to lease property to new tenants that may have been suited to the particular needs of a former tenant. As of December 31, 2006, $38.7 million, or approximately 3.5%, of the cost basis of our portfolio consisted of net leased real estate assets that were master leased to one tenant.

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

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property.

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

Our investment policy allows us to invest up to 20% of our equity in any individual investment unless waived by our board of directors. As a result, our portfolio may be concentrated in a small number of assets, increasing the risk of loss to us and our stockholders if a default or other problem arises.

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

We conduct our operations so that we are not required to register as an investment company under the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act. We are not subject to regulation as an investment company under the Investment Company Act because we do not meet the definition of an investment company under the Investment Company Act, including Section 3(a)(1)(C). From time to time in the past, we have relied on, and certain of our subsidiaries may from time to time rely on, the exclusion from investment company status provided by Section 3(c)(5)(C) of the Investment Company Act (and Section 3(c)(6) if, from time to time, we engaged in our real estate business through one or more majority-owned subsidiaries).

The assets that we acquire, therefore, are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act. If we were deemed to be an investment company for purposes of the Investment Company Act and could not rely on any exemption or exclusion under the Investment Company Act, we would be subject to regulation as an investment company. This risk is greater to the extent that we invest in pools of CMBS that contain some real estate related notes. The characterization of us as an investment company would require us to either (i) change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company. We cannot assure you that we would be able to complete any required dispositions or acquisitions of assets, or deleveraging, on favorable terms, or at all. Consequently, any modification of our business plan could have a material adverse effect on us. Further, if we were determined to be an unregistered investment company, we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, we may be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. Finally, because affiliate transactions are prohibited under the Investment Company Act, failure to maintain our exemption would force us to terminate our management agreement, services agreement and all other agreements with affiliates. Any of these results would be likely to have a material adverse effect on our business, our financial results and our ability to make distributions to stockholders. We are in the process of applying for no-action relief with respect to the characterization of certain of our assets as qualifying real estate assets for purposes of the requirements of Section 3(c)(5)(C). We cannot assure you that such no-action relief will be granted or that it will be granted on the terms requested. See “Operating Policies and Strategies—Investment Company Act Considerations” in this report.

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

Legislation enacted in 2003, as amended, generally reduces the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates from 38.6% to 15% (through 2010). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year following our first year. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of the aggregate value of our outstanding capital stock following the completion of this offering. Our board may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. The ownership limits imposed by the tax law are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year. The ownership limits contained in our charter key off of the ownership at any time by any “person,” which term includes entities. These ownership limitations in our charter are common in REIT charters and are intended to provide added assurance of compliance with the tax law requirements, and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations. Under current law, any income that we generate from derivatives or other transactions intended to hedge our interest rate or foreign currency risks will generally constitute income that does not qualify for purposes of the 75% income requirement applicable to REITs, and will also be treated as nonqualifying income for purposes of the REIT 95% income test unless specified requirements are met. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Certain of our securitizations have resulted in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, which would be treated as sales for federal income tax purposes.

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

•

changes in market valuations of similar companies; for example, although we do not currently invest in the sub-prime residential mortgage market, recent events in this market could adversely impact, among other items, the value of our stock, our ability to borrow monies, our liquidity, the overall mortgage lending market and the value of our assets;

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None

ITEM 2.     PROPERTIES

We own six net leased facilities located in five states within the United States. The properties were acquired in December 2006 and are leased to a single tenant on a net basis, whereby the tenant is responsible for all operating expenses, real estate taxes and insurance.

J.E. Robert Company leases its principal executive and administrative offices, from which it provides services to our manager pursuant to the management agreement and the services agreement, at 1650 Tysons Blvd, Suite 1600, McLean, Virginia 22102; tel: (703) 714-8000. J.E. Robert Company and its affiliates lease additional offices in New York, California, Illinois, Connecticut, Texas, and the United Kingdom.

ITEM 3.     LEGAL PROCEEDINGS

The Company is not party to any legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the NYSE and traded under the symbol “JRT” since our initial public offering in July 2005. On March 1, 2007, the closing sale price of our common stock, as reported on the NYSE, was $19.16. As of March 1, 2007, there were 146 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

	High	Low	Dividends Declared Per Share
Third Quarter 2005	$19.00	$18.00	$0.30
Fourth Quarter 2005	18.51	15.84	0.33

First Quarter 2006	18.10	15.93	0.33
Second Quarter 2006	16.70	14.85	0.36
Third Quarter 2006	17.25	14.93	0.40
Fourth Quarter 2006	21.57	16.90	0.72	(1)

(1)	Includes a special cash dividend of $0.30 per share of common stock.

On March 14, 2007, we declared a cash dividend on our common stock of $0.44 per share related to the first quarter 2007. The dividend is payable on April 30, 2007 to shareholders of record on March 30, 2007.

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

Quarter	High	Low	Dividends Declared Per Share
First Quarter 2005	$15.25	$15.00	$0.25
Second Quarter 2005	15.00	14.90	0.30

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

Issuer Purchases of Equity Securities

During the year ended December 31, 2006, the Company did not purchase any shares of its equity securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Recent Issuances of Unregistered Securities

In June 2006, we issued to each of our five independent directors 2,000 shares of restricted common stock pursuant to the terms of the restricted stock grant in our Nonqualified Stock Option and Incentive Award Plan (the “Incentive Plan”). One half of the restricted stock granted to each of these employees were vested as of the date of grant and the second half will vest in June 2007. The issuance of these 10,000 shares was not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(2) thereof.

In May 2006, Mark Weiss, our president, was awarded 60,000 restricted shares of common stock and 150,000 stock options on our common stock subject to vesting over five years. With respect to the restricted shares of common stock, 50% of these shares vest ratably over five years, subject to continued employment with affiliates of our manager. The remaining 50% of these shares vest subject to continued employment with affiliates of our manager and graded vesting commencing in June 2009 based on achievement of certain conditions. The issuance of these 60,000 shares was not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(2) thereof.

Performance Graph

Set forth below is a line graph comparing the cumulative total stockholder return on shares of our Common Stock with the cumulative total return of the SNL Finance REIT Index and the Russell 2000 Stock Index. The period shown commences on July 15, 2005, the date that our Common Stock was registered under Section 12 of the Securities Exchange Act of 1934, and ends on December 31, 2006, the end of our last fiscal year. The graph assumes an investment of $100 on July 15, 2005 and the reinvestment of any dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance. The information included in the graph and table below was obtained from SNL Financial LC, Charlottesville, Va. © 2007.

In accordance with the rules of the SEC, this section entitled “Performance Graph” shall not be incorporated by reference into any of our future filings under the Securities Act or the Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

ITEM 6.     SELECTED FINANCIAL DATA (in thousands, except per share data)

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

	For the Year Ended December 31,		For the Period From Inception (April 19, 2004) Through December 31, 2004
	2006	2005
Consolidated Income Statement Data:
Total revenue	$74,010	$36,418	$3,540
Expenses:
Interest expense	26,662	5,926	—
Management fees, affiliate	7,631	5,604	1,864
General and administrative	6,965	4,355	2,438
Stock compensation	320	157	5,137

Total expenses	41,578	16,042	9,439

Loss on sales of assets	—	(821)	—
Loss on impairment of assets	(719)	—	—
Gain due to hedge ineffectiveness	—	5	—

Net income (loss) available to common stockholders	$31,713	$19,560	$(5,899)

Earnings (loss) per share:
Basic	$1.23	$1.08	$(0.62)
Diluted	$1.23	$1.08	$(0.62)
Weighed average number of common shares outstanding:
Basic	25,686	18,123	9,512
Diluted	25,699	18,124	9,512

Other Data:
Dividends declared per common share	$1.81	$1.18	$—

	As of December 31,
	2006	2005	2004
Consolidated Balance Sheet Data:
Cash and cash equivalents	$143,443	$151,706	$1,177
Restricted cash	83,085	108	—
CMBS, at fair value	790,203	416,864	167,070
Real estate loans	287,845	81,696	29,865
Real estate assets, net	38,740	—	—
Total assets	1,367,961	659,176	199,679
Dividends payable	18,523	8,477	—
Debt secured by pledge of CMBS and/or loans	974,578	266,255	39,200
Stockholders’ equity	369,981	380,570	158,789

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

In July 2005, the Securities and Exchange Commission (“SEC”) declared effective our registration statement on Form S-11 (File No. 333-122802) (the “Registration Statement”) relating to (a) our initial public offering (the “IPO”) of up to 13,832,025 shares of common stock, including 1,832,025 shares of common stock pursuant to an over-allotment option granted to the underwriters and (b) the offering by selling stockholders of 213,499 shares of common stock through the underwriters. On July 19, 2005, we issued a total of 12,000,000 shares of common stock in the IPO, at a price to the public of $17.75 per share. We did not receive any proceeds from the sale by the selling stockholders of 213,499 shares of common stock, at a price to the public of $17.75 per share.

In August 2005, the underwriters exercised their option to purchase an additional 1,832,025 shares of common stock at $17.75 to cover over-allotments. The net proceeds to us on the sale of 12,000,000 shares in the

IPO and the 1,832,025 pursuant to the over-allotment option was $226.4 million after deducting the underwriting discount and offering expenses. The net proceeds of the IPO were primarily used to pay down indebtedness.

As of December 31, 2006, we have granted an aggregate of 30,000 shares of restricted stock to our independent directors pursuant to the terms of our Incentive Plan. In May 2006, Mark Weiss, our president, was granted 60,000 restricted shares of common stock and 150,000 stock options on our common stock. As of December 31, 2006, we had a total of 25,757,035 shares of common stock issued and outstanding.

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

We believe that the overall mezzanine market is growing because purchasers of commercial real estate are increasingly using mezzanine debt and preferred equity financing to reduce their required equity investment and to attain greater leverage on their equity. However, at the same time, we believe that there is and will continue to be greater competition among providers of mezzanine financing, which could result in declining interest rates spreads on mezzanine financing. Finally, with an increase in competition for our targeted investments, we believe some lenders may be willing to accept relatively higher levels of risk with respect to the type of assets that collateralize the loans as well as the terms under which they are willing to lend monies. If we are unwilling to accept the relatively higher levels of risk associated with these loans, we may not be able to acquire or originate investments associated with such relatively higher risk loans. Alternatively, if we are willing to accept the relatively higher levels of risk associated with these loans and do acquire or originate investments that are associated with such loans, we may increase our overall risk of impairment and loss associated with such loans.

Rising interest rate environment: We believe that interest rates are likely to increase. With respect to our existing and future floating rate investments, we believe such interest rate increases should result in increases in our net interest income. Similarly, we believe such an increase in interest rates should generally result in an increase in our net interest income on future fixed interest rate investments made by us. Conversely, in periods of rising interest rates, prepayments on mortgage loans generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. With respect to our existing fixed rate investments, we believe our strategy of financing such assets through a match-funded collateralized debt obligation (“CDO”), combined with utilizing interest rate swaps prior to the execution of the CDO, allows us to mitigate reductions in net interest income. Nevertheless, we may not be able to successfully match fund all of our investments.

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

We have analyzed the governing pooling and servicing agreements for each of our subordinated class CMBS investments and believe the terms are consistent with industry standards and the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria under SFAS No. 140. Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of a VIE. Future guidance from the standard setters may require us to consolidate CMBS trusts in which we have invested.

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

The table below details information about our CMBS investments, including the purchase date, the face amount of the total CMBS issuance, the original face amount of our CMBS investments, and the amortized cost of our CMBS investments as of December 31, 2006 and 2005:

CMBS Trust	Investment Date	Total Face Amount of CMBS Issuance	Original Face Amount of Investment	Amortized Cost as of December 31,
				2006	2005
MACH One 2004-1	July 2004	$643,261	$50,637	$18,611	$18,492
CSFB 1998-C1	August 2004	2,482,942	12,500	9,316	9,107
CSFB 2004-C4	November 2004	1,138,077	52,976	22,547	22,539
MLMT 2004-BPC1	November 2004	1,242,650	76,986	26,535	26,551
JPMCC 2004-C3	December 2004	1,517,410	81,561	35,872	35,938
JPMCC 2005-CIBC11	March 2005	1,800,969	70,035	34,096	34,405
BACM 2005	April 2005	2,322,091	84,663	41,739	41,872
LB UBS 2005-C2	April 2005	1,942,131	7,000	4,308	4,287
CSFB 2005-C2	May 2005	1,614,084	82,261	38,971	38,920
LB UBS 2005-C3	June 2005	2,060,632	39,335	19,780	19,908
JPMCC 2005-CIBC12	July 2005	2,167,039	70,429	34,857	35,122
JPMCC 2005-LDP4	September 2005	2,677,075	90,352	48,801	48,846
MSCI 2005-IQ10	October 2005	1,546,863	55,274	30,755	30,793
MLMT 2005 CKI1	December 2005	3,073,749	96,066	51,976	52,203
MSC 2006 HQ8	March 2006	2,731,231	105,707	62,093	—
JPMCC 2006-CIBC15	June 2006	2,118,303	71,493	37,845	—
CGCMT 2006-C4	June 2006	2,263,536	84,395	51,043	—
MSCI 2006- HQ9	August 2006	2,565,238	81,338	48,850	—
MLMT 2006- C2	August 2006	1,542,697	60,067	38,259	—
JPMCC 2006- LDP8	September 2006	3,066,028	107,158	64,642	—
CD 2006- CD3	October 2006	3,571,361	110,713	63,245	—

Total		$44,087,367	$1,490,946	$784,141	$418,983

Our maximum exposure to loss as a result of our investment in these securities totaled $784.1 million and $419.0 million as of December 31, 2006 and 2005 respectively.

The financing structures we offer to our borrowers on certain of our loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46R. We have evaluated these entities and have concluded that none of them are VIEs that are subject to consolidation under FIN 46R.

We determine if our real estate loans should be accounted for as loans, real estate investments or equity method joint ventures in accordance with AICPA Practice Bulletin No. 1 on acquisition, development or construction (“ADC”) arrangements. To date, we have accounted for all of our arrangements as loans based on the guidance set forth in the Practice Bulletin.

Revenue Recognition. The most significant source of our revenue comes from interest income on our securities and loan investments. Interest income on loans and securities investments is recognized over the life of the investment using the effective interest method. Mortgage loans will generally be originated or purchased at or near par value and interest income will be recognized based on the contractual terms of the debt instrument. Any discounts or premiums on purchased loans and loan fees or acquisition costs on originated loans will be deferred and recognized over the term of the loan as an adjustment to yield in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Any unamortized balance of purchased premiums or discounts and loan origination or acquisitions costs are included as a part of the cost basis of the asset. Exit fees received from prepayments of loans are recognized in the current period and included in interest income. Interest income on CMBS is recognized by the effective interest method as required by EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Under EITF 99-20, management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and our purchase prices. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing of and magnitude of credit losses on the mortgage loans underlying the securities have to be judgmentally estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and our interest income. When current period estimates of future cash flow are lower than the previous period estimates and fair value is less than an asset’s carrying value, we will write down the asset to fair market value and record an impairment charge in current period earnings. After taking into account the effect of the impairment charge, income is recognized using the market yield for the security used in establishing the write-down.

Lease income from leased real estate assets is recognized on a straight-line basis over the terms of the lease in accordance with SFAS No. 13, Accounting for Leases. The amount of rent recognized as income in excess of amounts contractually due pursuant to the underlying leases are included in other assets. We may establish, on a current basis, an allowance against the account for future potential tenant credit losses which may occur. The balance reflected on the balance sheet will be net of such allowance.

In accordance with the criteria established in SFAS No. 13, Accounting for Leases, we have evaluated each lease agreement related to the net leased real estate assets more fully described in Note 5. At December 31, 2006, we have determined that all leases are operating leases and have accounted for them as such.

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

Accounting Treatment for an Investment Acquired from and Financed with a Repurchase Agreement from the Same Counterparty. We have considered an interpretation of GAAP relating to the treatment of transactions where investments acquired by us from a particular counterparty are simultaneously or subsequently financed via a repurchase agreement with that same counterparty or an affiliate thereof. Currently, in such cases, we record such transactions as a sale of the investment to us and related debt provided to us as a financing. An alternative interpretation of GAAP, however, concerns whether such investment should be treated as a derivative. We have identified several investments that may be affected by such alternative interpretation. In the quarter ended June 30, 2006, we acquired four mezzanine loan investments from a counterparty. Subsequently, during the quarter ended September 30, 2006, the same counterparty provided financing for the same four mezzanine loans. The four mezzanine loan investments are floating rate instruments, and based on these terms, their carrying value approximates fair value. If we recorded these mezzanine loans as derivatives in connection with financing such loans, changes in the fair value of such derivatives would have affected net income in the quarters ended September 30 and December 31, 2006. In addition, total assets and total liabilities would have been affected for the period ended September 30, 2006. The repurchase agreement provided by the counterparty was fully repaid in October 2006 and we continue to own two of the four mezzanine loan investments acquired.

We have an investment in CMBS that was acquired in the quarter ended June 30, 2005 from a counterparty (as part of a selling syndicate) that also provided financing for some of the classes of the same CMBS at the time of initial acquisition. While we continue to own most of this CMBS investment, all debt outstanding under the initial repurchase agreement provided by the counterparty was fully repaid during the quarter ended September 30, 2005. If we recorded certain classes of this one CMBS investment as a derivative at the time of acquisition, changes in the fair value of such derivative would have affected net income in 2005. In addition, total assets and total liabilities would have been affected for the periods ended June 30, 2005 and September 30, 2005.

Our understanding is that the issue is being considered for further technical guidance by the accounting standard setters. Future guidance may require us to adjust the accounting for the assets in which we have invested.

Loan Loss Provisions. We purchase and originate commercial mortgage and mezzanine loans to be held as long-term investments. The loans are evaluated for possible impairment on a quarterly basis. In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, impairment occurs when it is deemed we will not be able to collect all amounts due according to the contractual terms of the loan. Upon determination of impairment, we will establish a reserve for loan losses and a corresponding charge to earnings through the provision for loan losses. Significant judgments are required in determining impairment, which includes making assumptions regarding the value of the loan, the value of the real estate or partnership interests that secure the loan, and any other applicable provisions, including guarantees and cross-collateralization features, if any.

Derivative Accounting. We account for our derivative and hedging activities, using SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which requires all derivative instruments to be carried at fair value on the consolidated balance sheets.

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheets as either an asset or liability, with a corresponding amount, adjusted for swap payments, recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. As of December 31, 2006, we have no fair value hedges.

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

New Accounting Standards. In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, which addresses accounting for certain hybrid financial instruments that contain embedded derivatives and eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for the fiscal year ended December 31, 2007. We have not determined what impact, if any, SFAS No. 155 may have on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation requires recognition of the impact of a tax position if that position is more likely than not of being sustained upon examination including resolution of any related appeals or litigation processes, based on the technical merits of the position. In addition, FIN 48 provides measurement guidance whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the consolidated financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 will have a material impact, if any, on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not yet determined what impact, if any, SFAS No. 157 will have on our consolidated financial statements.

Results of Operations

Comparison of the years ended December 31, 2006 and 2005 and for the period from inception (April 19, 2004) through December 31, 2004 (in millions)

Net income was $31.7 million, or $1.23 per diluted share, and $19.6 million, or $1.08 per diluted share, for the year ended December 31, 2006 and 2005, respectively. Net loss for the period from inception (April 19, 2004) through December 31, 2004, was $5.9 million, or ($0.62) per diluted share. For the period from inception (April 19, 2004) through December 31, 2004, prior to stock-based compensation expense of $5.1 million, net loss was approximately ($0.8) million, or ($0.08) per diluted share. Management believes that net income (loss) prior to stock-based compensation is useful to investors because the stock compensation grant was a one-time grant made in connection with our formation and initial equity raise. The reconciliation of net income (loss) prior to stock-based compensation expense to net income (loss) is as follows:

	For the Year Ended December 31,		For the Period From Inception (April 19, 2004) Through December 31, 2004
	2006	2005
Net income (loss):
GAAP presentation	$31,713	$19,560	$(5,899)
Addback: Stock compensation	320	157	5,137

Non-GAAP presentation	$32,033	$19,717	$(762)

Net income (loss) per diluted share:
GAAP presentation	$1.23	$1.08	$(0.62)
Addback: Stock compensation	0.01	0.01	0.54

Non-GAAP presentation	$1.24	$1.09	$(0.08)

Revenues

Interest Income. The following table sets forth information regarding the total amount and composition of our revenues, which are primarily interest income earned from our assets:

	For the Year Ended December 31,		For the Period From Inception (April 19, 2004) Through December 31, 2004	Increase (decrease)
	2006	2005		2006 vs. 2005	2005 vs. 2004
REVENUES
Interest income from CMBS	$50,771	$23,979	$2,344	$26,792	$21,635
Interest income from real estate loans	16,827	11,286	245	5,541	11,041
Interest income from cash and cash equivalents	6,259	1,056	951	5,203	105
Lease income from real estate assets	153	—	—	153	—
Other income	—	97	—	(97)	97

Total Revenues	$74,010	$36,418	$3,540	$37,592	$32,878

The increase in interest income during the year ended December 31, 2006 compared to the year ended December 31, 2005 is primarily due to increased balances of interest-bearing assets due to acquisitions and interest income on cash proceeds relating to CDO II. For the year ended December 31, 2006, $50.9 million was earned on fixed rate investments, while the remaining $23.1 million was earned on floating rate investments, compared to $24.0 million and $12.3 million for the same period in 2005, respectively. For the year ended December 31, 2006, interest income earned on CMBS investments and real estate loans acquired during the year was $13.5 million and $6.3 million, respectively. In addition, interest income earned during 2006 on CMBS investments and loan investments purchased in 2005 increased $14.7 million and $1.8 million, respectively, compared to 2005 revenues due to increased balances of interest-bearing assets due to acquisitions. Interest income earned during 2006 on CMBS investments and loan investments purchased in 2004 decreased $1.5 million and $2.5 million, respectively, compared to 2005 due to CMBS dispositions and mezzanine loan repayments.

During the year ended December 31, 2006, investments in real estate assets provided $0.2 million in lease income, which is included in the $50.9 million earned on fixed rate investments during the year.

The increase in interest income during the twelve months ended December 31, 2005 as compared to the period from inception (April 19, 2004) through December 31, 2004 is primarily due to our acquisitions of interest bearing assets and interest income on cash. For the year ended December 31, 2005, interest income earned on CMBS investments and real estate loans acquired during the year was $11.5 million and $8.0 million, respectively. In addition, interest income earned during 2005 on CMBS investments and loan investments purchased in 2004 increased $10.2 million and $2.6 million, respectively, compared to 2004 revenues.

The level of investment related interest income is directly related to the balance of the interest-bearing assets outstanding during the period and the weighted average yields on such investments. The cost basis of interest-bearing assets and related weighted average yields at December 31, 2006, 2005 and 2004 were as follows:

	2006		2005		2004
	Cost	Yield	Cost	Yield	Cost	Yield
CMBS	$784,141	8.8%	$418,983	8.9%	$167,413	8.3%
Real estate loans	287,845	9.6%	81,696	15.1%	29,865	9.9%
Real estate assets, net	38,740	14.2%	—	—	—	—

Total	$1,110,726	9.2%	$500,679	9.9%	$197,278	8.5%

Expenses

The following table sets forth information regarding the amount and composition of our expenses:

	For the Year Ended December 31,		For the Period From Inception (April 19, 2004) Through December 31, 2004	Increase (decrease)
	2006	2005		2006 vs. 2005	2005 vs. 2004
Interest expense	$26,662	$5,926	$—	$20,736	$5,926
Management fees, affiliate	7,631	5,604	1,864	2,027	3,740
General and administrative	6,965	4,355	2,438	2,610	1,917
Stock compensation	320	157	5,137	163	(4,980)

Total Expenses	$41,578	$16,042	$9,439	$25,536	$6,603

Interest Expense. Interest expense was $26.7 million and $5.9 million for the years ended December 31, 2006 and 2005, respectively. Interest expense for the year ended December 31, 2006 consisted primarily of $15.8 million of interest on CDO I, which closed in November 2005, $7.6 million of interest on CDO II, which closed in October 2006, $2.4 million of interest expense on repurchase agreements, $0.8 million of amortization of deferred financing fees related to repurchase agreements and $0.1 million of interest expense related to the amortization of swap termination costs. The $5.9 million of interest expense for the year ended December 31, 2005 was comprised primarily of $3.3 million of interest expense related to repurchase agreements, $2.2 million related to CDO I and amortization of deferred financing fees related to repurchase agreements of $0.5 million. There was no interest expense for the period from inception (April 19, 2004) through December 31, 2004. The increase in interest expense for the year ended December 31, 2006 compared to 2005 is primarily due to the $708.3 million increase in notes payable related to CDO II and the full-year impact of the $266.3 million in notes payable related to CDO I. There was no interest expense for the period from inception (April 19, 2004) through

December 31, 2004. The following table sets forth information regarding the total composition amount of interest expense, which is primarily interest expense related to our CDOs and repurchase agreements:

	For the Year Ended December 31,		For the Period From Inception (April 19, 2004) Through December 31, 2004	Increase (decrease)
	2006	2005		2006 vs. 2005	2005 vs. 2004
CDO I	$15,754	$2,180	$—	$13,574	$2,180
CDO II	7,588	—	—	7,588	—
Repurchase agreements	2,402	3,296	—	(894)	3,296
Amortization of deferred financing fees	838	456	—	382	456
Amortization of swap termination loss (gain)	80	(6)	—	86	(6)

Total interest expense	$26,662	$5,926	$—	$20,736	$5,926

Management Fees. Base management fees are calculated as a percentage of stockholders’ equity adjusted to exclude the effect of any unrealized gains and losses or other items that do not affect realized net income. Our manager is also entitled to receive quarterly incentive fees based on our Funds From Operations, or FFO, subject to achieving certain minimum performance targets (as defined in the management agreement). The following table summarizes our management fees for the years ended December 31, 2006 and 2005 and for the period from inception (April 19, 2004) through December 31, 2004:

	For the Year Ended December 31,		For the Period From Inception (April 19, 2004) Through December 31, 2004	Increase (decrease)
	2006	2005		2006 vs. 2005	2005 vs. 2004
Base management fees	$7,631	$5,437	$1,864	$2,194	$3,573
Incentive fees	—	167	—	(167)	167

Total management fees	$7,631	$5,604	$1,864	$2,027	$3,740

The increase in base management fees in 2006 compared to the prior periods is related to the increase in the average equity balance outstanding during 2006 as a result of the IPO completed on July 13, 2005.

General and Administrative Expense. The increase in general and administrative expenses of $2.6 million for the year ended December 31, 2006 versus the same period in 2005 was due primarily to higher professional fees, due diligence costs and collateral administration fees. Specifically, professional fees increased $1.3 million related to audit and tax services primarily related to external audit, Sarbanes-Oxley compliance costs, internal audit and interest rate risk management advisory fees. Due diligence fees related to increased investment activities on unconsummated transactions increased $0.3 million and fees on consummated transactions increased $0.2 million. Licensing and other fees increased $0.5 million primarily due to $0.3 million collateral administration fees paid to an affiliate of our manager associated with CDO II, which closed in October 2006.

The increase in general and administrative expenses of $1.9 million for the year ended December 31, 2005 versus the period from inception (April 19, 2004) through December 31, 2004 was due primarily to higher due diligence costs, reimbursements to the manager, insurance costs and professional fees. Specifically, due diligence fees related to increased investment activities on consummated transactions increased $1.0 million. Reimbursement to the manager increased $0.3 million due to increased overhead costs for a full year compared to a prorated amount in 2004. Insurance costs increased $0.2 million due to increased director and executive liability premiums. Professional fees increased $0.2 million related to audit and tax services primarily related to external audit, legal and interest rate risk management advisory fees.

Our management agreement also provides that we are required to reimburse our manager for certain general and administrative expenses incurred by our manager on our behalf, including our pro rata share of overhead expenses of the manager required for our operations. In November 2006, retroactive to January 1, 2006, the independent members of the board of directors approved an amendment to the management agreement to provide that the allocable overhead reimbursement will be fixed at an amount equal to $0.5 million per annum for 2006, and in each calendar year thereafter, subject to approval by the independent members of the board of directors, $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index for the applicable year over the CPI for the calendar year 2006. For the year ended December 31, 2005 and for the period from inception through December 31, 2004, overhead reimbursements were approximately $0.54 million and $0.2 million, respectively. Our manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on our behalf. If such services are provided by the manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants, or other third parties on an arm’s length basis. In accordance with the provisions of our management agreement, we incurred reimbursements for overhead and other services provided by our manager of $0.6 million for the years ended December 31, 2006 and 2005 and $0.3 million for the period from inception (April 19, 2004) to December 31, 2004.

Stock Compensation. In May 2006, we awarded Mark Weiss, our president, 60,000 restricted shares of common stock and 150,000 stock options on our common stock subject to vesting over one to five years. With respect to the restricted shares of common stock, 50% of these shares vest ratably over five years, subject to continued employment with affiliates of our manager. The remaining 50% of these shares vest subject to continued employment with affiliates of our manager and graded vesting commencing in June 2009 based on achievement of certain conditions. Compensation expense of $0.1 million and $23 was recognized during the year ended December 31, 2006 related to these restricted shares and stock options, respectively. No such expense was recognized for the year ended December 31, 2005 or for the period from inception (April 19, 2004) to December 31, 2004, respectively.

Each independent director receives an additional 2,000 shares annually pursuant to the terms of the automatic restricted stock grant in our Incentive Plan. One-half of the shares granted to the independent directors are subject to a risk of forfeiture if the independent director no longer serves as a member of the our board of directors one year from the date of the grant. As of December 31, 2006, we have granted an aggregate of 30,000 shares of restricted stock to our independent directors pursuant to the terms of the Incentive Plan, of which 5,000 shares remain unvested. Compensation expense of $0.2 million was recognized during the years ended December 31, 2006 and 2005 and $0.1 million for the period from inception (April 19, 2004) to December 31, 2004, respectively, related to the annual independent director restricted stock grants.

As part of the June 2004 private placement, we recorded $5.0 million in compensation expense related to stock awards issued to our manager for the period from inception (April 19, 2004) to December 31, 2004. As consideration for our manager’s role in raising capital for our company, it was granted an award of 335,000 shares of stock upon the closing of the 144A Offering. In accordance with the Registration Rights Agreement, one-half of the shares granted to our manager were subject to a risk of forfeiture under certain circumstances.

Loss on Impairment of Assets. For the year ended December 31, 2006, pursuant to EITF 99-20, we recorded aggregate impairment charges to earnings totaling $0.7 million. These other than temporary impairment charges related to eight securities in three different CMBS trusts where the cash flow projection of the security at the end of each quarter in 2006 was estimated to be lower than the cash flow projections of the same security in the prior reporting period and, at the same time, the fair value of the securities were less than the carrying value. The actual cash flows of the securities will depend on final resolutions of the underlying loans and assets in the respective CMBS trusts. For the year ended December 31, 2005 and the period from inception (April 19, 2004) through December 31, 2004, we recorded no impairment charge.

Loss on Sales of Assets. For the year ended December 31, 2006 and for the period from inception (April 19, 2004) through December 31, 2004 there were no losses on sales of assets as there were no asset sales. Losses on sales of assets for the year ended December 31, 2005 were $0.8 million. During the year ended December 31, 2005, we sold BBB rated CMBS bonds for $87.1 million with a cost basis of $88.1 million resulting in a loss of $1.0 million. This $1.0 million loss was partly offset by $0.2 million gain on sale of a B-Note investment at par to an unaffiliated third party, where the unamortized fee related to the B-note sold was recognized.

Liquidity and Capital Resources

At December 31, 2006, our liquidity position consisted of unrestricted cash balances of $143.4 million, restricted cash of $83.1 million of which $69.0 million related to the CDO II ramp facility and $14.0 million of replenishing proceeds, as well as available borrowing capacity under repurchase agreements of $250.0 million. The closing of CDO II in October 2006 initially increased our cash balances by $395.9 million of which $230.9 million was in the CDO II ramp facility, and $165.0 million was made available to us.

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and investments, pay dividends and other general business needs. Our principal sources of working capital and funds for additional investments primarily include: 1) cash flow from operations; 2) borrowings under our repurchase and credit facilities; 3) our CDO offerings; 4) other forms of financing or additional securitizations including CMBS or subsequent CDO offerings; 5) proceeds from common or preferred equity offerings and, to a lesser extent, 6) the proceeds from principal payments on our investments. We believe these sources of financing will be sufficient to meet our short-term liquidity needs. Our initial borrowings have been short-term, variable rate debt; however, we have financed and expect to continue to finance the majority of our assets through match-funded CDO strategies. Our CDO strategy is dependent upon our ability to place the match-funded debt we intend to create in the market at attractive borrowing spreads. If spreads for CDO liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute the CDO strategy will be severely restricted. We expect that our cash flow provided by operations and our current and anticipated financings will satisfy our liquidity needs over the next twelve months.

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

In addition to the facilities currently in place, we have conducted preliminary negotiations with financial institutions and believe, on the basis of these negotiations, we will continue to be able to obtain both short-term and longer-term financing through loan agreements, including warehouse facilities, and other credit facilities with institutional lenders in amounts and at interest rates generally consistent with our financing objectives. We cannot make any assurances, however, that negotiations with potential lenders will result in a definitive agreement being entered into or consummated at terms consistent with our business plan. In the event we are unable to secure lines of credit or collateralized financing on favorable terms, our ability to successfully implement our investment strategy may be significantly impacted and returns to investors may be reduced.

Equity Issuances. The initial public offering completed in July 2005 generated proceeds to us of $226.4 million after deducting the underwriting discount and offering expenses. The net proceeds of the IPO were primarily used to pay down indebtedness under our repurchase agreements described below.

Borrowings. In September 2006, one of our wholly owned subsidiaries entered into a repurchase agreement with Goldman Sachs Mortgage Company. The repurchase agreement provides financing of up to $250.0 million secured by real estate loans and is scheduled to terminate at the earlier of (a) the closing by us of our third collateralized debt obligation transaction or (b) October 1, 2007. The facility allows us to borrow against eligible loan collateral and is limited recourse (10% of the outstanding balance) to us. The repurchase agreement provided by the counterparty was fully repaid in October 2006 with the proceeds generated from the closing of CDO II. There were no amounts outstanding under this agreement as of December 31, 2006.

In September 2006, we amended our repurchase agreement with Liquid Funding, an affiliate of Bear, Stearns & Co. Inc., increasing the financing available by $150.0 million to $300.0 million. The repurchase agreement was fully repaid in October 2006 with the proceeds generated from the closing of CDO II. The repurchase agreement was secured by rated and unrated CMBS and terminated with the execution of CDO II. In March 2007, we entered into a repurchase agreement with Liquid Funding with an available borrowing capacity of $150.0 million. The repurchase agreement is secured by rated and unrated CMBS and is scheduled to terminate at the earlier of (a) the closing by us of our third collateralized debt obligation or (b) March 2008.

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

Collateralized Debt Obligations. On October 17, 2006, we issued our second CDO, or CDO II, through two of our wholly-owned subsidiaries, JER CRE CDO 2006-2, Limited and JER CRE CDO 2006-2, LLC. CDO II is secured by $1.2 billion par value of collateral interests consisting of CMBS, mezzanine loan interests, first mortgage loan interests, Re-REMIC securities, and real estate CDO securities. CDO II issued privately placed notes totaling $768.4 million rated AAA through BBB- (“Investment Grade Notes”). We purchased a portion of the Investment Grade Notes and retained all of the non-investment grade notes and preferred shares. $708.3 million of Investment Grade Notes were issued to third parties consisting of $47.0 million of fixed rate notes with a weighted average interest rate of 5.8% and $661.3 million of floating rate notes with a weighted average interest rate of LIBOR plus 62 basis points excluding fees and expenses. The Investment Grade Notes have a remaining expected average maturity of 8.9 years as of December 31, 2006. CDO II included a ramp facility of approximately $230.9 million that will finance additional collateral interests, as well as a replenishment collateral pool up to $275.0 million that will allow replenishment of proceeds of real estate loans that are paid off within five years from the closing of the transaction, subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture. At issuance, the weighted average cost of borrowing for CDO II was approximately 63 basis points (excluding fees and expenses) over applicable swap or LIBOR rates. We incurred $10.5 million of issuance costs, which were deferred and are amortized on an effective yield basis over the life of CDO II. Subsequent to the closing of CDO II, we contributed CMBS of $60.0 million and mortgage loan interests of $101.9 million to CDO II and received a $14.0 million mezzanine loan repayment on CDO II collateral. As of December 31, 2006, the remaining ramp facility was $69.0 million and available replenishment proceeds were $14.0 million.

A portion of the proceeds from the sale of the notes issued by CDO II were used to pay down approximately $294.9 million in outstanding debt and accrued interest thereon of $0.8 million under various repurchase agreements, fees and expenses of approximately $10.5 million, swap termination costs of $6.1 million and funding the $230.9 million ramp facility, resulting in net cash proceeds to us of approximately $165.0 million.

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

We intend to make regular quarterly distributions to the holders of our common stock. The following table summarizes our quarterly distributions in 2006:

Dividend	Record Date	Declared	Payment Date	Amount
Q1 2006	03/31/06	03/21/06	04/28/06	$0.33
Q2 2006	06/30/06	06/21/06	07/31/06	0.36
Q3 2006	09/29/06	09/15/06	10/31/06	0.40
Q4 2006	12/29/06	12/18/06	01/30/07	0.72

	Total			$1.81

Total dividends declared in 2006 exceeded net income by $14.8 million. For tax purposes, all dividends declared in 2006 were considered ordinary income. On March 14, 2007, we declared a cash dividend on our common stock of $0.44 per share related to the first quarter of 2007. The dividend is payable on April 30, 2007 to shareholders of record on March 30, 2007.

Inflation. We believe that the risk of increases in the market interest rates as a result of inflation on any floating rate debt that we may invest in will be largely offset by our use of match funded financing and interest rate derivatives.

Contractual Obligations. Purchase commitments and aggregate principal maturities of our repurchase agreements and notes payable as of December 31, 2006, 2005 and 2004 were as follows:

	Amount at December 31,			Weighted Avg. Interest Rate at December 31, 2006	Range of Obligations
	2006	2005	2004
Purchase commitments	$59,036	$—	$—	N/A

Repurchase agreements	$—	$—	$39,200	0.0%

Notes payable	$974,578	$266,255	$—	5.9%	(1)

(1)	The maturity dates of the notes payable are contingent upon maturity of assets pledged as collateral and have a remaining expected average maturity of 8.7 years and 8.9 years for CDO I and CDO II, respectively, as of December 31, 2006. The maturity of CDO I had an expected average maturity of 9.7 years as of December 31, 2005.

Related Party Transactions

Under the management agreement, our manager may engage J.E. Robert Company, Inc. or its affiliates to perform certain legal, accounting, due diligence, asset management, securitization, property management, brokerage, loan servicing, leasing and other services that outside professionals or outside consultants otherwise would perform on our behalf. J.E. Robert Company, Inc. and its affiliates may be reimbursed or paid for the cost of performing such tasks, provided that such costs and reimbursements are no greater than those that would be paid to outside professionals or consultants on an arm’s-length basis. Our manager is reimbursed for any expenses incurred in contracting with third parties. In addition, our manager is responsible for all employment compensation of J.E. Robert Company, Inc. personnel who perform services for us pursuant to the management agreement.

Each CMBS securitization requires a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. As our manager is not a rated special servicer, it appoints J.E. Robert Company, Inc. or another entity that is a rated special servicer as the special servicer whenever we acquire a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company, Inc. recorded $3.7 million and $0.4 million in fees as special servicer during the year ended December 31, 2006 and 2005, respectively. All fees due to J.E. Robert Company, Inc. as special servicer are paid either by the securitization vehicles or the borrowers, not directly by us and such fees are consistent with traditional, well established market standards and are set as part of the arm’s-length negotiations to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company, Inc. may reduce the amounts available to pay us pursuant to the terms of the applicable CMBS trusts.

In connection with CDO II, one of our wholly owned subsidiaries entered into a Collateral Administration Agreement with J.E. Robert Company, Inc. the Collateral Administrator, an affiliate of our manager, pursuant to which the Collateral Administrator has agreed to advise our wholly owned subsidiary on certain matters regarding the collateral interests and other eligible investments securing the notes. The Collateral Administrator will receive two fees payable on a monthly basis, with the first fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the second fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture agreement, each fee payable with different priorities as set forth in the applicable indenture. For the year ended December 31, 2006, we incurred $0.3 million in collateral administration fees pursuant to the agreement. The fees were approved by our independent board of directors.

During the year ended December 31, 2006, we invested in three mezzanine loans totaling $65.0 million where an affiliated entity of our manager held a controlling equity interest in the borrower. The acquisition of these mezzanine loans to affiliated borrowers was approved by the independent board of directors as required by investment guidelines. At December 31, 2006, there was $65.0 million outstanding related to these loans.

During the year ended December 31, 2005, we originated mezzanine loans with an affiliated entity of our manager totaling $63.4 million. The ownership was allocated equally between us and the affiliated entity, with our share of the initial loans equal to $31.7 million. At December 31, 2006, there was $23.7 million outstanding related to these loans.

ITEM 7A .     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our operating results depend substantially on the difference between the interest and related income earned on our interest-bearing assets and the interest expense incurred in connection with our interest-bearing liabilities. Competition from other providers of real estate financing may lead to a decrease in the interest rate earned on our interest-earning assets, which we may not be able to offset by obtaining lower interest costs on our borrowings. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between our interest-earning assets and interest-bearing liabilities. Any significant compression of the spreads between interest-earning assets and interest-bearing liabilities could have a material adverse effect on us. In addition, an increase in interest rates in the financial markets could, among other things, reduce the value of our interest-earning assets and our ability to realize gains from the sale of such assets, and a decrease in interest rates could reduce the average life of our interest-earning assets.

We may utilize a variety of financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, in order to limit the effects of fluctuations in interest rates on our operations. We do not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses. Moreover, with respect to certain of the instruments used as hedges, we are exposed to the risk that the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position. If we anticipate the income from any such hedging transaction will not be qualifying income for REIT income test purposes, we may conduct part or all of our hedging activities through a corporate subsidiary that will be fully subject to federal corporate income taxation (a taxable REIT subsidiary). Our profitability may be adversely affected during any period as a result of changing interest rates.

Interest Rate Risk. Interest rate sensitivity refers to the change in earnings and cash flows that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, primarily LIBOR and treasury rates. At December 31, 2006, our primary sensitivity to interest rates related to the income we earned on a portion of our $287.8 million of floating rate real estate loans and the interest expense incurred on $780.5 million of floating rate debt, all tied to LIBOR, resulting in net floating rate liabilities of $492.7 million. This exposure has been hedged with $496.3 million of pay fixed interest rate swaps. See “Capital and Leverage Policies” and “Credit and Interest Rate Risk Management.”

At December 31, 2006, the existence of our interest rate swaps entered into in connection with our CDOs and future indebtedness substantially mitigate the impact of an interest rate increase on our net earnings and cash flow. As a result of and due to floating rates on our real estate loans, changes in interest rates will generally impact our net income. All of our floating rate assets and liabilities are tied to LIBOR or the applicable base rate subject to certain caps or limitations. The following table shows the estimated change in net income for a 12-month period based on changes in the applicable LIBOR rates applied to floating rate assets, liabilities and interest rate swaps outstanding as of December 31, 2006;

LIBOR Rate Change (Basis Points)	Estimated Increase (Decrease) in Net Income Over 12 Months at December 31, 2006
(in thousands)
-200	$(71)
-100	(36)
100	36
200	(12)

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

We will also invest in commercial real estate loans, primarily mezzanine loans, bridge loans, B-notes, loans to real estate companies, whole mortgage loans, first mortgage participations and net leased real estate. We may also invest in residential mortgages and related securities. These investments will be subject to credit risk. The extent of our credit risk exposure will be dependent on risks associated with commercial and residential real estate. Property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event a borrower’s net operating income decreases, the borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

With respect to one of our mezzanine loan investments with a principal balance outstanding of $11.5 million at December 31, 2006, we have determined that one or more non-monetary defaults may exist under the applicable loan documents due to the failure and/or delay by the applicable borrowing entities to provide certain information about the borrower entities, the underlying property and an unqualified opinion from their independent auditors as to the scope of the audits or as to the status of the borrowers or property owner as a going concern. Although we are working with the borrowers to correct such non-monetary defaults, no assurance can be given that such defaults will be remedied. All payments due under the mezzanine loan are current and no losses are anticipated thereby yielding no loss recognition.

Recent Events

Acquisitions

On January 29, 2007, we purchased two whole loan investments for $111.4 million with a par value totaling $110.0 million and a $1.4 million premium. The loans bear a weighted average fixed interest rate of 5.9% and have maturity dates between December 2016 and January 2017.

On February 21, 2007, we purchased a mezzanine loan investment for $56.4 million with a par value of $60.0 million net of a $3.6 million discount. The loan bears a fixed interest rate of 6.4% and has a maturity date of December 8, 2016.

On February 28, 2007, we invested a total of $59.0 million, prior to closing credits, in a newly issued conduit transaction. The CMBS bonds are rated BBB- and below with a par value of $89.5 million and loss-adjusted yields ranging from 6.0% to 20.0%.

On March 8, 2007, we invested a total of $30.9 million, prior to closing credits, in a newly issued conduit transaction. The CMBS bonds are rated BBB-, BB+ and BB with a par value of $34.1 million and loss-adjusted yields ranging from 6.0% to 7.5%.

Repayments

On February 1, 2007, we received a $27.5 million repayment of an outstanding principal balance on a mezzanine loan investment with a cost basis of $27.0 million at December 31, 2006 net of $0.5 million in unamortized discount. In connection with the repayment, we also received $0.2 million in contractually scheduled interest income in accordance with the loan agreement.

Hedging/Derivatives

In connection with existing and anticipated future indebtedness, January 29, 2007, we entered into a $100.0 million forward starting interest rate swap with an effective date in November 2007. Under this swap, which terminates in December 2016, we have has agreed to pay the counterparties a fixed interest rate of 5.3% per annum in exchange for floating payments tied to one-month USD- LIBOR on the applicable notional amount.

In connection with existing and anticipated future indebtedness, on February 15, 2007, we entered into an accreting forward starting interest rate swap with an initial notional balance of $46.3 million with an effective date in October 2007 which accretes up to $83.2 million and $86.3 million between October 2008 and the termination date of the swap. Under this swap, which terminates in October 2014, we have agreed to pay the counterparties a fixed interest rate of 5.1% per annum in exchange for floating payments tied to one-month USD- LIBOR on the applicable notional amount.

In connection with existing and anticipated future indebtedness, on February 20, 2007, we entered into a forward starting interest rate swap with a notional balance of $45.0 million with an effective date in November 2007. Under this swap, which terminates in September 2016, we have agreed to pay the counterparties a fixed interest rate of 5.0% per annum in exchange for floating payments tied to one-month USD- LIBOR on the applicable notional amount.

In connection with existing and anticipated future indebtedness, on February 21, 2007, we entered into a $26.0 million forward starting interest rate swap with an effective date in November 2007. Under this swap, which terminates in February 2017, we have agreed to pay the counterparties a fixed interest rate of 5.1% per annum in exchange for floating payments tied to one-month USD- LIBOR on the applicable notional amount.

Other

On February 21, 2007, February 28, 2007 and March 7, 2007, we borrowed $59.8 million, $45.0 million and $41.4 million respectively, under our repurchase agreement with Goldman Sachs. The loans bear interest at rates ranging from LIBOR plus 50 basis points to LIBOR plus 95 basis points.

On March 12, 2007, we entered into a repurchase agreement with Liquid Funding, an affiliate of Bear, Stearns, & Co. Inc. with an available borrowing capacity of $150.0 million. The repurchase agreement is secured by rated and unrated CMBS and is scheduled to terminate at the earlier of (a) the closing by us of our third collateralized debt obligation or (b) March 2008. We subsequently borrowed $44.1 million under this repurchase agreement bearing a weighted average borrowing rate of 6.0%. Securities with a fair value of $59.2 million were pledged under this agreement.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and consolidated financial statements listed in the accompanying index are included in Item 15 of this report. See Index to Financial Statements on page F-1.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosure matters. The company has not changed accountants in the two most recent fiscal years.

ITEM 9A.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Control and Procedures. An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting. Managements Report on Internal Control over Financial Reporting, which appears on page F-2, is incorporated herein by reference.

ITEM 9B.     OTHER INFORMATION

No other information is being furnished within this Annual Report on Form 10-K.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to our definitive proxy statement for the 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the fiscal year ended December 31, 2006.

ITEM 11.     EXECUTIVE COMPENSATION

Incorporated by reference to our definitive proxy statement for the 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the fiscal year ended December 31, 2006.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our definitive proxy statement for the 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the fiscal year ended December 31, 2006.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference to our definitive proxy statement for the 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the fiscal year ended December 31, 2006.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to our definitive proxy statement for the 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the fiscal year ended December 31, 2006.

PART IV

ITEM 15.     EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements and Schedules.

Reference is made to the “Index to the Financial Statements” on page F-1 of this report and the Financial Statements included herein, beginning on page F-2.

All other financial statement schedules are not required under the related instructions, or they have been omitted either because they are not significant, the required information has been disclosed in the consolidated financial statements and the notes related thereto.

(b)	Exhibits

The following exhibits are filed as part of this annual Report on Form 10-K:

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant.*

3.2	By-laws of the Registrant.*

4.1	Form of Certificate for Common Stock.*

4.2	Registration Rights Agreement, dated June 4, 2004, between Registrant, JER Commercial Debt Advisors LLC and Friedman, Billings, Ramsey & Co., Inc.*

10.1	Management Agreement, dated June 4, 2004, between Registrant and JER Commercial Debt Advisors LLC.*

10.2	Amendment to Management Agreement, dated January 24, 2006, between Registrant and JER Commercial Debt Advisors LLC†.

10.3	Nonqualified Stock Option and Incentive Award Plan.*

10.4	Form of Restricted Stock Agreement.*

10.5	Services Agreement, dated June 4, 2004, by and among JER Investors Trust Inc., JER Commercial Debt Advisors LLC and J.E. Robert Company, Inc.*

10.6	Advisory Services Letter, dated July 8, 2005.*

10.7	Form of Stock Option Award Agreement.¥

10.8	Amendment to Management Agreement, dated January 1, 2006, between Registrant and JER Commercial Debt Advisors LLC. **

21.1	Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Section 302 Certification of Chief Executive Officer.

32.2	Section 302 Certification of Chief Financial Officer.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-122802), as amended. Such Registration Statement was originally filed with the Securities and Exchange Commission on February 14, 2005.
†	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005.
¥	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
**	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JER INVESTORS TRUST INC.

By:	/S/ TAE-SIK YOON
Name: Tae-Sik Yoon Title: Executive Vice President, Chief Financial Officer and Treasurer Date: March 16, 2007

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

Signature	Title	Date

/S/ JOSEPH E. ROBERT, JR. Joseph E. Robert, Jr.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 16, 2007

/S/ MARK WEISS Mark Weiss	President	March 16, 2007

/S/ TAE-SIK YOON Tae-Sik Yoon	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2007

/S/ KEITH W. BELCHER Keith W. Belcher	Vice Chairman of the Board and Executive Vice President	March 16, 2007

/S/ DANIEL J. ALTOBELLO Daniel J. Altobello	Director	March 16, 2007

/S/ PETER D. LINNEMAN Peter D. Linneman	Director	March 16, 2007

/S/ W. RUSSELL RAMSEY W. Russell Ramsey	Director	March 16, 2007

/S/ FRANK J. CAUFIELD Frank J. Caufield	Director	March 16, 2007

/S/ JAMES V. KIMSEY James V. Kimsey	Director	March 16, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Management’s Report on Internal Control Over Financial Reporting	F-2

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3

Report of Independent Registered Public Accounting Firm	F-4

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-5

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 and the period from Inception (April 19, 2004) through December 31, 2004	F-6

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006 and 2005 and the period from Inception (April 19, 2004) through December 31, 2004	F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and the period from Inception (April 19, 2004) through December 31, 2004	F-8

Notes to Consolidated Financial Statements	F-9

Supplemental Schedule, Schedule IV, Mortgage Loans on Real Estate	F-33

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risks that control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued a report on management’s assessment of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JER Investors Trust Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that JER Investors Trust Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). JER Investors Trust Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that JER Investors Trust Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, JER Investors Trust Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of JER Investors Trust Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005 and for the period from inception (April 19, 2004) through December 31, 2004 of JER Investors Trust Inc. and subsidiaries and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 9, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JER Investors Trust Inc.

We have audited the accompanying consolidated balance sheets of JER Investors Trust Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005 and for the period from inception (April 19, 2004) through December 31, 2004. Our audits also included the financial statement schedule of Mortgage Loans on Real Estate. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JER Investors Trust Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005 and for the period from inception (April 19, 2004) through December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of JER Investors Trust Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 9, 2007

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$143,443	$151,706
Restricted cash	83,085	108
CMBS, at fair value	790,203	416,864
Real estate loans	287,845	81,696
Real estate assets, net	38,740	—
Accrued interest receivable	8,241	4,011
Due from affiliate	146	—
Interest rate swap agreements, at fair value	1,136	—
Deferred financing fees, net	14,684	4,422
Other assets	438	369

Total Assets	$1,367,961	$659,176

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable	$974,578	$266,255
Interest rate swap agreements, at fair value	—	646
Accounts payable and accrued expenses	939	486
Dividends payable	18,523	8,477
Due to affiliate	2,110	1,550
Other liabilities	1,830	1,192

Total Liabilities	997,980	278,606

Stockholders' Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 25,757,035 and 25,687,035 shares issued and outstanding, respectively	258	257
Additional paid-in capital	391,872	391,553
Cumulative dividends paid/declared	(69,250)	(22,698)
Cumulative earnings	45,374	13,661
Accumulated other comprehensive income (loss)	1,727	(2,203)

Total Stockholders' Equity	369,981	380,570

Total Liabilities and Stockholders' Equity	$1,367,961	$659,176

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the Year Ended December 31,		For the Period From Inception (April 19, 2004) Through December 31, 2004
	2006	2005
REVENUES
Interest income from CMBS	$50,771	$23,979	$2,344
Interest income from real estate loans	16,827	11,286	245
Interest income from cash and cash equivalents	6,259	1,056	951
Lease income from real estate assets	153	—	—
Other income	—	97	—

Total Revenues	74,010	36,418	3,540
EXPENSES
Interest expense	26,662	5,926	—
Management fees, affiliate	7,631	5,604	1,864
General and administrative	6,965	4,355	2,438
Stock compensation	320	157	5,137

Total Expenses	41,578	16,042	9,439
INCOME (LOSS) BEFORE OTHER GAINS (LOSSES)	32,432	20,376	(5,899)
OTHER GAINS (LOSSES)
Loss on sales of assets, net	—	(821)	—
Loss on impairment of assets	(719)	—	—
Gain due to hedge ineffectiveness	—	5	—

NET INCOME (LOSS)	$31,713	$19,560	$(5,899)

Net earnings (loss) per share:
Basic	$1.23	$1.08	$(0.62)

Diluted	$1.23	$1.08	$(0.62)

Weighted average shares of common stock outstanding:
Basic	25,686,377	18,123,087	9,511,915

Diluted	25,699,484	18,124,365	9,511,915

Dividends declared per common share	$1.81	$1.18	$—

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Dividends Paid/ Declared	Cumulative Earnings (Losses)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at Inception (April 19, 2004)	—	$—	$—	$—	$—	$—	$—
Comprehensive loss:
Net loss					(5,899)		(5,899)
Fair value adjustment for effective cash flow hedges, net						(234)	(234)
Unrealized losses on securities available-for-sale						(343)	(343)

Total comprehensive loss							(6,476)
Shares issued, net of offering costs	11,500	115	160,013				160,128
Share grants, net of share grant amortization	345	3	5,134				5,137

Balance at December 31, 2004	11,845	$118	$165,147	$—	$(5,899)	$(577)	$158,789

Comprehensive income:
Net income					19,560		19,560
Fair value adjustment for effective cash flow hedges, net						150	150
Unrealized losses on securities available-for-sale						(1,776)	(1,776)

Total comprehensive income							17,934
Dividends to stockholders				(22,698)			(22,698)
Shares issued, net of offering costs	13,832	139	226,249				226,388
Share grants, net of share grant amortization	10	—	157				157

Balance at December 31, 2005	25,687	257	391,553	(22,698)	13,661	(2,203)	380,570

Comprehensive income:
Net income					31,713		31,713
Fair value adjustment for effective cash flow hedges						1,783	1,783
Realized loss on swap terminations, net of amortization						(6,034)	(6,034)
Unrealized gains on securities available-for-sale						8,181	8,181

Total comprehensive income							35,643
Dividends to stockholders				(46,552)			(46,552)
Share grants, net of share grant amortization	70	1	296				297
Amortization of stock option deferred compensation			23				23

Balance at December 31, 2006	25,757	$258	$391,872	$(69,250)	$45,374	$1,727	$369,981

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,		For the Period From Inception (April 19, 2004) Through December 31, 2004
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,713	$19,560	$(5,899)
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion/ amortization on original issue discount	636	427	(330)
Amortization of debt issuance costs	828	497	—
Losses on sales of investments	—	990	—
Loss on impairment of assets	719	—	—
Capitalized interest on originated mezzanine loans	(1,204)	(3,592)	—
Compensation expense related to stock awards	320	157	5,137
Unrealized gains on interest rate derivatives	—	(5)	—
Changes in assets and liabilities:
Increase in other assets	(60)	(253)	(298)
Increase in accrued interest receivable	(4,230)	(2,742)	(1,269)
Increase in due to/from affiliates, net	414	1,041	509
Increase in accounts payable and accrued expenses	993	731	946

Net cash provided by (used in) operating activities	30,129	16,811	(1,204)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of CMBS	(366,461)	(340,036)	(167,082)
Purchase/origination of real estate loans	(266,436)	(99,975)	(29,865)
Purchase of real estate assets	(38,763)	—	—
(Increase) in restricted cash, net	(82,977)	(108)
Proceeds from sale of CMBS	—	87,111	—
Proceeds from sale/repayment of real estate loans	61,542	51,843	—

Net cash used in investing activities	(693,095)	(301,165)	(196,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	—	226,388	160,128
Dividends paid	(36,506)	(14,221)	—
Proceeds from repurchase agreements	344,667	458,388	39,200
Repayment of repurchase agreements	(344,667)	(497,588)	—
Proceeds from collateralized debt obligations	708,323	266,255
Payment of financing costs	(11,001)	(4,912)	—
Proceeds (payment) on termination of interest rate swaps	(6,113)	573	—

Net cash provided by financing activities	654,703	434,883	199,328

Net (decrease) increase in cash and cash equivalents	(8,263)	150,529	1,177
Cash and cash equivalents at beginning of period	151,706	1,177	—

Cash and cash equivalents at end of period	$143,443	$151,706	$1,177

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$25,873	$5,472	$—

Dividends declared but not paid	$18,523	$8,477	$—

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

The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to shareholders. Additionally, management believes that the Company conducts its operations so as not to be regulated as an investment company under the Investment Company Act of 1940. We are not subject to regulation as an investment company under the Investment Company Act because we do not meet the definition of an investment company under the Investment Company Act, including Section 3(a)(1)(C). From time to time in the past, we have relied on the exclusion from investment company status provided by Section 3(c)(5)(C) of the Investment Company Act (and Section 3(c)(6) if, from time to time, we engaged in our real estate business through one or more majority-owned subsidiaries).

Subject to certain restrictions and limitations, the business of the Company is managed by JER Commercial Debt Advisors LLC (the “Manager”). The consolidated financial statements of JER Investors Trust Inc. include the accounts of the Company, six wholly-owned subsidiaries created in connection with the Company’s collateralized debt obligations (“CDO”), three wholly-owned subsidiaries established for financing purposes, the Company’s taxable REIT subsidiary (“TRS”) and one wholly-owned subsidiary related to the acquisition of net leased real estate assets. There are no balances or activities in the TRS and two of the financing subsidiaries.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions and balances have been eliminated. In preparing these consolidated financial statements, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash, time deposits, and money market funds with an original maturity of 90 days or less when purchased. Carrying value approximates fair value due to the short-term maturity of the investments.

Restricted Cash

Restricted cash consists primarily of amounts on deposit with the trustee of the Company’s CDOs, and the December 31, 2006 balance primarily represents proceeds from CDO II, as defined in Note 6, that will be used to fund future collateral investments for CDO II. Also included are the proceeds from repayments of loans serving as collateral for CDO II, which will be used to fund replacement collateral for CDO II. In addition, restricted cash includes interest payments received by the trustee on investments that serve as collateral for the CDOs, which are remitted to us on a monthly basis, and future funding obligations on certain investments.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. At December 31, 2006, the Company has interest rate swaps designated as cash flow hedges, as further described in Note 8. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheets as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Ineffectiveness, if any, is recorded in the income statement. The net gain or loss related to the termination of a derivative instrument remains in accumulated other comprehensive income (loss) and is amortized into earnings during the same period in which the original hedged transaction affects earnings when it is probable that the forecasted transaction will occur within the originally specified time period. The Company periodically reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly as required by the standard. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS No. 133. The Company currently has no fair value hedges outstanding.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

Real Estate Loans

The Company determines if its real estate loans should be accounted for as loans, real estate investments or equity method joint ventures in accordance with AICPA Practice Bulletin No. 1 on acquisition, development or construction (“ADC”) arrangements. To date, the Company has accounted for all of its arrangements as loans based on the guidance set forth in the Practice Bulletin.

Real Estate and Depreciation

The Company accounts for real estate acquisitions pursuant to SFAS No. 141, “Business Combinations.” Accordingly, the Company allocates the purchase price of the acquired assets to land, building and improvements and intangibles, if any, based on their estimated respective fair values at the acquisition date. The Company assesses fair value based on third party appraisals and available market information. Buildings are depreciated on a straight-line basis over an estimated useful life of 40 years. Any capital improvement expenditures associated with replacements, improvements, or major repairs to real property that extend its useful life are capitalized and depreciated using the straight-line method over their estimated useful lives. Real estate depreciation expense for the year ending December 31, 2006 was $23.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flow estimated to be generated by those assets are less than the assets’ carrying value. The Company does not believe that impairment indicators are present, and accordingly, no such losses were recorded for the year ended December 31, 2006.

In accordance with the criteria established in SFAS No. 13, “Accounting for Leases,” the Company has evaluated each lease agreement related to the net leased real estate assets more fully described in Note 5. At December 31, 2006, the Company has determined that all leases are operating leases and have accounted for them as such.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized into earnings through interest expense over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not close.

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

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

Earnings per Share

The Company calculates basic and diluted earnings per share in accordance with SFAS No. 128 “Earnings per Share.” Basic earnings per share (“EPS”) is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the period. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised. The dilutive effect of 215,000 shares of non-vested restricted stock and unexercised stock options has been excluded from the calculation of basic earnings per share for the year ended December 31, 2006. The dilutive effect of 5,000 shares of non-vested restricted stock has been excluded from the calculation of basic earnings per share for the year ended December 31, 2005. The following table presents a reconciliation of basic and diluted weighted average common shares:

	For the Year Ended December 31,
	2006	2005	2004
Basic weighted average common shares	25,686,377	18,123,087	9,511,915
Dilutive potential common shares
Directors and officers stock awards	10,482	1,278	—
Officer stock options	2,625	—	—

Diluted weighted average common shares	25,699,484	18,124,365	9,511,915

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). The Company’s other comprehensive income (loss) is comprised primarily of unrealized gains and losses on securities categorized as available-for-sale, swap termination costs amortized through a charge to interest expense over the life of the hedge and from net realized and unrealized gains and losses on certain derivative instruments accounted for as cash flow hedges. During the years ended December 31, 2006 and 2005, the Company amortized a net of $0.1 million and ($6), respectively, from other comprehensive income (loss) to interest expense related to cash flow hedges due to terminations of interest rate swaps more fully described in Note 8. No such amounts were reclassified for the period from inception (April 19, 2004) through December 31, 2004. Total comprehensive income (loss) for the year ended December 31, 2006 and 2005 and the period from inception (April 19, 2004) through December 31, 2004 was $35.6 million, $17.9 million and ($6.5) million, respectively.

Revenue Recognition

Interest income on loans and securities investments is recognized over the life of the investment using the effective interest method. Mortgage loans will generally be originated or purchased at or near par value and interest income will be recognized based on the contractual terms of the debt instrument. In accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” any discounts or premiums on purchased loans and loan fees or acquisition costs on originated loans will be deferred and recognized over the term of the loan as an adjustment to yield. Any unamortized balance of purchased premiums or discounts and loan origination costs are included as a part of the cost basis of the asset in the accompanying consolidated balance sheets. Any exit fees received from prepayments of loans are recognized in the current period and included in interest income.

Interest income on CMBS investments is recognized on the effective interest method as required by EITF 99-20. Under EITF 99-20, management estimates, at the time of purchase, the future expected cash flows and

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Lease income from leased real estate assets is recognized on a straight-line basis over the terms of the lease in accordance with SFAS No. 13, “Accounting for Leases.” The amount of rent recognized as income in excess of amounts contractually due pursuant to the underlying leases are included in other assets on the accompanying balance sheets. The Company may establish, on a current basis, an allowance against the account for future potential tenant credit losses which may occur. The balance reflected on the balance sheet will be net of such allowance.

Income Taxes

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payments,” which established accounting and disclosure requirements using a fair-value based method of

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

accounting for stock-based employee compensation plans. Compensation expense related to grants of stock, stock options and other equity instruments is recognized over the vesting period of such grants and is based on the estimated fair value on the grant date.

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

The Company’s ownership of the subordinated classes of CMBS from a single issuer gives it the right to control the foreclosure/workout process on the underlying loans (“Controlling Class CMBS”). FIN 46R has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a qualifying special-purpose entity (“QSPE”) does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust’s QSPE status can be impacted in future periods by activities of its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent its CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, the Company records the investments at the purchase price paid. To the extent the underlying trusts are not QSPE’s, the Company follows the guidance set forth in FIN 46R as the trusts would be considered VIEs.

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

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

The table below details information about the Company’s CMBS investments, including the purchase date, the face amount of the total CMBS issuance, the original face amount of our CMBS investments, and the amortized cost of our CMBS investments as of December 31, 2006 and 2005:

	Investment Date	Total Face Amount of CMBS Issuance	Original Face Amount of Investment	Amortized Cost as of December 31,
CMBS Trust				2006	2005
MACH One 2004-1	July 2004	$643,261	$50,637	$18,611	$18,492
CSFB 1998-C1	August 2004	2,482,942	12,500	9,316	9,107
CSFB 2004-C4	November 2004	1,138,077	52,976	22,547	22,539
MLMT 2004-BPC1	November 2004	1,242,650	76,986	26,535	26,551
JPMCC 2004-C3	December 2004	1,517,410	81,561	35,872	35,938
JPMCC 2005-CIBC11	March 2005	1,800,969	70,035	34,096	34,405
BACM 2005	April 2005	2,322,091	84,663	41,739	41,872
LB UBS 2005-C2	April 2005	1,942,131	7,000	4,308	4,287
CSFB 2005-C2	May 2005	1,614,084	82,261	38,971	38,920
LB UBS 2005-C3	June 2005	2,060,632	39,335	19,780	19,908
JPMCC 2005-CIBC12	July 2005	2,167,039	70,429	34,857	35,122
JPMCC 2005-LDP4	September 2005	2,677,075	90,352	48,801	48,846
MSCI 2005-IQ10	October 2005	1,546,863	55,274	30,755	30,793
MLMT 2005 CKI1	December 2005	3,073,749	96,066	51,976	52,203
MSC 2006 HQ8	March 2006	2,731,231	105,707	62,093	—
JPMCC 2006-CIBC15	June 2006	2,118,303	71,493	37,845	—
CGCMT 2006-C4	June 2006	2,263,536	84,395	51,043	—
MSCI 2006- HQ9	August 2006	2,565,238	81,338	48,850	—
MLMT 2006- C2	August 2006	1,542,697	60,067	38,259	—
JPMCC 2006- LDP8	September 2006	3,066,028	107,158	64,642	—
CD 2006- CD3	October 2006	3,571,361	110,713	63,245	—

Total		$44,087,367	$1,490,946	$784,141	$418,983

The Company’s maximum exposure to loss as a result of its investment in these securities totaled $784.1 million and $419.0 million as of December 31, 2006 and 2005 respectively.

The financing structures that the Company offers to its borrowers on certain of its loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46R. Management has evaluated these entities and has concluded that none of them are VIEs that are subject to consolidation under FIN 46R.

New Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation requires recognition of the impact of a tax position if that position is more-likely-than-not of being sustained upon examination including resolution of any related appeals or litigation processes, based on the technical merits of the position. In addition, FIN 48 provides measurement guidance whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the consolidated financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

Company will adopt FIN 48 as of January 1, 2007. The Company does not expect the adoption of FIN 48 will have a material impact, if any, on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140,” which addresses accounting for certain hybrid financial instruments that contain embedded derivatives and eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for the fiscal year ended December 31, 2007. The Company has not yet determined what impact, if any, SFAS No. 155 may have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined what impact, if any, SFAS No. 157 will have on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.    CMBS

The following is a summary of the Company’s CMBS by rating class as of December 31, 2006 and 2005 and 2004:

	As of December 31, 2006
Security Description	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
		Gains	Losses		Coupon	Yield	Term (yrs)
Investment Grade (BBB rated )	$92,210	$1,747	$(302)	$93,655	5.8%	6.3%	10.6
Non-Investment Grade (BB, B, NR rated)	691,931	11,852	(7,235)	696,548	5.1%	9.1%	11.3

Total CMBS	$784,141	$13,599	$(7,537)	$790,203	5.2%	8.8%	11.3

	As of December 31, 2005
Security Description	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
		Gains	Losses		Coupon	Yield	Term (yrs)
Investment Grade (BBB rated)	$29,431	$—	$(1,360)	$28,071	5.4%	6.0%	10.6
Non-Investment Grade (BB, B, NR rated)	389,552	4,198	(4,957)	388,793	4.8%	9.1%	11.9

Total CMBS	$418,983	$4,198	$(6,317)	$416,864	4.9%	8.9%	11.8

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

	As of December 31, 2004
Security Description	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
		Gains	Losses		Coupon	Yield	Term (yrs)
Investment Grade (BBB rated)	$66,848	$—	$(622)	$66,226	5.3%	5.5%	10.2
Non-Investment Grade (BB, B, NR rated)	100,565	1,692	(1,413)	100,844	4.9%	10.2%	12.7

Total	$167,413	$1,692	$(2,035)	$167,070	5.1%	8.3%	11.7

The unrealized gains (losses) are primarily the result of changes in market interest rates and credit spreads subsequent to the purchase of a CMBS investment.

The following table sets forth the amortized cost, fair values and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005 and 2004:

	As of December 31, 2006
Security Description	Amortized Cost	Unrealized loss > 12 months	Unrealized loss < 12 months	Fair Value
Investment Grade (BBB rated)	$15,515	$(302)	$—	$15,213
Non-Investment Grade (BB, B, NR rated)	295,205	(6,760)	(475)	287,970

Total	$310,720	$(7,062)	$(475)	$303,183

	As of December 31, 2005
Security Description	Amortized Cost	Unrealized loss > 12 months	Unrealized loss < 12 months	Fair Value
Investment Grade (BBB rated)	$29,431	$(629)	$(731)	$28,071
Non-Investment Grade (BB, B, NR rated)	260,713	—	(4,957)	255,756

Total	$290,144	$(629)	$(5,688)	$283,827

	As of December 31, 2004
Security Description	Amortized Cost	Unrealized loss > 12 months	Unrealized loss < 12 months	Fair Value
Investment Grade (BBB rated)	$46,604	$—	$(622)	$45,982
Non-Investment Grade (BB, B, NR rated)	43,649	—	(1,413)	42,236

Total	$90,253	$—	$(2,035)	$88,218

The unrealized losses result from the fair value of the securities falling below the amortized cost basis and are primarily the result of market factors other than credit impairment. The unrealized losses have been determined to be temporary and do not affect the Company’s net income. The Company intends to hold CMBS investments to maturity.

For the year ended December 31, 2006, pursuant to EITF 99-20, the Company recorded aggregate impairment charges to earnings totaling $0.7 million. This other than temporary impairment charge related to eight securities in three different CMBS trusts where the cash flow projection of the security at that time was estimated to be lower than the cash flow projection of the same security in the prior reporting period and, at the same time, the fair value of the security was less than the carrying value. The actual cash flows of the security

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

will depend on final resolutions of the underlying loans and assets in the respective CMBS trusts. For the year ended December 31, 2005 and the period from inception (April 19, 2004) through December 31, 2004, the Company recorded no impairment charges.

As of December 31, 2006 and 2005, the mortgage loans in the underlying collateral pools for all CMBS were secured by properties of the types and at the locations identified below:

Location(1)	December 31, 2006	December 31, 2005	Property Type(1)	December 31, 2006	December 31, 2005
California	15.3%	12.8%	Retail	31.0%	34.5%
New York	7.2%	9.7%	Office	28.3%	27.0%
Texas	6.9%	9.0%	Residential	17.3%	17.7%
Florida	5.3%	6.4%	Hospitality	6.9%	6.1%
Virginia	4.7%	3.0%	Industrial	4.4%	3.8%
Pennsylvania	4.2%	3.5%	Other(2)	9.7%	6.5%
Other(2)	54.0%	51.2%	Re-REMIC(3)	2.4%	4.4%
Re-REMIC(3)	2.4%	4.4%

Total	100.0%	100.0%	Total	100.0%	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans.

(2)	No other individual state or property type comprises more than 4.0% of the total as of December 31, 2006 and 2005.

(3)	The Company’s investment in a Re-REMIC backed by CMBS from 41 previous conduit securitizations is not included in the above categories due to the stratification information on the original loan collateral not being meaningful.

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

For the year ended December 31, 2006, the Company invested a total of $369.3 million, prior to closing credits, in seven newly issued conduit transactions. The CMBS bonds are rated BBB- and below with loss-adjusted yields ranging from 6.1% to 14.0%.

For the year ended December 31, 2005, the Company invested a total of $342.1 million, prior to closing credits, in nine newly issued conduit transactions. The CMBS bonds are rated BBB- and below with loss-adjusted yields ranging from 5.9% to 15.4%.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

4.    REAL ESTATE LOANS

At December 31, 2006 and 2005, our real estate loans consisted of the following:

	As of December 31, 2006
Description	Carrying Value	Weighted Average Interest Rate	Range of Initial Maturity Dates
First Mortgages	$31,951	8.0%	February 2008
Mezzanine Loans	255,894	9.8%	March 2007 – October 2008

	$287,845	9.6%

	As of December 31, 2006
Description	Carrying Value	Weighted Average Interest Rate	Range of Initial Maturity Dates
Mezzanine Loans	$81,696	15.1%	July 2006 – October 2007

	$81,696	15.1%

For the year ended December 31, 2006, the Company received repayments of $61.5 million related to outstanding principal balances on certain mezzanine loan investments. In connection with a $23.0 million loan repayment in May 2006, the Company received a 1% prepayment fee of $0.2 million and $0.2 million in contractually scheduled interest income in accordance with the loan agreement. In connection with a $14.0 million loan repayment in November 2006, the Company received $0.1 million in contractually scheduled interest income in accordance with the loan agreement.

For the year ended December 31, 2005, the Company received principal repayments of $51.8 million on certain mezzanine loan investments.

For the year ended December 31, 2006, the Company invested a total of $266.4 million, net of a $0.6 million discount, in ten real estate loans. The loans bear interest based on LIBOR plus a spread ranging from 2.1% to 5.3% and have maturity dates between November 2007 and October 2008.

For the year ended December 31, 2005, the Company invested a total of $100.0 million in four real estate loans. The loans bear interest based on LIBOR plus a spread ranging from 4.9% to 18.0% and had maturity dates between August 2006 and October 2007.

In August 2006, the Company granted the first of two 1-year extensions in accordance with terms of the agreement on an $11.5 million mezzanine loan investment. As part of this extension, an entity affiliated with the borrower provided an interest guarantee. The loan bears interest based on LIBOR plus a 4.91% spread and is secured by a 300 room hotel property in Pittsburgh, PA. With respect to this investment, the Company has determined that one or more non-monetary defaults may exist under the applicable loan documents due to the failure and/or delay by the applicable borrowing entities to provide certain information about the borrower entities, the underlying property and an unqualified opinion from their independent auditors as to the scope of the audits or as to the status of the borrowers or property owner as a going concern. Although the Company is working with the borrowers to correct such non-monetary defaults, no assurance can be given that such defaults

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

will be remedied. All payments due under the mezzanine loan are current and no losses are anticipated.

5.    REAL ESTATE ASSETS

On December 22, 2006, the Company acquired a portfolio of six net leased assets located in five states within the United States for $38.8 million through a sale-leaseback transaction. These properties have an initial lease term of twenty-five years. At the conclusion of the lease term, the lease agreement provides several options to the parties involved, including a put/call option and the extension of the lease term for an additional ten years. In addition, the lease agreement requires minimum rental payments with annual rent escalations beginning in the third year of the lease. The lease entered into is on a net rent basis whereby the tenant is responsible for all operating expenses, real estate taxes and insurance. The Company is accounting for this lease as an operating lease under SFAS No. 13.

The following schedule presents the Company’s investment in net leased real estate assets as of December 31, 2006:

Real estate assets	$38,763
Less: Accumulated Depreciation	(23)

Real estate assets, net	$38,740

The Company allocates the purchase price in accordance with SFAS 141. The purchase price is subject to change based on the terms of the purchase and sale agreement and will not be finalized until June 30, 2007; therefore, the Company’s purchase price allocation at December 31, 2006 is not finalized. The lease income and depreciation expense of the acquired properties are included in the income statement from their respective acquisition date. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2006, are as follows:

2007	$3,876
2008	3,876
2009	3,993
2010	4,112
2011	4,236
Thereafter	117,229

Total	$137,322

6.    LOANS AND NOTES PAYABLE

Collateralized Debt Obligations

On October 17, 2006, the Company issued its second CDO through two wholly-owned subsidiaries of the Company, JER CRE CDO 2006-2, Limited and JER CRE CDO 2006-2, LLC (collectively “CDO II”). CDO II is secured by $1.2 billion par value of collateral interests consisting of CMBS, mezzanine loan interests, first mortgage loan interests, Re-REMIC securities, and real estate CDO securities. CDO II issued privately placed notes totaling $768.4 million rated AAA through BBB- (“Investment Grade Notes”). The Company purchased a portion of the Investment Grade Notes and retained all of the non-investment grade notes and preferred shares.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

$708.3 million of Investment Grade Notes were issued to third parties consisting of $47.0 million of fixed rate notes with a weighted average interest rate of 5.8% and $661.3 million of floating rate notes with a weighted average interest rate of LIBOR plus 62 basis points excluding fees and expenses. The Investment Grade Notes have a remaining expected average maturity of 8.9 years as of December 31, 2006. CDO II included a ramp facility of approximately $230.9 million that will finance additional collateral interests, as well as a replenishment collateral pool up to $275.0 million that will allow replenishment of proceeds of real estate loans that are paid off within five years from the closing of the transaction, subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture. At issuance, the weighted average cost of borrowing for CDO II was approximately 63 basis points (excluding fees and expenses) over applicable swap or LIBOR rates. The Company incurred $10.5 million of issuance costs, which were deferred and are amortized on an effective yield basis over the life of CDO II. Unamortized debt issuance costs of $10.4 million are included as a component of other assets on the consolidated balance sheet at December 31, 2006. Subsequent to the closing of CDO II during the quarter ended December 31, 2006, the Company contributed CMBS of $60.0 million and mortgage loan interests of $101.9 million to CDO II and received a $14.0 million mezzanine loan repayment on CDO II collateral. As of December 31, 2006, the remaining ramp facility was $69.0 million and available replenishment proceeds were $14.0 million, both of which are reflected in restricted cash on the consolidated balance sheets.

A portion of the proceeds from the sale of the notes issued by CDO II were used to pay down approximately $294.9 million in outstanding debt and accrued interest thereon of $0.8 million under various repurchase agreements, fees and expenses of approximately $10.5 million and swap termination costs of $6.1 million, and funding the $230.9 million ramp facility, resulting in net cash proceeds of approximately $165.0 million.

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

A portion of the proceeds from the sale of the notes issued by CDO I were used to purchase $52.2 million of CMBS bonds rated BB+ and below, of which portions of those bonds with a par value of $48.6 million are held as collateral in CDO I pursuant to the ramp facility. The $370.1 million par value of remaining assets pledged as collateral in CDO I were contributed from our existing portfolio of CMBS. Two of the Investment Grade Notes, totaling $119.2 million were issued with floating rate coupons with a weighted average rate of LIBOR plus 0.4% before fees and expenses. The remaining Investment Grade Notes totaling $147.0 million, net of the portion retained by the Company, were issued with fixed rate coupons with a weighted average rate of 6.0% before fees and expenses. The Investment Grade Notes have a remaining expected average maturity of 8.7 years as of December 31, 2006. The Company incurred $4.4 million of issuance costs, which were deferred and are amortized on an effective yield basis over the life of CDO I. Unamortized debt issuance costs of $3.9 million and $4.2 million are included as a component of other assets on the consolidated balance sheets at December 31, 2006 and 2005, respectively.

The Company has accounted for the CDO I and CDO II transactions as financings due to certain permitted activities of the CDO trusts that are not consistent with activities of a QSPE permitted under SFAS No. 140, such as having the ability to sell impaired securities and acquire replacement securities with the proceeds at the discretion of the collateral administrator. Accordingly, the assets transferred to the CDO trusts are reflected in the Company’s balance sheets and notes issued to third parties are reflected as notes payable in the accompanying consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

Repurchase Agreements

In September 2006, a wholly owned subsidiary of the Company entered into a repurchase agreement with Goldman Sachs Mortgage Company. The repurchase agreement provides financing of up to $250.0 million secured by various types of real estate loans and is scheduled to terminate at the earlier of (a) the closing by the Company of its third collateralized debt obligation transaction or (b) October 1, 2007. The facility allows us to borrow against eligible loan collateral and is limited recourse (10% of the outstanding balance) to the Company. The repurchase agreement was fully repaid in October 2006 with the proceeds generated from the closing of CDO II. There were no amounts outstanding under this agreement as of December 31, 2006.

In September 2006, the Company amended its repurchase agreement with Liquid Funding, an affiliate of Bear, Stearns & Co. Inc., increasing the financing available by $150.0 million to $300.0 million. The repurchase agreement was fully repaid in October 2006 with the proceeds generated from the closing of CDO II. The repurchase agreement was secured by rated and unrated CMBS and terminated with the execution of CDO II.

The Company had a repurchase agreement in place with Banc of America Securities LLC and its affiliates providing for a maximum of $150.0 million in financing which matured on May 8, 2006. The repurchase agreement, which had a one-year extension option, subject to certain conditions, was not renewed. There were no amounts outstanding as of December 31, 2006 and 2005 under this agreement.

The Company has considered an interpretation of GAAP relating to the treatment of transactions where investments acquired by the Company from a particular counterparty are simultaneously or subsequently financed via a repurchase agreement with that same counterparty or an affiliate thereof. Currently, in such cases, the Company records such transactions as a sale of the investment to us and such related debt provided to the Company as a financing. An alternative interpretation of GAAP, however, concerns whether such investments should be treated as a derivative. The Company has identified several investments that may be affected by such alternative interpretation. In the quarter ended June 30, 2006, the Company acquired four mezzanine loan investments from a counterparty. Subsequently, during the quarters ended September 30, and December 31, 2006, the same counterparty provided financing via a repurchase agreement for the same four mezzanine loans. The four mezzanine loan investments are floating rate instruments, and based on these terms, their carrying value approximates fair value. If the Company recorded these mezzanine loans as a derivative in connection with financing such loans, changes in the fair value of such derivative would have affected net income in the quarters ended September 30 and December 31, 2006. In addition, total assets and total liabilities would have been affected for the period ended September 30, 2006. The repurchase agreement provided by the counterparty was fully repaid in October 2006 in connection with CDO II. The Company has an investment in CMBS that was acquired in the quarter ended June 30, 2005 from a counterparty (as part of a selling syndicate) that also provided via a repurchase agreement, financing for some of the classes of the same CMBS at the time of initial acquisition. While the Company continues to own most of this CMBS investment, all debt outstanding under the initial repurchase agreement provided by the counterparty was fully repaid during the quarter ended September 30, 2005. If the Company recorded certain classes of this one CMBS investment as a derivative at the time of acquisition, changes in the fair value of such derivative would have affected net income in 2005. In addition, total assets and total liabilities would have been affected for the periods ended June 30, 2005 and September 30, 2005. Our understanding is that the issue is being considered for further technical guidance by the accounting standard setters. Future guidance may require the Company to adjust the accounting for the assets in which the Company has invested.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company presents its financial instruments at estimated fair value in the accompanying consolidated financial statements in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” which defines fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, in other than a forced sale or liquidation.

The fair values of the Company’s CMBS and interest rate swap agreements on the consolidated balance sheets are based on management’s estimates and market pricing information provided by certain dealers who actively trade these financial instruments as further described in Notes 3 and 8, respectively. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Real estate loans, repurchase agreements and floating rate debt are floating rate instruments and based on these terms their carrying value approximates fair value. At December 31, 2006, the fair value of fixed rate notes payable held by third parties with principal balances of $147.0 million and $47.0 million, respectively, issued as part of CDO I and CDO II approximates $145.4 million and $47.2 million, respectively. At December 31, 2005, the fair value of fixed rate notes related to CDO I was $148.7 million.

8.    DERIVATIVE FINANCIAL INSTRUMENTS

As of December 31, 2006, $1.2 million is reflected in accumulated other comprehensive income (loss) in the consolidated balance sheets representing the fair value of the effective portions of the Company’s outstanding cash flow hedges, which are further discussed below. In connection with the pricing of CDO II in September 2006, the Company, through JER CRE CDO 2006-2, Limited, a wholly-owned subsidiary, entered into an amortizing interest rate swap with an initial notional balance of approximately $386.3 million which declines to approximately $219.9 million. At the same time, in connection with CDO II and other anticipated or existing indebtedness, the Company also entered into an accreting interest rate swap with an initial notional balance of zero increasing to approximately $33.8 million in October 2009 and increasing thereafter to approximately $80.1 million. These interest rate swaps, which mature in August 2016, are expected to hedge the interest rate risk exposure on amortizing principal amounts of floating-rate Investment Grade Notes issued by the Company upon the closing of CDO II and a portion of the Company’s other anticipated or existing indebtedness. These swaps are designated as cash flow hedges and are expected to be effective in hedging the risk of changes in interest cash outflows attributable to changes in the applicable USD-LIBOR rate over the term of the hedging relationship. Under the swaps, the Company has agreed to pay the counterparties a weighted average fixed interest rate of 5.1% per annum in exchange for floating payments tied to USD- LIBOR on the applicable notional amount. As of December 31, 2006, the combined fair value of the two interest rate swaps is $0.2 million which is recorded in accumulated other comprehensive income (loss).

In connection with the pricing of CDO I in October 2005, through JER CRE CDO 2005-1, Limited, the Company entered into an amortizing interest rate swap with an initial notional balance of approximately $110.0 million. The amortizing interest rate swap hedges the interest rate risk exposure on an amortizing principal amount of the floating-rate Investment Grade Notes issued by the Company. This swap is designated as a cash flow hedge and is expected to be effective in hedging the risk of changes in interest cash outflows attributable to changes in the applicable USD-LIBOR swap rate over the term of the hedging relationship. Under the swap, the Company has agreed to pay the counterparty a fixed interest rate of 4.9% per annum in exchange for floating payments on the applicable notional amount. As of December 31, 2006, the fair value of the amortizing interest rate swap agreement related to CDO I is $1.0 million, which is recorded in accumulated other comprehensive income (loss).

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

In June and August 2006, the Company entered into a total of four forward-starting interest rate swaps to mitigate the risk of changes in the interest-related cash outflows on the forecasted issuance of floating rate debt. Under these swaps, the Company agreed to pay the counterparties a weighted average fixed interest rate of 5.4% per annum in exchange for floating payments on the total notional amount of $177.0 million. In connection with the pricing of CDO II in September 2006 and other anticipated or existing indebtedness, the Company effectively terminated or assigned for value these four outstanding interest rate swaps. The net costs from termination of $6.1 million were recorded in accumulated other comprehensive income and are being amortized from accumulated other comprehensive income (loss) as an increase to interest expense over the life of CDO II based on the effective yield method. For the year ended December 31, 2006, $0.1 million has been amortized from accumulated other comprehensive income (loss) as an increase to interest expense.

In connection with the pricing of CDO I in October 2005, the Company effectively terminated or assigned for value $201.0 million notional amount of interest rate swaps outstanding. The net proceeds from termination of $0.6 million were recorded in accumulated other comprehensive income (loss) and are being amortized from accumulated other comprehensive income (loss) as a decrease to interest expense over the life of CDO I based on the effective yield method. For the year ended December 31, 2006, $46 has been amortized from accumulated other comprehensive income (loss) as a reduction to interest expense.

Of the existing balances in accumulated other comprehensive income (loss) related to its previously terminated cash flow hedge derivatives, the Company estimates that approximately $0.5 million will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense in the next twelve months.

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

9.    DIFFERENCES BETWEEN FINANCIAL STATEMENTS NET INCOME AND TAXABLE INCOME

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

Income on CMBS investments is computed for GAAP purposes based upon a yield, which assumes credit losses will occur (See Note 2 – Revenue Recognition for further discussion). The yield to compute the Company’s taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. Additionally, due diligence expenses incurred related to the acquisition of CMBS and loan investments not originated are required to be expensed as incurred for GAAP purposes but are included

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

as a component of the cost basis of the asset and amortized for tax purposes. Primarily as a result of these two differences, the net difference between the GAAP and tax bases of the underlying CMBS investments was approximately $22.5 million and $7.3 million at December 31, 2006 and 2005, respectively, with tax basis being greater than GAAP basis. The difference between the GAAP and tax bases of loan investments not originated due to the timing of due diligence expenses was $0.3 million and $66 at December 31, 2006 and 2005, respectively, with tax basis being greater than GAAP basis.

10.    COMMON STOCK

In June 2004, the Company sold 11,500,000 shares of its common stock through transactions that were exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 144A, Regulation S and Regulation D (the “144A Offering”). Gross proceeds were $172.1 million. Net proceeds after deducting the initial purchaser’s discount and other offering expenses were $160.1 million. In July 2005, the Company completed its initial public offering of 12,000,000 shares of its common stock at a price of $17.75 per share. In August 2005, the underwriters exercised their option to purchase an additional 1,832,025 shares at the public offering price less the underwriting discount to cover over-allotments. The net proceeds to the Company on the sale of 12,000,000 shares in the initial public offering and the 1,832,025 shares pursuant to the over-allotment option was $226.4 million after deducting the underwriting discount and offering expenses and was primarily used to pay down indebtedness.

In connection with the 144A Offering, the Company issued 335,000 shares to its Manager pursuant to its Nonqualified Option and Incentive Award Plan as further described in Note 11. In addition, as of December 31, 2006, the Company has granted an aggregate of 30,000 shares of restricted stock to its independent directors and 60,000 shares of restricted common stock to an officer as further discussed in Note 12.

As of December 31, 2006 and 2005, the Company had issued and outstanding common shares of 25,757,035 and 25,687,035, respectively.

11.    RELATED PARTY TRANSACTIONS

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

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition, the Manager is entitled to receive a quarterly incentive fee in an amount, not less than zero, equal to the product of (i) 25% of the dollar amount by which (a) Funds From Operations (as defined in the Management Agreement) of the Company for such quarter per share of Common Stock (based on the weighted average number of shares outstanding for such quarter) exceeds (b) an amount equal to (A) the weighted average of the price per share of Common Stock in the 144A Offering, and the prices per share of Common Stock in any subsequent offerings by the Company multiplied by (B) the greater of (1) 2.25% and (2) .875% plus one fourth of the ten-year U.S. treasury rate for such quarter, multiplied by (ii) the weighted average number of shares of Common Stock outstanding during such quarter. “Funds From Operations” as defined in the Management Agreement is net income (computed in accordance with generally accepted accounting principles) before incentive compensation and including base management fees, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. In accordance with the provisions of the Management Agreement, the Company recorded incentive fees for the Manager of $0.2 million for the year ended December 31, 2005 which is included in general and administrative expenses in the accompanying consolidated financial statements. For the year ended December 31, 2006 and for the period from inception (April 19, 2004) through December 31, 2004, there were no incentive fees.

The following table summarizes management fees incurred by the Company for the years ended December 31, 2006, 2005 and 2004:

	For the Year Ended December 31,		For the Period From Inception (April 19, 2004) Through December 31, 2004
	2006	2005
Base management fees	$7,631	$5,437	$1,864
Incentive fees	—	167	—

Total management fees	$7,631	$5,604	$1,864

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

At December 31, 2006 and 2005, $1.9 million and $1.3 million, respectively, related to unpaid management fees are included in due to affiliate in the accompanying consolidated balance sheets.

The Management Agreement also provides that the Company is required to reimburse the Manager for certain expenses incurred by the Manager on the Company’s behalf, including the Company’s pro rata share of overhead expenses of the Manager required for the Company’s operations. In November 2006, retroactive to January 1, 2006, the independent members of the Board of Directors approved an amendment to the Management Agreement to provide that the allocable overhead reimbursement will be fixed at an amount equal to $0.5 million per annum for 2006, and in each calendar year thereafter, subject to approval by the independent members of the Board of Directors, $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index for the applicable year over the CPI for the calendar year 2006. For the year ended December 31, 2005 and for the period from inception through December 31, 2004, overhead reimbursements were approximately $0.54 million and $0.2 million, respectively. The Manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on the Company’s behalf. If such services are provided by the Manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants or other third parties on an arm’s length basis. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements for overhead and other services provided by the Manager of $0.6 million in each of the years ended December 31, 2006 and 2005 and $0.3 million for the period from inception (April 19, 2004) through December 31, 2004, respectively, which are included in general and administrative expenses in the accompanying consolidated financial statements. At December 31, 2006 and 2005, $0.2 million and $0.3 million, respectively, of expenses to be reimbursed were unpaid and included in due to affiliate in the accompanying consolidated balance sheets.

Under the Management Agreement, the Manager is responsible for all costs, except as otherwise noted, incident to the performance of its duties under the Management Agreement, including the employment compensation of J.E. Robert Company, Inc., an affiliated entity, personnel who perform services for us pursuant to the Management Agreement.

Each CMBS securitization requires that a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. Because the Manager does not have special servicer status, it appoints J.E. Robert Company, Inc. or another entity that has special servicer status, as the special servicer whenever the Company, acquires a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company, Inc. recorded $3.7 million and $0.4 million in fees as special servicer during the years ended December 31, 2006 and 2005, respectively. All fees due to J.E. Robert Company, Inc. as special servicer are paid either by the applicable securitization vehicles or the borrower and not directly by the Company and such fees are consistent with traditional, well established market standards and are set as part of the arms-length negotiations to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company, Inc. may reduce the amounts available pursuant to the terms of the applicable CMBS trusts.

In connection with CDO II (See Note 6-Loans and Notes Payable), a wholly owned subsidiary of the Company entered into a Collateral Administration Agreement with J.E. Robert Company, Inc. (the “Collateral Administrator”), pursuant to which the Collateral Administrator has agreed to advise the wholly owned subsidiary of the Company on certain matters regarding the collateral interests and other eligible investments securing the notes. The Collateral Administrator will receive two fees payable on a monthly basis, with the first fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the second

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture, each fee payable with different priorities as set forth in the applicable indenture. During the year ended December 31, 2006, $0.3 million of collateral administration fees are reflected in general and administrative expenses in the accompanying consolidated income statement. At December 31, 2006, $16 of unpaid collateral administration fees were unpaid and included in due to affiliate in the accompanying consolidated balance sheets. These fees were approved by the Company’s Board of Directors.

During the year ended December 31, 2006, the Company invested in three mezzanine loans totaling $65.0 million where an affiliated entity of the Manager held a controlling equity interest in the borrower. The acquisition of these mezzanine loans to affiliated borrowers were approved by the independent Board of Directors as required by investment guidelines. At December 31, 2006, there was $65.0 million outstanding related to these loans.

During the year ended December 31, 2005, the Company originated mezzanine loans with an affiliated entity of the Manager totaling $63.4 million. The ownership was allocated equally between the Company and the affiliated entity, with the Company’s share of the initial loans equal to $31.7 million. At December 31, 2006, there was $23.7 million outstanding related to these loans.

12.    STOCK OPTION AND INCENTIVE AWARD PLAN

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

In accordance with the Plan, a total of 345,000 shares of Common Stock were issued to the Manager and the independent directors in 2004. As consideration for the Manager’s role in raising capital for the Company, the Manager was granted an award of 335,000 shares of stock upon the closing of the 144A Offering. Additionally, each independent director was granted 2,000 shares of restricted stock upon the date of the first board meeting of the Board of Directors attended by the independent director. Each independent director receives an additional 2,000 shares of restricted stock annually pursuant to the Plan. As discussed below under “Registration Rights Agreement,” one-half of the shares granted to the Manager were subject to a risk of forfeiture. One-half of the shares granted to the independent directors are also subject to a risk of forfeiture if the independent director no longer serves as a member of the Board of Directors of the Company one year from the date of the grant. Compensation expense of $5.0 million was recorded from the period from inception (April 19, 2004) through December 31, 2004 related to the restricted stock granted to the Manager.

In June 2006, 10,000 shares of restricted stock were awarded to the five independent directors related to the annual awards. As of December 31, 2006, the Company has granted an aggregate of 30,000 shares of restricted stock to its independent directors pursuant to the terms of the Plan, of which 5,000 shares remain unvested. Compensation expense related to the Manager shares and the independent director shares is recorded at fair value of the stock at the time of the award and recognized as expense over time. Compensation expense of $0.2 million was recognized during each of the years ended December 31, 2006 and 2005, and $0.1 million was recognized for the period from inception (April 19, 2004) through December 31, 2004, respectively, related to the annual independent director restricted stock grants which immediately vest and amortization of unvested independent director restricted stock grants. As of December 31, 2006, unrecognized compensation expense related to the nonvested awards to the independent directors was $33 and is included as a component of additional paid-in capital on the consolidated balance sheets.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

Stock compensation is shown separately from general and administrative expense in the Company’s consolidated statement of operations principally due to its significance during the period from inception (April 19, 2004) to December 31, 2004.

In accordance with the Plan, in May 2006 an officer of the Company was awarded 60,000 restricted shares of common stock and 150,000 stock options on the Company’s common stock subject to vesting over five years. Certain of these restricted shares and stock options vest over the requisite service period and the remainder are subject to specific market conditions, including the Company achieving certain financial performance goals or objectives. For awards vesting based only on the requisite service period, compensation expense is amortized over the vesting period. In accordance with SFAS No. 123R, compensation expense for awards with market conditions is recognized regardless of whether the market condition has been satisfied, so long as the requisite service period is completed, and therefore, expense is recognized based on the vesting period. Vested shares are included in both basic and diluted shares outstanding, while unvested shares are only included in diluted shares outstanding using the treasury stock method. With respect to the restricted shares of common stock granted to the officer of the Company, 50% of these shares vest ratably over five years, subject to continued employment with affiliates of our Manager. The remaining 50% of these shares vest subject to continued employment with affiliates of our Manager and graded vesting commencing in June 2009 based on achievement of certain conditions. Restricted shares awarded were valued at $15.32 per share based on their fair market value on the date of grant. Compensation expense of $0.1 million was recognized during the year ended December 31, 2006 related to these restricted shares, none of which have vested as of December 31, 2006. As of December 31, 2006, unrecognized compensation expense related to the nonvested restricted stock awards to the officer of the Company was $0.8 million. The stock options granted to the officer of the Company have an exercise price equal to the greater of fair market value per common share of the Company at grant date or $17.75, subject to continuing employment, and expire ten years from the date of grant. 50% of these options vest ratably over five years. The remaining 50% of these options vest subject to graded vesting commencing in June 2009 based on achievement of certain conditions. The estimated weighted-average fair value of each option granted as of the grant date using a Black-Scholes option pricing model was $1.31. The following assumptions were used to estimate the fair value of the options granted in May 2006:

Dividend yield	8.65%
Expected volatility	27.29%
Risk-free interest rate	5.11%
Expected life	7 years
Price of the underlying stock	$15.32
Exercise price of the options	$17.75

Compensation expense of $23 was recognized during the year ended December 31, 2006, respectively, related to the issuance of stock options in May 2006. As of December 31, 2006, unrecognized compensation expense related to stock options issued in May 2006 is $0.2 million.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

Summary information about the Company’s stock options outstanding at December 31, 2006 is as follows:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at January 1, 2006	—	$—
Granted	150,000	$17.75
Exercised	—	$—
Expired or forfeited	—	$—

Outstanding at December 31, 2006	150,000	$17.75

Options exercisable at December 31, 2006	—

Intrinsic value at December 31, 2006	$438

13.    REGISTRATION RIGHTS AGREEMENT

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

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

14.    SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table represents unaudited supplemental quarterly financial information for the years ended December 31, 2006 and 2005:

	Quarters ending
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$14,083	$15,229	$17,883	$26,815
Expenses	7,598	7,573	9,542	17,584

Net Income	$6,485	$7,656	$8,341	$9,231

Earnings per share:
Basic	$0.25	$0.30	$0.32	$0.36

Diluted	$0.25	$0.30	$0.32	$0.36

	Quarters ending
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$5,026	$8,612	$10,023	$12,757
Expenses	2,137	4,425	4,565	5,731

Net Income	$2,889	$4,187	$5,458	$7,026

Earnings per share:
Basic	$0.25	$0.36	$0.23	$0.27

Diluted	$0.25	$0.35	$0.23	$0.27

15.    SUBSEQUENT EVENTS

Acquisitions

On January 29, 2007, the Company purchased two whole loan investments for $111.4 million with a par value totaling $110.0 million and a $1.4 million premium. The loans bear a weighted average fixed interest rate of 5.9% and have maturity dates between December 2016 and January 2017.

On February 21, 2007, the Company purchased a mezzanine loan investment for $56.4 million with a par value of $60.0 million net of a $3.6 million discount. The loan bears a fixed interest rate of 6.4% and has a maturity date of December 8, 2016.

On February 28, 2007, the Company invested a total of $59.0 million, prior to closing credits, in a newly issued conduit transaction. The CMBS bonds are rated BBB- and below with a par value of $89.5 million and loss-adjusted yields ranging from 6.0% to 20.0%.

On March 8, 2007, the Company invested a total of $30.9 million, prior to closing credits, in a newly issued conduit transaction. The CMBS bonds are rated BBB-, BB+ and BB with a par value of $34.1 million and loss-adjusted yields ranging from 6.0% to 7.5%.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

Repayments

On February 1, 2007, the Company received a $27.5 million repayment of an outstanding principal balance on a mezzanine loan investment with a cost basis of $27.0 million at December 31, 2006 net of $0.5 million in unamortized discount. In connection with the repayment, the Company also received $0.2 million in contractually scheduled interest income in accordance with the loan agreement.

Hedging/Derivatives

In connection with existing and future indebtedness, on January 29, 2007, the Company entered into a $100.0 million forward starting interest rate swap with an effective date in November 2007. Under this swap, which terminates in December 2016, the Company has agreed to pay the counterparties a fixed interest rate of 5.3% per annum in exchange for floating payments tied to one-month USD- LIBOR on the applicable notional amount.

In connection with existing and anticipated future indebtedness, on February 15, 2007, the Company entered into an accreting forward starting interest rate swap with an initial notional balance of $46.3 million with an effective date in October 2007 which accretes up to $83.2 million and $86.3 million between October 2008 and the termination of the swap. Under this swap, with terminates in October 2014, the Company has agreed to pay the counterparties a fixed interest rate of 5.1% per annum in exchange for floating payments tied to one-month USD- LIBOR on the applicable notional amount.

In connection with existing and anticipated future indebtedness, on February 20, 2007, the Company entered into a forward starting interest rate swap with a notional balance of $45.0 million with an effective date in November 2007. Under this swap, which terminates in September 2016, the Company has agreed to pay the counterparties a fixed interest rate of 5.0% per annum in exchange for floating payments tied to one-month USD- LIBOR on the applicable notional amount.

In connection with existing and anticipated future indebtedness, on February 21, 2007, the Company entered into a $26.0 million forward starting interest rate swap with an effective date in November 2007. Under this swap, which terminates in February 2017, the Company has agreed to pay the counterparties a fixed interest rate of 5.1% per annum in exchange for floating payments tied to one-month USD- LIBOR on the applicable notional amount.

Other

On January 30, 2007, the Company paid dividends to holders of its common stock of $18.5 million, or $0.42 regular cash dividend and $0.30 special cash dividend per common share outstanding, to shareholders of record on December 29, 2006.

On February 21, 2007, February 28, 2007 and March 7, 2007, the Company borrowed $59.8 million, $45.0 million and $41.4 million respectively, under its repurchase agreement with Goldman Sachs. The loans bear interest at rates ranging from LIBOR plus 50 basis points to LIBOR plus 95 basis points.

SCHEDULE IV

JER INVESTORS TRUST INC. AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE AND INTEREST EARNED ON MORTGAGES

December 31, 2006 (In thousands)

Part 1—Mortgage loans on real estate at close of period					Part 2—Interest Earned on Mortgages
Loan/ Property Type/ Location	Prior Liens	Carrying Amount of Loans	Unpaid Principal		Interest due and accrued at December 31, 2006	Interest income earned applicable to the period
Mezzanine loans outstanding at December 31, 2006:
Hospitality—PA	$17,000	$11,500	$11,500		$85	$1,158
Multi-family—FL	91,599	23,769	23,749	[A]	274	6,392
Hospitality—CA	155,000	27,021	27,500	[B]	157	1,119
Hospitality—HI	190,000	17,200	17,200		113	806
Office—CA	90,000	10,000	10,000		54	384
Hospitality—TX, AL, TN, GA, NC, FL, LA, NV, CO, MS, VA	205,000	20,000	20,000		107	658
Hospitality—SC, AL, TN, GA, NC, IL, IN, FL, VA, KY, LA, MS	255,000	25,000	25,000		145	598
Hospitality—SC, AL, TN, GA, NC, IL, IN, FL, VA, KY, LA, MS	295,000	20,000	20,000		135	557
Office—CA, NY, DC, TX	4,417,000	51,403	51,403		206	649
Hospitality—HI, CA, FL	1,410,000	50,000	50,000		247	374
First mortgage loans outstanding at December 31, 2006:
Mixed use—NY	—	31,952	31,952		150	665
Interest income on loans repaid in full during 2006						3,163
Amortization of discount and origination fees						304

TOTAL	$7,125,599	$287,845	$288,304		$1,673	$16,827

NOTES:

[A]	Carrying amount includes capitalized loan origination costs.
[B]	Carrying amount is net of purchase discount. Loan was fully repaid in February 2007.

Reconciliation of Carrying Amount of Loans

	2006	2005	2004
Balance at the beginning of the year	$81,696	$29,865	$—
Additions (deductions):
New mortgage loans	266,436	99,975	29,865
Capitalized loan origination costs, net of amortization	51	107	—
Capitalized interest on originated mezzanine loans	1,204	3,592	—
Collections of principal	(61,542)	(51,843)	—

Balance at the end of the year	$287,845	$81,696	$29,865