Form 10-Q
period 2007-03-31
JER Investors Trust Inc
filed 2007-05-10
CIK 1294017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 10, 2007, the registrant had issued and outstanding 25,880,035 shares of common stock, par value $0.01 per share.

JER INVESTORS TRUST INC.

FORM 10-Q

i

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1.	Interim Financial Statements

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$35,768	$143,443
Restricted cash	66,499	83,085
CMBS, at fair value	946,025	790,203
Real estate loans	490,502	287,845
Real estate assets, net	38,534	38,740
Accrued interest receivable	9,900	8,241
Due from affiliate	—	146
Interest rate swap agreements, at fair value, net	—	1,136
Deferred financing fees, net	14,191	14,684
Other assets	724	438

Total Assets	$1,602,143	$1,367,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$974,578	$974,578
Repurchase agreements	262,423	—
Interest rate swap agreements, at fair value, net	2,217	—
Accounts payable and accrued expenses	1,353	939
Dividends payable	11,320	18,523
Due to affiliate	1,461	2,110
Other liabilities	2,942	1,830

Total Liabilities	1,256,294	997,980
Stockholders’ Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 25,757,035 shares issued and outstanding	258	258
Additional paid-in capital	391,948	391,872
Cumulative dividends paid/declared	(80,570)	(69,250)
Cumulative earnings	55,181	45,374
Accumulated other comprehensive income (loss)	(20,968)	1,727

Total Stockholders’ Equity	345,849	369,981

Total Liabilities and Stockholders’ Equity	$1,602,143	$1,367,961

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2007	2006
REVENUES
Interest income from CMBS	$17,823	$9,354
Interest income from real estate loans	8,749	3,062
Interest income from cash and cash equivalents	1,987	1,667
Lease income from real estate assets	1,372	—

Total Revenues	29,931	14,083
EXPENSES
Interest expense	15,631	3,973
Management fees, affiliate	1,855	1,921
Incentive fees, affiliate	152	—
Depreciation on real estate assets	206	—
General and administrative	2,280	1,394

Total Expenses	20,124	7,288
INCOME BEFORE OTHER GAINS (LOSSES)	9,807	6,795
OTHER GAINS (LOSSES)
Loss on impairment of assets	—	(310)

NET INCOME	$9,807	$6,485

Net earnings per share:
Basic	$0.38	$0.25

Diluted	$0.38	$0.25

Weighted average shares of common stock outstanding:
Basic	25,692,035	25,682,035

Diluted	25,735,382	25,684,529

Dividends declared per common share	$0.44	$0.33

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Dividends Paid/ Declared	Cumulative Earnings (Losses)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2006	25,757	$258	$391,872	$(69,250)	$45,374	$1,727	$369,981
Comprehensive income:
Net income					9,807		9,807
Fair value adjustment for effective cash flow hedges						(3,353)	(3,353)
Amortization of swap termination costs						96	96
Unrealized (losses) on securities available-for-sale						(19,438)	(19,438)

Total comprehensive income (loss)							(12,888)
Dividends declared				(11,320)			(11,320)
Share grants, net of share grant amortization			66				66
Amortization of stock option deferred compensation			10				10

Balance at March 31, 2007	25,757	$258	$391,948	$(80,570)	$55,181	$(20,968)	$345,849

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,807	$6,485
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion/ amortization	480	179
Depreciation on real estate assets	206	—
Loss on impairment of assets	—	310
Amortization of debt issuance costs	442	203
Compensation expense related to stock awards	76	23
Capitalized interest on loans	—	(986)
Changes in assets and liabilities:
(Increase) decrease in other assets	(72)	129
Increase in straight line rent receivable	(406)	—
Increase in accrued interest receivable	(1,659)	(248)
Decrease in due to affiliates	(503)	(775)
Increase in accounts payable and accrued expenses	1,529	160

Net cash provided by operating activities	9,900	5,480

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of CMBS	(175,871)	(62,021)
Purchase of real estate loans	(232,953)	—
Decrease in restricted cash, net	16,586	—
Proceeds from repayment of real estate loans	30,763	14,133

Net cash used in investing activities	(361,475)	(47,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(18,523)	(8,477)
Proceeds from repurchase agreements	315,870	—
Repayment of repurchase agreements	(53,447)	—

Net cash provided by (used in) financing activities	243,900	(8,477)

Net decrease in cash and cash equivalents	(107,675)	(50,885)
Cash and cash equivalents at beginning of period	143,443	151,814

Cash and cash equivalents at end of period	$35,768	$100,929

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$14,662	$4,322

Dividends declared but not paid	$11,320	$8,477

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

The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for Federal income tax purposes. To maintain our status as a REIT, among other restrictions and limitations, we are required to distribute at least 90% of our ordinary taxable income to shareholders. Additionally, management believes that the Company conducts its operations so as not to be regulated as an investment company under the Investment Company Act of 1940, as amended in the Investment Company Act. We are not subject to regulation as an investment company under the Investment Company Act because we are excluded from the definition of investment company by Section 3(c)(5)(C) (and Section 3(c)(6) to the extent, we engage in our real estate business through one or more majority-owned subsidiaries). From time to time, we also may not be an investment company because we do not meet the definition of an investment company under the Investment Company Act, including Section 3(a)(1)(C).

Subject to certain restrictions and limitations, the business of the Company is managed by JER Commercial Debt Advisors LLC (the “Manager”). The consolidated financial statements of JER Investors Trust Inc. include the accounts of the Company and its subsidiaries which are wholly owned or controlled by the Company.

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

The financial information presented as of March 31, 2007 has been prepared from the books and records without audit. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2007 and the results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

Cash and Cash Equivalents

Cash and cash equivalents include cash, time deposits, and money market funds with an original maturity of 90 days or less when purchased. Carrying value approximates fair value due to the short-term maturity of the investments.

Restricted Cash

Restricted cash consists primarily of amounts on deposit with the trustee of and proceeds from CDO II completed in October 2006, as defined in Note 6, that will be used to fund future collateral investments for CDO II as well as the proceeds from repayments of loans serving as collateral for CDO II, which will be used to fund replenishment collateral for CDO II. In addition, restricted cash includes interest payments received by the trustee on investments that serve as collateral for the CDOs, which are remitted to us on a monthly basis, and future funding obligations on certain investments.

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

The fair value of CMBS investments is determined by management based on discounted cash flow models which utilize prepayment and loss assumptions based upon historical experience, economic factors and forecasts and the characteristics of the underlying cash flows. Management determines the applicable discount rates based on current credit spreads as reflected in comparable deals purchased in the marketplace and market interest rates. In addition, management validates its fair value estimates with information from dealers who make markets in these securities. The determination of future cash flows and the appropriate discount rates is inherently subjective and actual results may vary from management’s estimates.

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

Derivative Activities

The Company accounts for derivative and hedging activities using SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which requires all derivative instruments to be carried at fair value on the balance sheets.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. At March 31, 2007, the Company has interest rate swaps designated as cash flow hedges, as further described in Note 8. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheets as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Ineffectiveness, if any, is recorded in the income statement. The net gain or loss related to the termination of a derivative instrument remains in accumulated other comprehensive income (loss) and is amortized into earnings during the same period in which the original hedged transaction affects earnings when it is probable that the forecasted transaction will occur within the originally specified time period. The Company periodically reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly as required by the standard. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS No. 133. As of March 31, 2007 and December 31, 2006, the Company had no fair value hedges.

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

Real Estate and Depreciation

The Company accounts for real estate acquisitions pursuant to SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” and SFAS No. 141, “Business Combinations.” Accordingly, the Company allocates the purchase price of the acquired assets to land, building and improvements and intangibles, if any, based on their estimated respective fair values at the acquisition date. The Company assesses fair value based on third party appraisals and available market information. Buildings are depreciated on a straight-line basis over an estimated useful life of 40 years. Any capital improvement expenditures associated with replacements, improvements, or major repairs to real property that extend its useful life are capitalized and depreciated using the straight-line method over their estimated useful lives. Depreciation expense on real estate assets for the three months ended March 31, 2007 was $0.2 million. There was no depreciation expense in the three months ended March 31, 2006.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of long-lived assets used in operations when indicators of impairment are present and the net undiscounted cash flow estimated to be generated by those assets are less than the assets’ carrying value. The Company does not believe that impairment indicators are present, and accordingly, no such losses were recorded for the three months ended March 31, 2007 and 2006, respectively.

In accordance with the criteria established in SFAS No. 13, “Accounting for Leases,” the Company has evaluated each lease agreement related to the net leased real estate assets more fully described in Note 5. At March 31, 2007 and December 31, 2006, the Company had determined that all leases are operating leases and have accounted for them as such.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized using the effective interest method into earnings through interest expense over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not close.

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

Earnings per Share

The Company calculates basic and diluted earnings per share in accordance with SFAS No. 128 “Earnings per Share.” Basic earnings per share (“EPS”) is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised. The dilutive effect of 215,000 shares of non-vested restricted stock and unexercised stock options has been excluded from the calculation of basic EPS for the three months ended March 31, 2007. The dilutive effect of 5,000 shares of non-vested restricted stock has been excluded from the calculation of basic EPS for the three months ended March 31, 2006. The following table presents a reconciliation of basic and diluted weighted average common shares:

	For the Three Months Ended March 31,
	2007	2006
Basic weighted average common shares	25,692,035	25,682,035
Dilutive potential common shares
Directors and officers stock awards	25,815	2,494
Officer stock options	17,532	—

Diluted weighted average common shares	25,735,382	25,684,529

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). The Company’s accumulated other comprehensive income (loss) is comprised primarily of unrealized gains and losses on securities categorized as available-for-sale, swap termination costs amortized through a charge to interest expense over the life of the hedge and from net realized and unrealized gains and losses on certain derivative instruments accounted for as cash flow hedges. During the three months ended March 31, 2007, the Company amortized a net of $0.1 million, respectively, from other comprehensive income (loss) to interest expense related to cash flow hedges due to terminations of interest rate swaps more fully described in Note 8. Total comprehensive income (loss) for the three months ended March 31, 2007 was $(12.9) million.

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

When the present value of current period estimates of future cash flows are lower than the present value of previous period estimates, as adjusted for principal and loan payments, and the current fair value is less than an asset’s carrying value, the Company will write down the asset to the current fair market value and record the other than temporary impairment through a charge to current period earnings. After taking into account the effect of the impairment charge, income is recognized using the market yield for the security used in establishing the write-down.

Lease income from leased real estate assets is recognized on a straight-line basis over the terms of the lease in accordance with SFAS No. 13. As of March 31, 2007 and December 31, 2006, $0.5 million and $48, respectively, of rent recognized as income in excess of amounts contractually due pursuant to the underlying leases are included in other assets on the accompanying balance sheets. The Company may establish, on a current basis, an allowance against the account for future potential tenant credit losses which may occur. The balance reflected on the balance sheet will be net of such allowance.

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

Loan Loss Provisions

The Company purchases and originates commercial mortgage and mezzanine loans to be held as long-term investments. The loans are evaluated for possible impairment on a quarterly basis. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment occurs when it is deemed probable the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company will establish a reserve for loan losses and a corresponding charge to earnings through the provision for loan losses. Significant judgments are required in determining impairment, which includes making assumptions regarding the value of the loan, the value of the real estate or partnership interests that secure the loan and any other applicable provisions, including guarantee and cross-collateralization features, if any.

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

The Company’s ownership of the subordinated classes of CMBS from a single issuer gives it the right to control the foreclosure/workout process on the underlying loans (“Controlling Class CMBS”). FIN 46R has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a qualifying special-purpose entity (“QSPE”) does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust’s QSPE status can be impacted in future periods by activities of its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent its CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, the Company records the investments at the purchase price paid. To the extent the underlying trusts are not QSPE’s, the Company follows the guidance set forth in FIN 46R as the trusts would be considered VIEs.

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

The table below details information about the Company’s CMBS investments, including the purchase date, the face amount of the total CMBS issuance, the original face amount of our CMBS investments, and the amortized cost of our CMBS investments as of March 31, 2007 and December 31, 2006:

CMBS Trust	Investment Date	Total Face Amount of CMBS Issuance	Original Face Amount of Investment	Amortized Cost as of
				March 31, 2007	December 31, 2006
MACH One 2004-1	July 2004	$643,261	$50,637	$18,649	$18,611
CSFB 1998-C1	August 2004	2,482,942	12,500	9,373	9,316
CSFB 2004-C4	November 2004	1,138,077	52,976	22,549	22,547
MLMT 2004-BPC1	November 2004	1,242,650	76,986	26,529	26,535
JPMCC 2004-C3	December 2004	1,517,410	81,561	35,858	35,872
JPMCC 2005-CIBC11	March 2005	1,800,969	70,035	34,078	34,096
BACM 2005	April 2005	2,322,091	84,663	41,706	41,739
LB UBS 2005-C2	April 2005	1,942,131	7,000	4,313	4,308
CSFB 2005-C2	May 2005	1,614,084	82,261	38,983	38,971
LB UBS 2005-C3	June 2005	2,060,632	39,335	19,744	19,780
JPMCC 2005-CIBC12	July 2005	2,167,039	70,429	34,791	34,857
JPMCC 2005-LDP4	September 2005	2,677,075	90,352	48,786	48,801
MSCI 2005-IQ10	October 2005	1,546,863	55,274	30,743	30,755
MLMT 2005 CKI1	December 2005	3,073,749	96,066	51,912	51,976
MSC 2006 HQ8	March 2006	2,731,231	105,707	62,115	62,093
JPMCC 2006-CIBC15	June 2006	2,118,303	71,493	37,748	37,845
CGCMT 2006-C4	June 2006	2,263,536	84,395	50,981	51,043
MSCI 2006- HQ9	August 2006	2,565,238	81,338	48,788	48,850
MLMT 2006- C2	August 2006	1,542,697	60,067	38,261	38,259
JPMCC 2006- LDP8	September 2006	3,066,028	107,158	64,547	64,642
CD 2006- CD3	October 2006	3,571,361	110,713	63,098	63,245
MSCI 2007- HQ11	February 2007	2,417,647	89,530	58,656	—
GCCFC 2007- GG9	March 2007	6,575,924	34,167	30,888	—
JPMCC 2007- LDP10	March 2007	5,331,517	151,616	86,305	—

Total		$58,412,455	$1,766,259	$959,401	$784,141

The Company’s maximum exposure to loss as a result of its investment in these securities totaled $959.4 million and $784.1 million as of March 31, 2007 and December 31, 2006, respectively.

The financing structures that the Company offers to its borrowers on certain of its loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46R. Management has evaluated these entities and has concluded that none of them are VIEs that are subject to consolidation under FIN 46R.

New Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes how the Company should recognize, measure and present in the Company’s financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, the Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement.

The Company is subject to U.S Federal income tax as well as income tax of multiple state and local jurisdictions but, as a REIT, the Company is generally not subject to income tax on net income distributed as dividends to shareholders. As required, the Company adopted FIN 48 effective January 1, 2007 and has concluded that there is no effect on the Company’s consolidated financial statements. Accordingly, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The 2004 through 2006 tax years remain subject to examination by taxing authorities. The Company classifies interest and penalties related to uncertain tax positions, if any, in its general and administrative expense on its consolidated statements of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140,” which addresses accounting for certain hybrid financial instruments that contain embedded derivatives and eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for the fiscal year ended December 31, 2007. The Company adopted

SFAS No. 155 as of January 1, 2007 and has determined that the adoption of SFAS No. 155 does not have an impact on its consolidated financial statements as of March 31, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined what impact, if any, SFAS No. 157 will have on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	CMBS

The following is a summary of the Company’s CMBS by rating class as of March 31, 2007 and December 31, 2006:

	As of March 31, 2007
Security Description	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
		Gains	Losses		Coupon	Yield	Term (yrs)
Investment Grade (BBB)	$125,515	$—	$(5,648)	$119,867	5.8%	6.2%	10.2
Non-Investment Grade (BB, B, NR)	833,886	7,540	(15,268)	826,158	5.1%	8.9%	10.9

Total CMBS	$959,401	$7,540	$(20,916)	$946,025	5.2%	8.6%	10.8

	As of December 31, 2006
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
Security Description		Gains	Losses		Coupon	Yield	Term (yrs)
Investment Grade (BBB)	$92,210	$1,747	$(302)	$93,655	5.8%	6.3%	10.6
Non-Investment Grade (BB, B, NR)	691,931	11,852	(7,235)	696,548	5.1%	9.1%	11.3

Total CMBS	$784,141	$13,599	$(7,537)	$790,203	5.2%	8.8%	11.3

The unrealized gains (losses) are primarily the result of changes in market interest rates and credit spreads subsequent to the purchase of a CMBS investment.

The following table sets forth the amortized cost, fair values and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2007 and December 31, 2006:

	As of March 31, 2007
Security Description	Amortized Cost	Unrealized losses > 12 months	Unrealized losses <12 months	Fair Value
Investment Grade (BBB)	$125,515	$(1,059)	$(4,589)	$119,867
Non-Investment Grade (BB, B, NR)	584,559	(10,500)	(4,768)	569,291

Total	$710,074	$(11,559)	$(9,357)	$689,158

	As of December 31, 2006
Security Description	Amortized Cost	Unrealized losses > 12 months	Unrealized losses <12 months	Fair Value
Investment Grade (BBB)	$15,515	$(302)	$—	$15,213
Non-Investment Grade (BB, B, NR)	295,205	(6,760)	(475)	287,970

Total	$310,720	$(7,062)	$(475)	$303,183

The unrealized losses result from the fair value of the securities falling below the amortized cost basis and are primarily the result of market factors other than credit impairment. The unrealized losses have been determined to be temporary and do not affect the Company’s net income.

For the three months ended March 31, 2007, pursuant to EITF 99-20, the Company recorded no impairment charges related to its CMBS investments. For the three months ended March 31, 2006, the Company recorded aggregate impairment charges to earnings totaling $0.3 million. This other than temporary impairment charge related to three securities in two different CMBS trusts where the present value of cash flow projections of the security at that time was estimated to be lower than the present value of cash flow projections of the same security in the prior reporting period and, at the same time, the then current fair value of the security was less than the prior period carrying value. The actual cash flows of the security will depend on final resolutions of the underlying loans and assets in the respective CMBS trusts.

As of March 31, 2007 and December 31, 2006, the mortgage loans in the underlying collateral pools for all CMBS were secured by properties of the types and at the locations identified below:

Location (1)	March 31, 2007	December 31, 2006
California	14.7%	15.3%
New York	9.4%	7.2%
Texas	6.8%	6.9%
Florida	5.6%	5.3%
Virginia	4.4%	4.7%
Pennsylvania	4.0%	4.2%
Other(2)	53.2%	54.0%
Re-REMIC(3)	1.9%	2.4%

Total	100.0%	100.0%

Property Type (1)	March 31, 2007	December 31, 2006
Office	30.4%	28.3%
Retail	30.1%	31.0%
Residential	16.8%	17.3%
Hospitality	7.0%	6.9%
Industrial	4.9%	4.4%
Other(2)	8.9%	9.7%
Re-REMIC(3)	1.9%	2.4%

Total	100.0%	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans.

(2)	No other individual state or property type comprises more than 4.0% of the total as of March 31, 2007 and December 31, 2006.

(3)	The Company’s investment in a Re-REMIC backed by CMBS from 41 previous conduit securitizations is not included in the above categories due to the stratification information on the original loan collateral not being meaningful.

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

For the three months ended March 31, 2007, the Company invested a total of $177.2 million, prior to closing credits, in three newly issued conduit transactions. The CMBS bonds are rated BBB- and below with loss-adjusted yields ranging from 6.0% to 10.1%.

For the three months ended March 31, 2006, the Company invested a total of $62.3 million, prior to closing credits, in a newly issued conduit transaction. The CMBS bonds are rated BBB- and below with loss-adjusted yields ranging from 6.5% to 12.8%.

4.	REAL ESTATE LOANS

At March 31, 2007 and December 31, 2006, our real estate loans consisted of the following:

	As of March 31, 2007
Description	Carrying Value	Weighted Average Interest Rate	Range of Initial Maturity Dates
First mortgage loan participations	$97,077	7.8%	February 2008 - June 2011
Mezzanine loans	282,054	9.2%	April 2007 - December 2016
Whole loans	111,371	5.8%	December 2016 - January 2017

	$490,502	8.1%

	As of December 31, 2006
Description	Carrying Value	Weighted Average Interest Rate	Range of Initial Maturity Dates
First mortgage loan participation	$31,951	8.0%	February 2008
Mezzanine loans	255,894	9.8%	March 2007 - October 2008

	$287,845	9.6%

For the quarter ended March 31, 2007, the Company invested $167.8 million, net of $2.2 million in discounts, in three fixed rate real estate loans. The loans bear interest ranging from 5.8% to 6.4% and have maturity dates between December 2016 and January 2017. In addition, the Company invested $65.1 million in three floating rate real estate loans. The loans bear interest based on LIBOR plus a spread ranging from 1.75% to 3.25% and have maturity dates between February 2008 and June 2011.

For the three months ended March 31, 2007, the Company received repayments of $30.8 million related to outstanding principal balances on certain mezzanine loan investments. In connection with a $27.5 million loan repayment in February 2007, the Company received $0.2 million in contractually scheduled interest income in accordance with the loan agreement and recognized income from purchase discounts of approximately $0.5 million.

For the three months ended March 31, 2006, the Company received repayments of $14.1 million related to outstanding principal balances on a mezzanine loan investment.

5.	REAL ESTATE ASSETS

On December 22, 2006, the Company acquired a portfolio of six net leased assets located in five states within the United States for $38.8 million through a sale-leaseback transaction. These properties have an initial lease term of twenty-five years. At the conclusion of the lease term, the lease agreement provides several options to the parties involved, including a put/call option and the extension of the lease term at the option of the lessee for an additional ten years. In addition, the lease agreement requires minimum rental payments with annual rent escalations beginning in the third year of the lease. The lease entered into is on a net rent basis whereby the tenant is responsible for all operating expenses, real estate taxes and insurance. The Company is accounting for this lease as an operating lease under SFAS No. 13.

The following schedule presents the Company’s investment in net leased real estate assets as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Real estate assets	$38,763	$38,763
Less: accumulated depreciation	(229)	(23)

Real estate assets, net	$38,534	$38,740

The Company allocates the purchase price in accordance with SFAS No. 141. The purchase price is subject to change based on the terms of the purchase and sale agreement and will not be finalized until June 30, 2007; therefore, the Company’s purchase price allocation at March 31, 2007 is not finalized. The lease income and depreciation expense of the acquired properties are included in the consolidate statement of operations from their respective acquisition date. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at March 31, 2007, are as follows:

2007	$2,803
2008	3,876
2009	3,993
2010	4,112
2011	4,236
Thereafter	117,229

Total	$136,249

6.	LOANS AND NOTES PAYABLE

Collateralized Debt Obligations

On October 17, 2006, the Company issued its second CDO through two wholly-owned subsidiaries of the Company, JER CRE CDO 2006-2, Limited and JER CRE CDO 2006-2, LLC (collectively “CDO II”). CDO II is secured by $1.2 billion par value of collateral interests consisting of CMBS, mezzanine loan interests, first mortgage loan interests, Re-REMIC securities, and real estate CDO securities. CDO II issued privately placed notes totaling $768.4 million rated AAA through BBB- (“Investment Grade Notes”). The Company purchased a portion of the Investment Grade Notes and retained all of the non-investment grade notes and preferred shares. $708.3 million of Investment Grade Notes were issued to third parties consisting of $47.0 million of fixed rate notes with a weighted average interest rate of 5.8% and $661.3 million of floating rate notes with a weighted average interest rate of LIBOR plus 62 basis points excluding fees and expenses. At issuance, the weighted average cost of borrowing for CDO II was approximately 63 basis points (excluding fees and expenses) over applicable swap or LIBOR rates. The Investment Grade Notes have a remaining expected average maturity of 8.7 years as of March 31, 2007. CDO II included a ramp facility of approximately $230.9 million dedicated to finance additional collateral interests, as well as a replenishment collateral pool up to $275.0 million that will allow replenishment of proceeds of real estate loans that are paid off within five years from the closing of the transaction, subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture. The Company incurred $10.5 million of issuance costs, which were deferred and are amortized on an effective yield basis over the life of CDO II. Unamortized debt issuance costs of $10.1 million are included as a component of other assets on the consolidated balance sheet at March 31, 2007. Subsequent to the closing of CDO II during the three months ended March 31, 2007, the Company contributed CMBS of $44.0 million and mortgage loan interests of $0.1 million as collateral to CDO II and received a $27.5 million mezzanine loan repayment on CDO II collateral. As of March 31, 2007, the remaining ramp facility was $24.8 million and available replenishment proceeds were $41.5 million, both of which are reflected in restricted cash on the consolidated balance sheets.

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

A portion of the proceeds from the sale of the notes issued by CDO I were used to purchase $52.2 million of CMBS bonds rated BB+ and below, of which portions of those bonds with a par value of $48.6 million are held as collateral in CDO I pursuant to the ramp facility. The $370.1 million par value of remaining assets pledged as collateral in CDO I were contributed from our existing portfolio of CMBS. Two of the Investment Grade Notes, totaling $119.2 million, were issued with floating rate coupons with a weighted average rate of LIBOR plus 0.4% before fees and expenses. The remaining Investment Grade Notes totaling $147.0 million, net of the portion retained by the Company, were issued with fixed rate coupons with a weighted average rate of 6.0% before fees and expenses. The Investment Grade Notes have a remaining expected average maturity of 8.4 years as of March 31, 2007. The Company incurred $4.4 million of issuance costs, which were deferred and are amortized on an effective yield basis over the life of CDO I. Unamortized debt issuance costs of $3.8 million and $3.9 million are included as a component of other assets on the consolidated balance sheets at March 31, 2007 and December 31, 2006, respectively.

The Company has accounted for the two CDO transactions as financings due to certain permitted activities of the CDO trusts that are not consistent with activities of a QSPE permitted under SFAS No. 140, such as having the ability to sell impaired securities and acquire replenishment securities with the proceeds at the discretion of the collateral administrator. Accordingly, the assets transferred to the CDO trusts are reflected in the Company’s balance sheets and notes issued to third parties are reflected as notes payable in the accompanying consolidated financial statements.

Repurchase Agreements

In September 2006, a wholly owned subsidiary of the Company entered into a repurchase agreement with Goldman Sachs Mortgage Company (“Goldman Sachs”). The repurchase agreement provides financing of up to $250.0 million secured by various types of real estate loans and is scheduled to terminate at the earlier of (a) the closing by the Company of its third collateralized debt obligation transaction or (b) October 1, 2007. The agreement provides for a series of extension options that could extend the term through October 1, 2009. The facility allows us to borrow against eligible loan collateral and is limited recourse (10% of the outstanding balance) to the Company. As of March 31, 2007, there was $152.8 million outstanding under the repurchase agreement at a weighted average borrowing rate of 6.0%. Real estate loans with a cost basis of $187.4 million were pledged as collateral under this repurchase agreement.

In March 2007, the Company entered into a repurchase agreement with Liquid Funding, an affiliate of Bear Stearns & Co. Inc., with an available borrowing capacity of $150.0 million. The repurchase agreement is secured by rated and unrated CMBS and is scheduled to terminate at the earlier of (a) the closing by the Company of its third collateralized debt obligation or (b) March 2008. At March 31, 2007, $109.6 million was outstanding under the repurchase agreement at a weighted average borrowing rate of 6.1%. Securities with a fair value of $139.9 million were pledged as collateral under this repurchase agreement.

The Company has considered an interpretation of GAAP relating to the treatment of transactions where investments acquired by the Company from a particular counterparty are simultaneously or subsequently financed via a repurchase agreement with that same counterparty or an affiliate thereof. Currently, in such cases, the Company records such transactions as a sale of the investment to us and such related debt provided to the Company as a financing. An alternative interpretation of GAAP, however, concerns whether such investments should be treated as a derivative. Over the past two years, the Company has identified several investments that may be affected by such alternative interpretation. In the three months ended March 31, 2007, the Company acquired a first mortgage loan participation investment from a counterparty with a cost basis of $35.0 million. Subsequently, during the three months ended March 31, 2007, the same counterparty provided financing of $29.8 million via a repurchase agreement for the same first mortgage loan participation. The first mortgage loan participation investment is a floating rate instrument, and based on these terms, its carrying value approximates fair value. If the Company recorded this first mortgage loan as a derivative in connection with financing such loans, changes in the fair value of such derivative would have affected net income in the quarter ended March 31, 2007. In addition, total assets and total liabilities would have been affected for the period ended March 31, 2007. Our understanding is that the issue is being considered for further technical guidance by the accounting standard setters. Future guidance may require the Company to adjust the accounting for the assets in which the Company has invested.

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

The fair values of the Company’s CMBS and interest rate swap agreements on the consolidated balance sheets are based on management’s estimates and market pricing information provided by certain dealers who actively trade these financial instruments as further described in Notes 3 and 8, respectively. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Certain real estate loans, repurchase agreements and floating rate debt are floating rate instruments and based on these terms their carrying value approximates fair value. At March 31, 2007, the fair value of fixed rate notes payable held by third parties with principal balances of $147.0 million and $47.0 million, respectively, issued as part of CDO I and CDO II approximates $149.0 million and $43.1 million, respectively, and $145.4 million and $47.2 million, respectively, at December 31, 2006. In addition, due to the acquisition of three fixed rate real estate loans during the three months ended March 31, 2007, the Company has estimated that the fair value of these loans with an aggregate principal balance of $170.0 million and a cost basis of $168.0 million approximates $166.7 million. At December 31, 2006, there were no investments in fixed rate loans.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents our pay-fixed interest rate swaps related to our existing and future anticipated indebtedness as of March 31, 2007.

Trade Date	Effective Date	Effective Date Notional Balance	Notional Balance Prior to Termination	Fair Value at March 31, 2007	Termination Date	Interest Rate
October 2005	November 2005	$109,977	$5,697	$623	June 2015	4.9%
September 2006	October 2006	386,324	219,929	(549)	August 2016	5.1%
September 2006	October 2009	—	80,071	118	August 2016	5.2%
February 2007	October 2007	—	86,324	(414)	October 2014	5.1%
January 2007	November 2007	100,000	100,000	(1,798)	December 2016	5.3%
February 2007	November 2007	45,000	45,000	(158)	September 2016	5.0%
February 2007	November 2007	26,000	26,000	(120)	February 2017	5.1%
March 2007	November 2007	40,000	40,000	81	January 2017	5.0%

		$707,301	$603,021	$(2,217)

As of March 31, 2007, $(2.2) million is reflected in accumulated other comprehensive income (loss) in the consolidated balance sheets representing the fair value of the effective portions of the Company’s outstanding cash flow hedges, which are further discussed below. In connection with the pricing of CDO II in September 2006, the Company, through JER CRE CDO 2006-2, Limited, a wholly-owned subsidiary, entered into an amortizing interest rate swap with an initial notional balance of approximately $386.3 million, which declines to approximately $219.9 million. At the same time, in connection with CDO II and other anticipated or existing indebtedness, the Company also entered into an accreting interest rate swap with an initial notional balance of zero increasing to approximately $33.8 million in October 2009 and increasing thereafter to approximately $80.1 million. These interest rate swaps, which mature in August 2016, are expected to hedge the interest rate risk exposure on amortizing principal amounts of floating-rate Investment Grade Notes issued by the Company upon the closing of CDO II and a portion of the Company’s other anticipated or existing indebtedness. These swaps are designated as cash flow hedges and are expected to be effective in hedging the risk of changes in interest cash outflows attributable to changes in the applicable USD-LIBOR rate over the term of the hedging relationship. Under the swaps, the Company has agreed to pay the counterparties a weighted average fixed interest rate of 5.1% per annum in exchange for floating payments tied to USD-LIBOR on the applicable notional amount. As of March 31, 2007, the combined fair value of the two interest rate swaps was $(0.4) million, which is recorded in accumulated other comprehensive income (loss).

In connection with the pricing of CDO I in October 2005, through JER CRE CDO 2005-1, Limited, the Company entered into an amortizing interest rate swap with an initial notional balance of approximately $110.0 million. The amortizing interest rate swap hedges the interest rate risk exposure on an amortizing principal amount of the floating-rate Investment Grade Notes issued by the Company. This swap is designated as a cash flow hedge and is expected to be effective in hedging the risk of changes in interest cash outflows attributable to changes in the applicable USD-LIBOR swap rate over the term of the hedging relationship. Under the swap, the Company has agreed to pay the counterparty a fixed interest rate of 4.9% per annum in exchange for floating payments on the applicable notional amount. As of March 31, 2007, the fair value of the amortizing interest rate swap agreement related to CDO I was $0.6 million, which is recorded in accumulated other comprehensive income (loss).

In June and August 2006, the Company entered into a total of four forward-starting interest rate swaps to mitigate the risk of changes in the interest-related cash outflows on the forecasted issuance of floating rate debt. Under these swaps, the

Company agreed to pay the counterparties a weighted average fixed interest rate of 5.4% per annum in exchange for floating payments on the total notional amount of $177.0 million. In connection with the pricing of CDO II in September 2006 and other anticipated or existing indebtedness, the Company effectively terminated or assigned for value these four outstanding interest rate swaps. The net costs from termination of $6.1 million were recorded in accumulated other comprehensive income and are being amortized from accumulated other comprehensive income (loss) as an increase to interest expense over the life of CDO II based on the effective yield method. For the quarter ended March 31, 2007, $0.1 million was amortized from accumulated other comprehensive income (loss) as an increase to interest expense.

In connection with the pricing of CDO I in October 2005, the Company effectively terminated or assigned for value $201.0 million notional amount of interest rate swaps outstanding. The net proceeds from termination of $0.6 million were recorded in accumulated other comprehensive income (loss) and are being amortized from accumulated other comprehensive income (loss) as a decrease to interest expense over the life of CDO I based on the effective yield method. For the three months ended March 31, 2007, $11 has been amortized from accumulated other comprehensive income (loss) as a reduction to interest expense.

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

Income on CMBS investments is computed for GAAP purposes based upon a yield, which assumes credit losses will occur (See Note 2 – Revenue Recognition for further discussion). The yield to compute the Company’s taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. Additionally, due diligence expenses incurred related to the acquisition of CMBS and loan investments not originated are required to be expensed as incurred for GAAP purposes but are included as a component of the cost basis of the asset and amortized for tax purposes. Primarily as a result of these two differences, the net difference between the GAAP and tax bases of the underlying CMBS investments was approximately $28.0 million and $22.5 million at March 31, 2007 and December 31, 2006, respectively, with tax basis being greater than GAAP basis. The difference between the GAAP and tax bases of purchased real estate loan investments due to the timing of due diligence expenses was $0.4 million and $0.3 million at March 31, 2007 and December 31, 2006, respectively, with tax basis being greater than GAAP basis.

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

In connection with the 144A Offering, the Company issued 335,000 shares to its Manager pursuant to its Nonqualified Option and Incentive Award Plan as further described in Note 12. In addition, as of March 31, 2007, the Company has granted an aggregate of 30,000 shares of restricted stock to its independent directors and 60,000 shares of restricted common stock to Mark Weiss, our President, as further discussed in Note 12.

As of March 31, 2007 and December 31, 2006, the Company had issued and outstanding common shares of 25,757,035.

11.	RELATED PARTY TRANSACTIONS

The Company entered into a management agreement (the “Management Agreement”) with the Manager in June 2004 for an initial term of two years. After the initial term, the Management Agreement was renewed for an additional one-year period in June 2005 and June 2006 and will automatically be renewed each year for an additional one-year period unless the Company or the Manager terminates the Management Agreement. The Manager must be provided adequate notice of termination, as defined, according to the terms of the Management Agreement. Upon notice, a termination fee equal to four times the sum of the Manager’s base management fees plus incentive fees for the 12-month period preceding the date of termination would be paid. Any accrued compensation due to the Manager would also be paid.

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

In addition, the Manager is entitled to receive a quarterly incentive fee in an amount, not less than zero, equal to the product of (i) 25% of the dollar amount by which (a) funds from operations (as defined in the Management Agreement) of the Company for such quarter per share of Common Stock (based on the weighted average number of shares outstanding for such quarter) exceeds (b) an amount equal to (A) the weighted average of the price per share of Common Stock in the 144A Offering, and the prices per share of Common Stock in any subsequent offerings by the Company multiplied by (B) the greater of (1) 2.25% and (2) .875% plus one fourth of the ten-year U.S. treasury rate for such quarter, multiplied by (ii) the weighted average number of shares of Common Stock outstanding during such quarter. “Funds From Operations” as defined in the Management Agreement is net income (computed in accordance with generally accepted accounting principles) before incentive compensation and including base management fees, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. For the three months ended March 31, 2007 and 2006, incentive fees were $0.2 million and $0, respectively.

The following table summarizes management fees incurred by the Company for the three months ending March 31, 2007 and 2006, respectively.

	For the Three Months Ended March 31,		$ Change
	2007	2006
Base management fees	$1,855	$1,921	$(66)
Incentive fees	152	—	152

Total management fees	$2,007	$1,921	$86

At March 31, 2007 and December 31, 2006, $1.2 million and $1.9 million, respectively, related to unpaid base management fees are included in due to affiliate in the accompanying consolidated balance sheets. In addition, at March 31, 2007, $0.2 million related to unpaid incentive fees are included in due to affiliate in the accompanying consolidated balance sheets. There was no unpaid incentive fee for the three months ending December 31, 2006.

The Management Agreement also provides that the Company is required to reimburse the Manager for certain expenses incurred by the Manager on the Company’s behalf, including the Company’s pro rata share of overhead expenses of the Manager required for the Company’s operations. In November 2006, retroactive to January 1, 2006, the independent members of the Board of Directors approved an amendment to the Management Agreement to provide that the allocable overhead reimbursement will be fixed at an amount equal to $0.5 million per annum for 2006, and in each calendar year thereafter, subject to approval by the independent members of the Board of Directors, $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index (“CPI”) for the applicable year over the CPI for the calendar year 2006. For the three months ended March 31, 2007 and 2006, overhead reimbursements were approximately $0.1 million. The Manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on the Company’s behalf. If such services are provided by the Manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants or other third parties on an arm’s length basis. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements for overhead and other services provided by the Manager of $17 and $16 in the three months ended March 31, 2007 and 2006, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations. At March 31, 2007 and December 31, 2006, $0.1 million and $0.2 million, respectively, of expenses to be reimbursed were unpaid and included in due to affiliate in the accompanying consolidated balance sheets.

Under the Management Agreement, the Manager is responsible for all costs, except as otherwise noted, incidental to the performance of its duties under the Management Agreement, including the employment compensation (other than awards made by us under the equity incentive plan) of J.E. Robert Company, Inc., an affiliated entity, personnel who perform services for us pursuant to the Management Agreement.

Each CMBS securitization requires that a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. Because the Manager does not have special servicer status, it appoints J.E. Robert Company, Inc. or another entity that has special servicer status, as the special servicer whenever the Company, acquires a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company, Inc. earned $1.1 million and $0.5 million in fees as special servicer during the three months ended March 31, 2007 and 2006, respectively. All fees due to J.E. Robert Company, Inc. as special servicer are paid either by the applicable securitization vehicles or the borrower and not directly by the Company and such fees are consistent with traditional, well established market standards and are set as part of the arms-length negotiations to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company, Inc. may reduce the amounts available pursuant to the terms of the applicable CMBS trusts.

In connection with CDO II (See Note 6-Loans and Notes Payable), a wholly owned subsidiary of the Company entered into a Collateral Administration Agreement with J.E. Robert Company, Inc. (the “Collateral Administrator”), pursuant to which the Collateral Administrator has agreed to advise the wholly owned subsidiary of the Company on certain matters regarding the collateral interests and other eligible investments securing the notes. The Collateral Administrator will receive two fees payable on a monthly basis, with the first fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the second fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture, each fee payable with different priorities as set forth in the applicable indenture. During the three months ended March 31, 2007, $0.4 million of collateral administration fees are reflected in general and administrative expenses in the accompanying consolidated statements of operations. At March 31, 2007 and December 31, 2006, $19 and $16, respectively, of unpaid collateral administration fees were unpaid and included in due to affiliate in the accompanying consolidated balance sheets. These fee schedules were approved by the Company’s Board of Directors.

During the three months ended March 31, 2007, the Company invested in a first mortgage loan participation with a cost basis of $30.0 million where an affiliated entity of the Manager held a controlling equity interest in the borrower. The acquisition of this mezzanine loan to affiliated borrowers was approved by the independent members of our Board of Directors as required by investment guidelines. At March 31, 2007, there was $30.0 million outstanding related to this loan.

During the year ended December 31, 2006, the Company invested in three mezzanine loans totaling $65.0 million where an affiliated entity of the Manager held a controlling equity interest in the borrower. The acquisition of these mezzanine loans to affiliated borrowers were approved by the independent members of our Board of Directors as required by investment guidelines. At March 31, 2007, there was $65.0 million outstanding related to these loans.

During the year ended December 31, 2005, the Company originated mezzanine loans with an affiliated entity of the Manager totaling $63.4 million. The ownership was allocated equally between the Company and the affiliated entity, with the Company’s share of the initial loans equal to $31.7 million. At March 31, 2007, there was $20.5 million outstanding related to these loans.

12.	STOCK OPTION AND INCENTIVE AWARD PLAN

The Company adopted the Nonqualified Stock Option and Incentive Award Plan, (the “Plan”), which provides for awards under the Plan in the form of stock options, stock appreciation rights, restricted stock, other equity-based incentive awards and cash. Officers, directors and employees of the Company and of the Manager and its affiliates as well as the Manager and other third parties are eligible to receive awards under the Plan. The Plan has a term of ten years and limits the awards to a maximum of 1,150,000 shares of Common Stock, unless the Plan is amended.

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

In June 2006, 10,000 shares of restricted stock were awarded to the five independent directors related to the annual awards. As of March 31, 2007, the Company granted an aggregate of 30,000 shares of restricted stock to its independent directors pursuant to the terms of the Plan, of which 5,000 shares remain unvested. Compensation expense related to the Manager shares and the independent director shares is recorded at fair value of the stock at the time of the award and recognized as expense over time. Compensation expense of $20 was recognized during the three months ended March, 31, 2007 related to the annual independent director restricted stock grants which immediately vest and amortization of unvested independent director restricted stock grants. As of March 31, 2007 and December 31, 2006, unrecognized compensation expense related to the nonvested awards to the independent directors was $13 and $33, respectively, and is included as a component of additional paid-in capital on the consolidated balance sheets.

In accordance with the Plan, in May 2006, Mark Weiss, our President, was awarded 60,000 restricted shares of common stock and 150,000 stock options on the Company’s common stock subject to vesting over five years. Certain of these restricted shares and stock options vest over the requisite service period and the remainder are subject to specific market conditions, including the Company achieving certain financial performance goals or objectives. For awards vesting based only on the requisite service period, compensation expense is amortized over the vesting period. In accordance with SFAS No. 123R, compensation expense for awards with market conditions is recognized regardless of whether the market condition has been satisfied, so long as the requisite service period is completed, and therefore, expense is recognized based on the vesting period. Vested shares are included in both basic and diluted shares outstanding, while unvested shares are only included in diluted shares outstanding using the treasury stock method. With respect to the restricted shares of common stock granted to the officer of the Company, 50% of these shares vest ratably over five years, subject to continued employment with affiliates of our Manager. The remaining 50% of these shares vest subject to continued employment with affiliates of our Manager and graded vesting commencing in June 2009 based on achievement of certain conditions. Restricted shares awarded were valued at $15.32 per share based on their fair market value on the date of grant. Compensation expense of $46 was recognized during the three months ended March 31, 2007 related to these restricted shares, none of which have vested as of March 31, 2007. As of March 31, 2007 and December 31, 2006, unrecognized compensation expense related to the nonvested restricted stock awards to the officer of the Company was $0.8 million. The stock options granted to the officer of the Company have an exercise price equal to the greater of fair market value per common share of the Company at grant date or $17.75, subject to continuing employment, and expire ten years from the date of grant. 50% of these options vest ratably over five years. The remaining 50% of these options vest subject to graded vesting commencing in June 2009 based on achievement of certain conditions. The estimated weighted-average fair value of each option granted as of the grant date using a Black-Scholes option pricing model was $1.31 per share. The following assumptions were used to estimate the fair value of the options granted in May 2006:

Dividend yield	8.65%
Expected volatility	27.29%
Risk-free interest rate	5.11%
Expected life	7 years
Price of the underlying stock	$15.32
Exercise price of the options	$17.75

Compensation expense of $10 was recognized during the three months ended March 31, 2007 related to the issuance of stock options in May 2006. As of March 31, 2007 and December 31, 2006, unrecognized compensation expense related to stock options issued in May 2006 is $0.2 million.

Summary information about the Company’s stock options outstanding at March 31, 2007 is as follows:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at January 1, 2007	150,000	$17.75
Granted	—	$—
Exercised	—	$—
Expired or forfeited	—	$—

Outstanding at March 31, 2007	150,000	$17.75

Options exercisable at March 31, 2007	—

Intrinsic value at March 31, 2007	$191

13.	REGISTRATION RIGHTS AGREEMENT

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

Acquisitions

On April 3, 2007, the Company purchased two mezzanine loan investments with a par value of $91.6 million. The loans bear interest based on LIBOR plus a weighted average spread over LIBOR of 2.45% and have maturity dates in February 2009. Subsequent to the acquisition, the Company has received $39.1 million in repayments related to these loans.

Repayments

On April 12, 2007, the Company received a $4.1 million partial repayment of an outstanding principal balance on a mezzanine loan with an outstanding principal balance of $50.0 million at March 31, 2007.

On April 30, 2007, the Company received a $17.2 million repayment of an outstanding principal balance on a mezzanine loan investment pledged as collateral for CDO II. In connection with the repayment, the Company also received $0.1 million in contractually scheduled interest income in accordance with the loan agreement.

Financing

On April 3, 2007, the Company contributed CMBS investments to CDO II with a face amount of $17.0 million. In addition, on April 16, 2007, the Company contributed $15.0 million of a $35.0 million first mortgage participation loan investment thereby fully investing the remaining ramp facility of CDO II and investing $7.2 million of CDO II’s available replenishment pool balance.

On April 3, 2007, the Company borrowed $73.3 million under its repurchase agreement with Goldman Sachs and the funds were utilized in the acquisition of the two mezzanine loan investments as discussed above. Subsequent to the borrowing, $31.3 million of the obligations under the repurchase agreement have been paid down.

On April 9, 2007, the Company issued $60.0 million of trust preferred securities to fund existing and future investment activities and other working capital needs. Net cash proceeds of this financing transaction were $59.1 million. The trust preferred securities have a 30-year term ending April 2037, are redeemable at par on or after April 2012 and pay distributions at a fixed rate of 7.24% (excluding amortization of fees and expenses) for the first five years through April 2012 and thereafter, at a floating rate of three month LIBOR plus 2.25% (excluding amortization of fees and expenses).

On April 12, 2007, the Company repaid $29.8 million under its repurchase agreement with Goldman Sachs.

Other

On April 1, 2007, certain key personnel, including certain of the Company’s executive officers and other employees of J.E. Robert Company, Inc., were awarded an aggregate of 124,500 shares of common stock, subject to vesting over a period of three years. Half of these restricted shares vest over the requisite service period and the remainder vest only if certain performance targets are met.

On April 30, 2007, the Company paid dividends to holders of its common stock of $11.3 million, or $0.44 per common share outstanding, to shareholders of record on March 30, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the consolidated financial statements and notes included herein. Amounts are presented in thousands except for share and per share data and as otherwise noted.

General

JER Investors Trust Inc. is a specialty finance company organized by J.E. Robert Company, Inc. primarily to originate and acquire real estate debt securities and loans. We were formed in April 2004 and we completed our initial public offering in July 2005. We are externally managed and advised by JER Commercial Debt Advisors LLC (the “manager”), an affiliate of J.E. Robert Company, Inc. J.E. Robert Company, Inc. and its affiliates are a fully integrated real estate investment management firm. We capitalize on the knowledge and substantial resources of J.E. Robert Company, Inc. and its affiliates and take advantage of the growing volume and complexity of commercial real estate structured finance products by investing primarily in loans and debt securities that we believe will yield the highest risk-adjusted returns. Our target investments include commercial real estate structured finance products such as commercial mortgage backed securities (commonly known as CMBS), mezzanine loans and B-Note participations in mortgage loans, as well as whole commercial mortgage loans, loans to real estate companies, preferred equity, and net leased real estate. We may also invest in residential mortgages and related securities. We pursue a selective investment strategy, targeting specific transactions based on an analysis of debt structure and taking into account the underlying real estate and borrower credit risk. We are organized and conduct our operations in a manner intended to qualify as a real estate investment trust, or REIT, for Federal income tax purposes.

J.E. Robert Company, Inc. was founded in 1981 to provide expertise to public and private financial institutions in resolving real estate loan workout situations. Since its founding, the firm has been active in all facets of the commercial real estate debt markets, including sourcing, due diligence, valuation, acquisition, asset management and disposition. J.E. Robert Company, Inc. primarily conducts its real estate investment management activities on a global basis through a series of private equity funds, which we refer to as the JER Funds.

We are organized and conduct our operations to qualify as a REIT for Federal income tax purposes. As a REIT, among other restrictions and limitations, we will generally not be subject to Federal income tax on that portion of our income that is distributed to stockholders if we distribute at least 90% of our REIT taxable income to our stockholders by the due date of our federal income tax return and comply with various other requirements.

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

As of March 31, 2007, we have granted an aggregate of 30,000 shares of restricted stock to our independent directors pursuant to the terms of our Incentive Plan. In May 2006, we granted Mark Weiss, our president, 60,000 restricted shares of common stock and 150,000 stock options on our common stock. As of March 31, 2007, we had a total of 25,757,035 shares of common stock issued and outstanding.

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

We believe that the overall subordinated debt market, which includes B-notes, mezzanine debt and preferred equity, is growing because purchasers of commercial real estate are increasingly using subordinated debt financing to reduce their required equity investment and to attain greater leverage on their equity. However, at the same time, we believe that there is and will continue to be significant competition among providers of subordinated debt financing, which could result in declining interest rate spreads on mezzanine financing. Finally, with an increase in competition for our targeted investments, we believe some lenders may be willing to accept relatively higher levels of risk with respect to the type of assets that collateralize the loans as well as the terms under which they are willing to lend monies. If we are unwilling to accept the relatively higher levels of risk associated with these loans, we may not be able to acquire or originate investments associated with such relatively higher risk loans. Alternatively, if we are willing to accept the relatively higher levels of risk associated with these loans and do acquire or originate investments that are associated with such loans, we may increase our overall risk of impairment and loss associated with such loans.

Rising interest rate environment: We believe that interest rates are likely to increase. With respect to our existing and future floating rate investments, we believe such interest rate increases should result in increases in our net interest income. Similarly, we believe such an increase in interest rates should generally result in an increase in our net interest income on future fixed interest rate investments made by us. Conversely, in periods of rising interest rates, prepayments on mortgage loans generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. With respect to our existing fixed rate investments, we believe our strategy of financing such assets through a match-funded collateralized debt obligations (“CDOs”), combined with utilizing interest rate swaps prior to the execution of a CDO, allows us to mitigate reductions in net interest income. Nevertheless, we may not be able to successfully match fund all of our investments.

Credit Spreads: We believe that credit spreads applicable to our targeted investments will periodically fluctuate based on changes in supply and demand. We expect supply to continue to increase based on the growing securitization market and the increased tranching of real estate debt. We expect demand to vary based on the investor perception of the associated credit risk in consideration of the current underwriting practices, the adequacy of ratings provided by the rating agencies and the investor assessment of the current and future real estate market fundamentals. Demand may be further influenced by investor expectations regarding the ability to finance these assets, currently or in the future. We expect that credit spreads will increase during periods of perceived higher credit risk and decline during periods of perceived lower credit risk.

Most recently, we have seen a significant widening of spreads since late February 2007 in the subordinate CMBS market which includes bonds rated BB+ through NR. We have also seen significant widening in spreads in the lowest investment grade tranche, or BBB-. We expect that this will result in an increase in our unleveraged loss adjusted spreads on future subordinate and BBB- CMBS acquisitions.

We have, however, also seen a widening of spreads and a potential decrease in leverage in the Commercial Real Estate Commercial Debt Obligations (“CRE CDOs”). The general weakening in the CRE CDO market could have a negative impact on our leveraged returns.

Critical Accounting Policies

Our most critical accounting policies relate to investment consolidation, revenue recognition, securities valuation, loan loss provisions, derivative accounting and income taxes. Each of these items involves estimates that require management to make judgments that are subjective in nature. We rely on J.E. Robert Company, Inc. and its affiliates’ experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under different conditions, we could report materially different amounts using these critical accounting policies.

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

The table below details information about our CMBS investments, including the purchase date, the face amount of the total CMBS issuance, the original face amount of our CMBS investments, and the amortized cost of our CMBS investments as of March 31, 2007 and December 31, 2006:

CMBS Trust	Investment Date	Total Face Amount of CMBS Issuance	Original Face Amount of Investment	Amortized Cost as of
				March 31, 2007	December 31, 2006
MACH One 2004-1	July 2004	$643,261	$50,637	$18,649	$18,611
CSFB 1998-C1	August 2004	2,482,942	12,500	9,373	9,316
CSFB 2004-C4	November 2004	1,138,077	52,976	22,549	22,547
MLMT 2004-BPC1	November 2004	1,242,650	76,986	26,529	26,535
JPMCC 2004-C3	December 2004	1,517,410	81,561	35,858	35,872
JPMCC 2005-CIBC11	March 2005	1,800,969	70,035	34,078	34,096
BACM 2005	April 2005	2,322,091	84,663	41,706	41,739
LB UBS 2005-C2	April 2005	1,942,131	7,000	4,313	4,308
CSFB 2005-C2	May 2005	1,614,084	82,261	38,983	38,971
LB UBS 2005-C3	June 2005	2,060,632	39,335	19,744	19,780
JPMCC 2005-CIBC12	July 2005	2,167,039	70,429	34,791	34,857
JPMCC 2005-LDP4	September 2005	2,677,075	90,352	48,786	48,801
MSCI 2005-IQ10	October 2005	1,546,863	55,274	30,743	30,755
MLMT 2005 CKI1	December 2005	3,073,749	96,066	51,912	51,976
MSC 2006 HQ8	March 2006	2,731,231	105,707	62,115	62,093
JPMCC 2006-CIBC15	June 2006	2,118,303	71,493	37,748	37,845
CGCMT 2006-C4	June 2006	2,263,536	84,395	50,981	51,043
MSCI 2006- HQ9	August 2006	2,565,238	81,338	48,788	48,850
MLMT 2006- C2	August 2006	1,542,697	60,067	38,261	38,259
JPMCC 2006- LDP8	September 2006	3,066,028	107,158	64,547	64,642
CD 2006- CD3	October 2006	3,571,361	110,713	63,098	63,245
MSCI 2007- HQ11	February 2007	2,417,647	89,530	58,656	—
GCCFC 2007- GG9	March 2007	6,575,924	34,167	30,888	—
JPMCC 2007- LDP10	March 2007	5,331,517	151,616	86,305	—

Total		$58,412,455	$1,766,259	$959,401	$784,141

Our maximum exposure to loss as a result of our investment in these securities totaled $959.4 million and $784.1 million as of March 31, 2007 and December 31, 2006, respectively.

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

When the present value of current period estimates of future cash flows are lower than the present value of previous period estimates, as adjusted for principal and loan payments, and the current fair value is less than an asset’s carrying value, we will write down the asset to the current fair market value and record the other than temporary impairment through a charge to current period earnings. After taking into account the effect of the impairment charge, income is recognized using the market yield for the security used in establishing the write-down.

Lease income from leased real estate assets is recognized on a straight-line basis over the terms of the lease in accordance with SFAS No. 13. As of March 31, 2007 and December 31, 2006, $0.5 million and $48, respectively, of rent recognized as income in excess of amounts contractually due pursuant to the underlying leases were included in other assets on the accompanying balance sheets. We may establish, on a current basis, an allowance against the account for future potential tenant credit losses which may occur. The balance reflected on the balance sheet will be net of such allowance.

In accordance with the criteria established in SFAS No. 13, Accounting for Leases, we have evaluated each lease agreement related to the net leased real estate assets more fully described in Note 5. At March 31, 2007 and December 31, 2006, we determined that all leases are operating leases and have accounted for them as such.

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

Accounting Treatment for an Investment Acquired from and Financed with a Repurchase Agreement from the Same Counterparty. We have considered an interpretation of GAAP relating to the treatment of transactions where investments acquired by us from a particular counterparty are simultaneously or subsequently financed via a repurchase agreement with that same counterparty or an affiliate thereof. Currently, in such cases, we record such transactions as a sale of the investment to us and such related debt provided to us as a financing. An alternative interpretation of GAAP, however, concerns whether such investments should be treated as a derivative. Over the past two years, we have identified several investments that may be affected by such alternative interpretation. In the three months ended March 31, 2007, we acquired a first mortgage loan participation investment from a counterparty with a cost basis of $35.0 million. Subsequently, during the three months ended March 31, 2007, the same counterparty provided financing of $29.8 million via a repurchase agreement for the same first mortgage loan participation. The first mortgage loan participation investment is a floating rate instrument, and based on these terms, its carrying value approximates fair value. If we recorded this first mortgage loan as a derivative in connection with financing such loans, changes in the fair value of such derivative would have affected net income in the quarter ended March 31, 2007. In addition, total assets and total liabilities would have been affected for the period ended March 31, 2007. Our understanding is that the issue is being considered for further technical guidance by the accounting standard setters. Future guidance may require us to adjust the accounting for the assets in which we have invested.

Our understanding is that the issue is being considered for further technical guidance by the accounting standard setters. Future guidance may require us to adjust the accounting for the assets in which we have invested.

Loan Loss Provisions. We purchase and originate commercial mortgage and mezzanine loans to be held as long-term investments. The loans are evaluated for possible impairment on a quarterly basis. In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, impairment occurs when it is deemed probable we will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, we will establish a reserve for loan losses and a corresponding charge to earnings through the provision for loan losses. Significant judgments are required in determining impairment, which includes making assumptions regarding the value of the loan, the value of the real estate or partnership interests that secure the loan, and any other applicable provisions, including guarantees and cross-collateralization features, if any.

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

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheets as either an asset or liability, with a corresponding amount, adjusted for swap payments, recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. As of March 31, 2007 and December 31, 2006, we had no fair value hedges.

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

New Accounting Standards. In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, which addresses accounting for certain hybrid financial instruments that contain embedded derivatives and eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for the fiscal year ended December 31, 2007. We adopted SFAS No. 155 as of January 1, 2007 and have determined that the adoption of SFAS No. 155 does not have an impact on our consolidated financial statements as of March 31, 2007.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement.

We are subject to U.S. Federal income tax as well as income tax of multiple state and local jurisdictions but, as a REIT, we are generally not subject to income tax on net income distributed as dividends to shareholders. As required, we adopted FIN 48 effective January 1, 2007 and have concluded that there is no effect on our consolidated financial statements. Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

The 2004 through 2006 tax years remain subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in general & administrative expense on our consolidated statements of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not yet determined what impact, if any, SFAS No. 157 will have on our consolidated financial statements.

Results of Operations

Comparison of the three months ended March 31, 2007 and 2006

Net income was $9.8 million, or $0.38 per diluted share, and $6.5 million, or $0.25 per diluted share, for the three months ended March 31, 2007 and 2006, respectively. Funds from operations (FFO), was $10.0 million, or $0.39 per diluted share, and $6.5 million, or $0.25 per diluted share, for the three months ended March 31, 2007 and 2006, respectively. Since our acquisition of our first real estate investment in December 2006 and the related material depreciation expense, we believe that FFO is another important measure of our operating performance to our stockholders because it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs.

Revenues

The following table sets forth information regarding the total amount and composition of our revenues, which are primarily interest income earned from our investments and cash positions and lease income on our net leased real estate assets:

	For the Three Months Ended March 31,		$ Change
	2007	2006
Revenues
Interest income from CMBS	$17,823	$9,354	$8,469
Interest income from real estate loans	8,749	3,062	5,687
Interest income from cash and cash equivalents	1,987	1,667	320
Lease income from real estate assets	1,372	—	1,372

Total Revenues	$29,931	$14,083	$15,848

The increase in revenues during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is primarily due to increased balances of interest-bearing assets due to acquisitions and interest income on cash proceeds relating to CDO II as well as increased lease income on net leased real estate assets. During the three months ended March 31, 2007, interest income from real estate loans includes $0.5 million related to recognition of purchase discounts on one mezzanine loan that was repaid in February 2007 prior to its scheduled maturity. For the three months ended March 31, 2007, $20.7 million was earned on fixed rate investments, while the remaining $9.2 million was earned on floating rate investments, compared to $9.4 million and $4.7 million for the same period in 2006, respectively. We classify income from floating rate investments as that which is tied to a publicly published index, specifically LIBOR. As of March 31, 2007, our floating rate investments included a cost basis of $322.7 million in real estate loans, $35.8 million in cash and cash equivalents and $66.5 million in restricted cash primarily related to CDO II. For the three months ended March 31, 2007, interest income earned on CMBS investments and real estate loans acquired during the period was $0.6 million and $1.7 million, respectively. In addition, interest income earned during the three months ended March 31, 2007 on CMBS investments and loan investments purchased in 2006 subsequent to March 31, 2006 was $6.6 million and $5.3 million, respectively. Interest income earned during the three months ended March 31, 2007 on CMBS investments acquired during the three months ended March 31, 2006 increased $1.3 million due to the timing of acquisitions. Conversely, interest income for the three months ended March 31, 2007 on investments purchased in prior periods decreased $1.3 million due to mezzanine loan repayments. During the three months ended March 31, 2007, investments in real estate assets provided $1.4 million in lease income, which is included in the $20.7 million earned on fixed rate investments during the year. There were no such investments or related income during the three months ended March 31, 2006.

The level of investment related income is directly related to the balance of the interest-bearing assets and net leased real estate assets outstanding during the period and the weighted average yields on such investments. The cost basis of interest-bearing and net leased real estate assets and related weighted average yields at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007		December 31, 2006
	Cost	Yield	Cost	Yield
CMBS	$959,401	8.6%	$784,141	8.8%
Real estate loans	490,502	8.1%	287,845	9.6%
Real estate assets	38,762	14.2%	38,762	14.2%

Total	$1,488,665	8.6%	$1,110,748	9.2%

Expenses

The following table sets forth information regarding the amount and composition of our expenses:

	For the Three Months Ended March 31,
	2007	2006	$ Change
Interest expense	$15,631	$3,973	$11,658
Management fees, affiliate	1,855	1,921	(66)
Incentive fees, affiliate	152	—	152
Depreciation on real estate assets	206	—	206
General and administrative	2,280	1,394	886

Total Expenses	$20,124	$7,288	$12,836

Interest Expense. Interest expense was $15.6 million and $4.0 million for the three months ended March 31, 2007 and 2006, respectively. Interest expense for the three months ended March 31, 2007 consisted primarily of $4.3 million of interest on CDO I, which closed in November 2005, $9.8 million of interest on CDO II, which closed in October 2006, $1.0 million of interest expense on repurchase agreements, $0.4 million of amortization of deferred financing fees related to repurchase agreements and $0.1 million of interest expense related to the amortization of swap termination costs. The $4.0 million of interest expense for the three months ended March 31, 2006 was comprised primarily of $3.8 million related to CDO I which closed in November 2005 and interest related to amortization of deferred financing fees related to repurchase agreements and our collateralized debt obligations of $0.2 million. The increase in interest expense for the three months ended March 31, 2007 compared to the same period in 2006 is primarily due to the $708.3 million increase in notes payable related to CDO II and increased average borrowings on repurchase agreements. The following table sets forth information regarding the total composition amount of interest expense, which is primarily interest expense related to our CDOs and repurchase agreements:

	For the Three Months Ended March 31,
	2007	2006	$ Change
CDO I	$4,313	$3,787	$526
CDO II	9,758	—	9,758
Repurchase agreements	1,023	—	1,023
Amortization of deferred financing fees	442	197	245
Amortization of swap termination loss (gain)	95	(11)	106

Total interest expense	$15,631	$3,973	$11,658

Management and Incentive Fees. Base management fees are calculated as a percentage of stockholders’ equity adjusted to exclude the effect of any unrealized gains and losses or other items that do not affect realized net income. Our manager is also entitled to receive quarterly incentive fees equal to 25% of our Funds From Operations (as defined in the management agreement), or FFO, in excess of minimum FFO targets (as defined in the management agreement). The following table summarizes our management fees for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,		$ Change
	2007	2006
Base management fees	$1,855	$1,921	$(66)
Incentive fees	152	—	152

Total management fees	$2,007	$1,921	$86

The decrease in base management fees for the three months ended March 31, 2007 compared to the same period in 2006 is due to a lower equity base in 2007 compared to 2006, principally driven by distributions in excess of GAAP net income. The increase in incentive fees for the three months ended March 31, 2007 was due to FFO exceeding the minimum targets defined in the management agreement. The minimum FFO target for the three months ended March 31, 2007 was $9.6 million.

Depreciation on Real Estate Assets. The increase in depreciation on real estate assets of $0.2 million for the three months ended March 31, 2007 as compared to the same period in 2006 was due to the acquisition of our first real estate asset investment in December 2006. There were no such assets held and no depreciation expense during the three months ended March 31, 2006.

General and Administrative Expense. The increase in general and administrative expenses of $0.9 million for the three months ended March 31, 2007 versus the same period in 2006 was due primarily to higher professional fees, collateral administration fees. Specifically, professional fees increased $0.5 million related to audit and tax services primarily related to external audit, Sarbanes-Oxley compliance, internal audit and interest rate risk management advisory fees. Collateral administration fees increased $0.4 million primarily due to fees paid to an affiliate of our manager associated with CDO II, which closed in October 2006. Included in general and administrative expenses are additional affiliate expenses related to overhead and out-of-pocket expense reimbursements aggregating $0.5 million in both the quarters ended March 31, 2007 and 2006.

Loss on Impairment of Assets. There were no impairment charges on assets recorded during the three months ended March 31, 2007. For the three months ended March 31, 2006, pursuant to EITF 99-20, we recorded aggregate impairment charges to earnings totaling $0.3 million. This other than temporary impairment charge related to three securities in two different CMBS trusts where the present value of cash flow projections of the security at that time was estimated to be lower than the present value of cash flow projections of the same security in the prior reporting period and, at the same time, the then current fair value of the security was less than the prior period carrying value. The actual cash flows of the security will depend on final resolutions of the underlying loans and assets in the respective CMBS trusts.

Funds from Operations

We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, which are not a recurring part of our business, and sales of properties, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance, or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it entirely indicative of funds available to fund our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited. In addition, our use of a similar term, funds from operations, as a basis for calculating incentive management fees on a quarterly basis, as more fully described in Results of Operations—Management and Incentive Fees, differs from the definition of FFO prescribed by NAREIT, and, therefore comparability is not appropriate.

Below is a reconciliation of GAAP net income to FFO for the three months ending March 31, 2007 and 2006:

	For the Three Months Ended March 31,
	2007	2006
Net income available to common stockholders	$9,807	$6,485
Add:
Depreciation on real estate assets	206	—

Funds from Operations (FFO) *	$10,013	$6,485

FFO per share:
Basic	$0.39	$0.25

Diluted	$0.39	$0.25

*	The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

Liquidity and Capital Resources

At March 31, 2007, our liquidity position consisted of unrestricted cash balances of $35.8 million, restricted cash of $66.5 million, which primarily consisted of $24.8 million related to the CDO II ramp facility and $41.5 million of replenishment pool balance, as well as available borrowing capacity under repurchase agreements of $137.6 million. Subsequent to March 31, 2007, we contributed $17.0 million of CMBS and $15.0 million of real estate loans to CDO II, thereby fully investing the remaining ramp facility of CDO II and investing $7.2 million of CDO II’s available replenishment pool balance.

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and investments, pay dividends and other general business needs. Our principal sources of working capital and funds for additional investments primarily include: 1) cash flow from operations; 2) borrowings under our repurchase and credit facilities; 3) our CDO offerings; 4) other forms of financing or additional securitizations including CMBS or subsequent CDO offerings; 5) proceeds from trust preferred securities, common or preferred equity offerings and, to a lesser extent, 6) the proceeds from principal payments on our investments. We believe these sources of financing will be sufficient to meet our short-term liquidity needs. Our initial borrowings have been short-term, variable rate debt; however, we have financed and expect to continue to finance the majority of our assets through match-funded CDO strategies. Our CDO strategy is dependent upon our ability to place the match-funded debt we intend to create in the market at attractive borrowing spreads. If spreads for CDO liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute the CDO strategy will be severely restricted. We expect that our cash flow provided by operations and our current and anticipated financings will satisfy our liquidity needs over the next twelve months.

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

Borrowings. In September 2006, one of our wholly owned subsidiaries entered into a repurchase agreement with Goldman Sachs Mortgage Company (“Goldman Sachs”). The repurchase agreement provides financing of up to $250.0 million secured by various types of real estate loans and is scheduled to terminate at the earlier of (a) the closing by us of our third collateralized debt obligation transaction or (b) October 1, 2007. The agreement provides for a series of extension options that could extend the term through October 1, 2009. The facility allows us to borrow against eligible loan collateral and is limited recourse (10% of the outstanding balance) to us. As of March 31, 2007, there was $152.8 million outstanding under the repurchase agreement at a weighted average borrowing rate of 6.0%. Real estate loans with a cost basis of $187.4 million were pledged as collateral under this repurchase agreement.

In March 2007, we entered into a repurchase agreement with Liquid Funding, an affiliate of Bear Stearns & Co. Inc., with an available borrowing capacity of $150.0 million. The repurchase agreement is secured by rated and unrated CMBS and is scheduled to terminate at the earlier of (a) the closing by us of our third collateralized debt obligation or (b) March 2008. At March 31, 2007, $109.6 million was outstanding under the repurchase agreement at a weighted average borrowing rate of 6.1%. Securities with a fair value of $139.9 million were pledged as collateral under this repurchase agreement.

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

Collateralized Debt Obligations. On October 17, 2006, we issued our second CDO, or CDO II, through two of our wholly-owned subsidiaries, JER CRE CDO 2006-2, Limited and JER CRE CDO 2006-2, LLC. CDO II is secured by $1.2 billion par value of collateral interests consisting of CMBS, mezzanine loan interests, first mortgage loan interests, Re-REMIC securities, and real estate CDO securities. CDO II issued privately placed notes totaling $768.4 million rated AAA through BBB- (“Investment Grade Notes”). We purchased a portion of the Investment Grade Notes and retained all of the non-investment grade notes and preferred shares. $708.3 million of Investment Grade Notes were issued to third parties consisting of $47.0 million of fixed rate notes with a weighted average interest rate of 5.8% and $661.3 million of floating rate notes with a weighted average interest rate of LIBOR plus 62 basis points excluding fees and expenses. The Investment Grade Notes have a remaining expected average maturity of 8.7 years as of March 31, 2007. CDO II included a ramp facility of approximately $230.9 million dedicated to finance additional collateral interests, as well as a replenishment collateral pool up to $275.0 million that will allow replenishment of proceeds of real estate loans that are paid off within five years from the closing of the transaction, subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture. At issuance, the weighted average cost of borrowing for CDO II was approximately 63 basis points (excluding fees and expenses) over applicable swap or LIBOR rates. We incurred $10.5 million of issuance costs, which were deferred and are amortized on an effective yield basis over the life of CDO II. During the three months ended March 31, 2007, we contributed CMBS of $44.0 million and mortgage loan interests of $0.1 million to CDO II and received a $27.5 million mezzanine loan repayment on CDO II collateral. As of March 31, 2007, the remaining ramp facility was $24.8 million and available replenishment proceeds were $41.5 million.

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

Contractual Obligations. Purchase commitments and aggregate principal maturities of our repurchase agreements and notes payable as of March 31, 2007 were as follows:

	March 31, 2007	Weighted Avg. Interest Rate at March 31, 2007	Range of Obligations
Purchase commitments	$—	—

Repurchase agreements	$262,423	6.0%	[1]

Notes payable	$974,578	5.9%	[2]

[1]

Repurchase agreements as of March 31, 2007 are scheduled to terminate at the earlier of (a) the closing by the Company of its third collateralized debt obligation transaction or (b) October 1, 2007 for the Goldman Sachs facility or March 12, 2008 for the Liquid Funding facility.

[2]

The maturity dates of the notes payable are contingent upon maturity of assets pledged as collateral and have a remaining expected average maturity of 8.4 years and 8.7 years for CDO I and CDO II, respectively, as of March 31, 2007.

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

Our management agreement provides that we are required to reimburse our manager for certain general and administrative expenses incurred by our manager on our behalf, including our pro rata share of overhead expenses of the manager required for our operations. In November 2006, retroactive to January 1, 2006, the independent members of the board of directors approved an amendment to the management agreement to provide that the allocable overhead reimbursement will be fixed at an amount equal to $0.5 million per annum for 2006, and in each calendar year thereafter, subject to approval by the independent members of the board of directors, $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index (“CPI”) for the applicable year over the CPI for the calendar year 2006. For both the three months ended March 31, 2007 and 2006, overhead reimbursements were approximately $0.1 million. Our manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on our behalf. If such services are provided by the manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants, or other third parties on an arm’s length basis. In accordance with the provisions of our management agreement, we incurred reimbursements for overhead and other services provided by our manager of $17 and $16 for the three months ended March 31, 2007 and 2006, respectively.

Each CMBS securitization requires a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. As our manager is not a rated special servicer, it appoints J.E. Robert Company, Inc. or another entity that is a rated special servicer as the special servicer whenever we acquire a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company, Inc. earned $1.1 million and $0.5 million in fees as special servicer during the three months ended March 31, 2007 and 2006, respectively. All fees due to J.E. Robert Company, Inc. as special servicer are paid either by the securitization vehicles or the borrowers, not directly by us and such fees are consistent with traditional, well established market standards and are set as part of the arm’s-length negotiations to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company, Inc. may reduce the amounts available to pay us pursuant to the terms of the applicable CMBS trusts.

In connection with CDO II, one of our wholly owned subsidiaries entered into a Collateral Administration Agreement with J.E. Robert Company, Inc. the Collateral Administrator, an affiliate of our manager, pursuant to which the Collateral Administrator has agreed to advise our wholly owned subsidiary on certain matters regarding the collateral interests and other eligible investments securing the notes. The Collateral Administrator will receive two fees payable on a monthly basis, with the first fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the second fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture agreement, each fee payable with different priorities as set forth in the applicable indenture. For the three months ended March 31, 2007, we incurred $0.4 million in collateral administration fees pursuant to the Collateral Administration Agreement. The fees were approved by our independent board of directors.

During the three months ended March 31, 2007, we invested in a first mortgage loan participation with a cost basis of $30.0 million where an affiliated entity of the manager held a controlling equity interest in the borrower. The acquisition of this mezzanine loan to affiliated borrowers was approved by the independent members of our Board of Directors as required by investment guidelines. At March 31, 2007, there was $30.0 million outstanding related to this loan.

During the year ended December 31, 2006, we invested in three mezzanine loans totaling $65.0 million where an affiliated entity of our manager held a controlling equity interest in the borrower. The acquisition of these mezzanine loans to affiliated borrowers was approved by the independent members of our Board of Directors as required by investment guidelines. At March 31, 2007, there was $65.0 million outstanding related to these loans.

During the year ended December 31, 2005, we originated mezzanine loans with an affiliated entity of our manager totaling $63.4 million. The ownership was allocated equally between us and the affiliated entity, with our share of the initial loans equal to $31.7 million. At March 31, 2007, there was $20.5 million outstanding related to these loans.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Amounts are presented in thousands except for share and per share data and as otherwise noted.

Market Risk. Market risk is the exposure to loss resulting from changes in interest rates, credit curve spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks to which we are exposed are interest rate risk and credit curve risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Demand for these assets may fluctuate based on the investor perception of the associated credit risk in consideration of the current underwriting practices, the adequacy of ratings provided by the rating agencies and their assessment of the current and future real estate market fundamentals. Demand may be further influenced by the investor expectation regarding the ability to finance these assets, currently or in the future. Credit curve risk is highly sensitive to dynamics of the markets for commercial mortgage-backed securities and other loans and securities we plan to invest in. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of our investment portfolio.

Our operating results depend substantially on the difference between the interest and related income earned on our interest-bearing assets and the interest expense incurred in connection with our interest-bearing liabilities. Competition from other providers of real estate financing may lead to a decrease in the interest rate earned on our interest-earning assets, which we may not be able to offset by obtaining lower interest rates on our borrowings. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between our interest-earning assets and interest-bearing liabilities. Any significant compression of the spreads between interest-earning assets and interest-bearing liabilities could have a material adverse effect on us. In addition, an increase in interest rates in the financial markets could, among other things, reduce the value of our interest-earning assets and our ability to realize gains from the sale of such assets, and a decrease in interest rates could reduce the average life of our interest-earning assets.

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

Interest Rate Risk. Interest rate sensitivity refers to the change in earnings and cash flows that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, primarily LIBOR and treasury rates. At March 31, 2007, our primary sensitivity to interest rates related to the income we earned on a portion of our $322.7 million of floating rate real estate loans and the interest expense incurred on $1.043 billion of floating rate debt, all tied to LIBOR. We have further mitigated our exposure to changes in interest rates by entering into pay-fixed interest rate swaps. The following table presents our pay-fixed interest rate swaps related to our existing indebtedness, including the CDOs, and future anticipated indebtedness as of March 31, 2007.

Trade Date	Effective Date	Effective Date Notional Balance	Notional Balance Prior to Termination	Fair Value at March 31, 2007	Termination Date	Interest Rate
October 2005	November 2005	$109,977	$5,697	$624	June 2015	4.9%
September 2006	October 2006	386,324	219,929	(550)	August 2016	5.1%
September 2006	October 2009	—	80,071	118	August 2016	5.2%
February 2007	October 2007	—	86,324	(414)	October 2014	5.1%
January 2007	November 2007	100,000	100,000	(1,798)	December 2016	5.3%
February 2007	November 2007	45,000	45,000	(158)	September 2016	5.0%
February 2007	November 2007	26,000	26,000	(120)	February 2017	5.1%
March 2007	November 2007	40,000	40,000	81	January 2017	5.0%

		$707,301	$603,021	$(2,217)

At March 31, 2007, the existence of our interest rate swaps entered into in connection with our CDOs and future indebtedness mitigate the impact of an interest rate increase on our net earnings and cash flow. As a result of and due to floating rates on our real estate loans, changes in interest rates will generally impact our net income. All of our floating rate assets and liabilities are tied to LIBOR or the applicable base rate subject to certain caps or limitations. The following table shows the estimated change in net income for a 12-month period based on changes in the applicable LIBOR rates applied to floating rate assets, liabilities and interest rate swaps effective and outstanding as of March 31, 2007.

LIBOR Rate Change (Basis Points)	Estimated Increase (Decrease) in Net Income Over 12 Months
March 31, 2007(1)
-200	$4,481
-100	2,240
100	(2,240)
200	(4,535)

(1)	Excludes the effect of changes in interest rates with respect to four forward starting interest rate swaps with a total notional balance of $211.0 million outstanding at March 31, 2007 but effective in November 2007 to hedge the effect of forecasted issuances of debt. Including the effect of these forward starting swaps, the estimated increase (decrease) in net income in the -200, -100, +100, and +200 sensitivities is $260, $130, $(130), and $(315), respectively.

Interest rate changes may also affect the fair value of our CMBS investments, real estate loans, real estate assets and derivatives.

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

We will also invest in commercial real estate loans, primarily mezzanine loans, bridge loans, B-notes, loans to real estate companies, whole mortgage loans, first mortgage loan participations and net leased real estate. We may also invest in residential mortgages and related securities. These investments will be subject to credit risk. The extent of our credit risk exposure will be dependent on risks associated with commercial and residential real estate. Property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event a borrower’s net operating income decreases, the borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

With respect to one of our mezzanine loan investments with a principal balance outstanding of $11.5 million at March 31, 2007, we have determined that one or more non-monetary defaults may exist under the applicable loan documents due to the failure and/or delay by the applicable borrowing entities to provide certain information about the borrower entities, the underlying property and an unqualified opinion from their independent auditors as to the scope of the audits or as to the status of the borrowers or property owner as a going concern. Although we are working with the borrowers to correct such non-monetary defaults, no assurance can be given that such defaults will be remedied. All payments due under the mezzanine loan are current and no losses are anticipated thereby yielding no loss recognition.

Recent Events

Acquisitions

On April 3, 2007, we purchased two mezzanine loan investments with a par value of $91.6 million. The loans bear interest based on LIBOR plus a weighted average spread over

LIBOR of 2.45% and have maturity dates in February 2009. Subsequent to the acquisition, we have received $39.1 million in repayments related to these loans.

Repayments

On April 12, 2007, we received a $4.1 million partial repayment of an outstanding principal balance on a mezzanine loan with an outstanding principal balance of $50.0 million at March 31, 2007.

On April 30, 2007, we received a $17.2 million repayment of an outstanding principal balance on a mezzanine loan investment pledged as collateral for CDO II. In connection with the repayment, we also received $0.1 million in contractually scheduled interest income in accordance with the loan agreement.

Financing

On April 3, 2007, we contributed CMBS investments to CDO II with a face amount of $17.0 million. In addition, on April 16, 2007, we contributed $15.0 million of a $35.0 million first mortgage participation loan investment thereby fully investing the remaining ramp facility of CDO II and investing $7.2 million of CDO II’s available replenishment pool balance.

On April 3, 2007, we borrowed $73.3 million under its repurchase agreement with Goldman Sachs and the funds were utilized in the acquisition of the two mezzanine loan investments as discussed above. Subsequent to the borrowing, $31.3 million of the obligations under the repurchase agreement has been paid down.

On April 9, 2007, we issued $60.0 million of trust preferred securities to fund existing and future investment activities and other working capital needs. Net cash proceeds of this financing transaction were $59.1 million. The trust preferred securities have a 30-year term ending April 2037, are redeemable at par on or after April 2012 and pay distributions at a fixed rate of 7.24% (excluding amortization of fees and expenses) for the first five years through April 2012 and thereafter, at a floating rate of three month LIBOR plus 2.25% (excluding amortization of fees and expenses).

On April 12, 2007, we repaid $29.8 million under our repurchase agreement with Goldman Sachs.

Other

On April 1, 2007, certain key personnel, including certain of our executive officers and other employees of J.E. Robert Company, Inc., were awarded an aggregate of 124,500 shares of common stock, subject to vesting over a period of three years. Half of these restricted shares vest over the requisite service period and the remainder vest only if certain performance targets are met.

On April 30, 2007, we paid dividends to holders of our common stock of $11.3 million, or $0.44 per common share outstanding, to shareholders of record on March 30, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the “Exchange Act”)) as of March 31, 2007. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2007.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is not a party to any legal proceedings

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

JER INVESTORS TRUST INC.
(Registrant)

By:	/s/ Joseph E. Robert, Jr.
Name:	Joseph E. Robert, Jr.
Title:	Chief Executive Officer and Chairman of the Board
Date:	May 10, 2007

By:	/s/ Tae-Sik Yoon
Name:	Tae-Sik Yoon
Title:	Executive Vice President, Chief Financial Officer and Treasurer
Date:	May 10, 2007