Form 10-Q
period 2007-06-30
JER Investors Trust Inc
filed 2007-08-09
CIK 1294017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 9, 2007, the registrant had outstanding 25,890,035 shares of common stock, par value $0.01 per share.

JER INVESTORS TRUST INC.

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are subject to various risks and uncertainties, including without limitation, statements relating to the performance of the investments of JER Investors Trust Inc. (the “Company”) and the Company’s financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company’s actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on the Company’s operations and future prospects include, but are not limited to:

•	changes in economic conditions generally and the real estate and bond markets specifically;

•	legislative and regulatory changes (including changes to laws governing the taxation of real estate investment trusts);

•	availability of capital to the Company;

•	the Company’s ability to obtain future financing arrangements;

•	the Company’s ability to maintain adequate liquidity, including satisfying potential margin call requirements;

•	changes in interest rates and interest rate spreads;

•	changes in generally accepted accounting principles or interpretations thereof;

•	market trends;

•	policies and rules applicable to real estate investment trusts;

•	application and interpretation of the rules and regulations of the Investment Company Act of 1940; and

•	other factors as may be detailed from time to time in the Company’s public announcements and Securities and Exchange Commission filings.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	Interim Financial Statements

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$8,497	$143,443
Restricted cash	79,005	83,085
CMBS, at fair value	903,475	790,203
Real estate loans	551,334	287,845
Real estate assets, net	77,076	38,740
Accrued interest receivable	10,170	8,241
Due from affiliate	—	146
Interest rate swap agreements, at fair value, net	21,324	1,136
Deferred financing fees, net	14,806	14,684
Other assets	3,302	438

Total Assets	$1,668,989	$1,367,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$974,578	$974,578
Repurchase agreements	293,287	—
Junior subordinated debentures	61,860	—
Accounts payable and accrued expenses	1,536	939
Dividends payable	11,609	18,523
Due to affiliate	1,555	2,110
Other liabilities	3,834	1,830

Total Liabilities	1,348,259	997,980
Stockholders’ Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 25,890,035 and 25,757,035 shares issued and outstanding, respectively	259	258
Additional paid-in capital	392,113	391,872
Cumulative dividends paid/declared	(92,179)	(69,250)
Cumulative earnings	65,282	45,374
Accumulated other comprehensive income (loss)	(44,745)	1,727

Total Stockholders’ Equity	320,730	369,981

Total Liabilities and Stockholders’ Equity	$1,668,989	$1,367,961

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES
Interest income from CMBS	$20,531	$10,846	$38,354	$20,200
Interest income from real estate loans	10,630	3,115	19,379	6,177
Interest income from cash and cash equivalents	1,564	1,268	3,550	2,935
Lease income from real estate assets	1,404	—	2,777	—
Other income	31	—	31	—

Total Revenues	34,160	15,229	64,091	29,312

EXPENSES
Interest expense	19,793	3,914	35,424	7,887
Management fees, affiliate	1,850	1,914	3,705	3,836
Incentive fees, affiliate	235	—	387	—
Depreciation on real estate assets	206	—	412	—
General and administrative	1,975	1,745	4,255	3,138

Total Expenses	24,059	7,573	44,183	14,861

INCOME BEFORE OTHER GAINS (LOSSES)	10,101	7,656	19,908	14,451

OTHER GAINS (LOSSES)
Loss on impairment of assets	—	—	—	(310)

NET INCOME	$10,101	$7,656	$19,908	$14,141

Net earnings per share:
Basic	$0.39	$0.30	$0.77	$0.55

Diluted	$0.39	$0.30	$0.77	$0.55

Weighted average shares of common stock outstanding:
Basic	25,695,178	25,683,409	25,693,615	25,682,726

Diluted	25,720,330	25,690,170	25,715,513	25,687,353

Dividends declared per common share	$0.45	$0.36	$0.89	$0.69

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Dividends Paid/Declared	Cumulative Earnings (Losses)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2006	25,757	$258	$391,872	$(69,250)	$45,374	$1,727	$369,981
Comprehensive income:
Net income					19,908		19,908
Fair value adjustment for effective cash flow hedges						20,190	20,190
Amortization of swap termination costs						211	211
Unrealized (losses) on securities available-for-sale						(66,873)	(66,873)

Total comprehensive income (loss)							(26,564)

Dividends declared				(22,929)			(22,929)
Stock based compensation - restricted share awards	133	1	244				245
Stock based compensation - stock options			(3)				(3)

Balance at June 30, 2007	25,890	$259	$392,113	$(92,179)	$65,282	$(44,745)	$320,730

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,908	$14,141
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion/ amortization	1,626	583
Depreciation on real estate assets	413	—
Impairment on CMBS	—	310
Amortization of debt issuance costs	908	315
Compensation expense related to stock awards	242	149
Capitalized interest on loans	—	(1,204)
Increase in straight line rent receivable	(819)	—
Changes in assets and liabilities:
Decrease in other assets	(1,687)	(721)
Increase in accrued interest receivable	(1,929)	(975)
Decrease in due to/from affiliates	(409)	(1,151)
Increase in accounts payable and net accrued expenses	2,600	1,330

Net cash provided by operating activities	20,853	12,777

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate loans	(413,048)	(68,081)
Purchase of CMBS	(181,590)	(151,227)
Purchase of real estate assets	(38,749)	—
Proceeds from repayment of real estate loans	150,064	38,555
Decrease in restricted cash, net	4,080	—

Net cash used in investing activities	(479,243)	(180,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	473,868	44,000
Repayment of repurchase agreements	(180,581)	—
Proceeds from issuance of junior subordinated debentures	61,860	—
Purchase of common equity in JERIT TS Statutory Trust I	(1,860)	—
Dividends paid	(29,843)	(16,953)

Net cash provided by financing activities	323,444	27,047

Net decrease in cash and cash equivalents	(134,946)	(140,929)

Cash and cash equivalents at beginning of period	143,443	151,706

Cash and cash equivalents at end of period	$8,497	$10,777

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$33,474	$8,150

Dividends declared but not paid	$11,609	$9,262

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions and balances have been eliminated in consolidation. In preparing these consolidated financial statements, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The financial information presented as of June 30, 2007 has been prepared from the books and records without audit. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2007 and the results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

Cash and Cash Equivalents

Cash and cash equivalents include cash, time deposits, and money market funds with an original maturity of 90 days or less when purchased. Carrying value approximates fair value due to the short-term maturity of the investments.

Restricted Cash

Restricted cash consists primarily of proceeds from repayment of loans serving as collateral for CDO II, completed in October 2006, as defined in Note 6, which will be used to fund replenishment collateral for CDO II. In addition, restricted cash includes interest payments received by the trustee on investments that serve as collateral for CDO I, completed in November 2005, as defined in Note 6, and CDO II, which are remitted to us on a monthly basis, and future funding obligations on certain investments.

Securities Valuation

The Company accounts for its commercial mortgage-backed securities (“CMBS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company generally classifies its CMBS investments as available-for-sale because the Company may dispose of them prior to maturity in response to changes in the market, liquidity needs or other events even though it does not hold the securities for the purpose of selling them in the near term.

The fair value of CMBS investments is determined by management based on discounted cash flow models which utilize prepayment and loss assumptions based upon historical experience, economic factors and forecasts and the characteristics of the underlying cash flows. Management determines the applicable discount rates based on current credit spreads as reflected in information provided by issuers of the securities, comparable deals purchased or traded in the marketplace, the CMBX and other derivative trading markets and market interest rates. Management validates its fair value estimates with information from dealers who make markets in these securities. The determination of future cash flows and the appropriate discount rates is inherently subjective and actual results may vary significantly from management’s estimates.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. At June 30, 2007, the Company has interest rate swaps designated as cash flow hedges, as further described in Note 8. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheets as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Ineffectiveness, if any, is recorded in the income statement. The net gain or loss related to the termination of a derivative instrument remains in accumulated other comprehensive income (loss) and is amortized into earnings during the same period in which the original hedged transaction affects earnings when it is probable that the forecasted transaction will occur within the originally specified time period. The Company periodically reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly as required by the standard. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS No. 133. As of June 30, 2007 and December 31, 2006, the Company had no fair value hedges.

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

The Company acquires participating interests in commercial real estate first mortgage loans and mezzanine loans. When the Company initially invests in loan participations, they are evaluated under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to determine whether the participation interest meets the definition of a debt security. To the extent a given loan participation meets the definition of a debt security, the participation will be accounted for according to the guidance in SFAS No. 115. Those loan participations that do not meet the definition of a debt security are accounted for as loans, and are initially recorded at the purchase price, which is generally at or near par value, and are carried on the balance sheet at amortized cost. To date, the Company has determined that none of the participation interests acquired met the definition of a debt security. See additional information regarding loan accounting and revenue recognition below under Revenue Recognition.

Real Estate and Depreciation

The Company accounts for real estate acquisitions pursuant to SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” and SFAS No. 141, “Business Combinations.” Accordingly, the Company allocates the purchase price of the acquired assets to land, building and improvements and intangibles, if any, based on their estimated respective fair values at the acquisition date. The Company assesses fair value based on available market information at the acquisition date. Buildings are depreciated on a straight-line basis over an estimated useful life of 40 years. Any capital improvement expenditures associated with replacements, improvements, or major repairs to real property that extend its useful life are capitalized and depreciated using the straight-line method over their estimated useful lives. Depreciation expense on real estate assets for the three and six months ended June 30, 2007 was $0.2 million and $0.4 million, respectively. There was no depreciation expense for the three and six months ended June 30, 2006.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of long-lived assets used in operations when indicators of impairment are present. An impairment charge is recorded if the net undiscounted cash flow estimated to be generated by those assets are less than the assets’ carrying value. The Company does not believe that impairment indicators are present, and accordingly, no such losses were recorded for the three and six months ended June 30, 2007 and 2006, respectively.

In accordance with the criteria established in SFAS No. 13, “Accounting for Leases,” the Company has evaluated each lease agreement related to the net leased real estate assets more fully described in Note 5. At June 30, 2007 and December 31, 2006, the Company had determined that all leases are operating leases and have accounted for them as such.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized using the effective interest method into earnings through interest expense over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

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

Earnings per Share

The Company calculates basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share (“EPS”) is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised using the treasury stock method. Vested equity awards are included in both basic and diluted EPS. Nonvested equity awards are included in diluted EPS to the extent that they are dilutive under the treasury stock method. At June 30, 2007, 182,000 restricted share awards are considered to be issued for purposes of issued and outstanding shares per the balance sheet but are excluded from basic EPS under SFAS No. 128 as nonvested equity awards. Nonvested equity awards with market or performance conditions are considered contingently issuable shares under SFAS No. 128 and are included in diluted EPS only to the extent that the condition would have been satisfied if the end of the reporting period were the end of the contingency period. The performance or market condition for 91,500 restricted share awards and 75,000 stock options would not have been satisfied as of June 30, 2007 and therefore these share awards have been excluded from the diluted EPS calculation for the three and six months ended June 30, 2007. 30,000 of these restricted shares and the 75,000 stock options were outstanding as of June 30, 2006 and were accordingly excluded from the diluted EPS for the three and six months ended June 30, 2006 as the conditions would not have been satisfied as of that date. Additionally, 75,000 stock options have been excluded from the diluted EPS calculation for the three months ended June 30, 2007 and the three and six months ended June 30, 2006 as their impact would be anti-dilutive.

The following table presents a reconciliation of basic and diluted weighted average common shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Basic weighted average common shares	25,695,178	25,683,409	25,693,615	25,682,726
Dilutive potential common shares
Directors and officers stock awards	25,152	6,761	20,621	4,627
Officer stock options	—	—	1,277	—

Diluted weighted average common shares	25,720,330	25,690,170	25,715,513	25,687,353

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). The Company’s accumulated other comprehensive income (loss) is comprised primarily of unrealized gains and losses on securities categorized as available-for-sale, swap termination costs amortized through a charge to interest expense over the life of the hedge and from net realized and unrealized gains and losses on certain derivative instruments accounted for as cash flow hedges. During the three and six months ended June 30, 2007, the Company amortized a net amount of $0.1 million and $0.2 million, respectively, from other comprehensive income (loss) to interest expense related to terminated cash flow hedges consisting of interest rate swaps more fully described in Note 8. Total comprehensive income (loss) for the six months ended June 30, 2007 and 2006 was ($26.6) million and $5.2 million, respectively.

Revenue Recognition

Interest income on loans and CMBS investments is recognized over the life of the investment using the effective interest method. Mortgage loans will generally be originated or purchased at or near par value and interest income will be recognized based on the contractual terms of the debt instrument. In accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” any discounts or premiums on purchased loans and loan fees or acquisition costs on originated loans will be deferred and recognized over the term of the loan as an adjustment to yield. Any unamortized balance of purchased premiums or discounts and loan origination costs are included as a part of the cost basis of the asset in the accompanying consolidated balance sheets. Any exit fees received from prepayments of loans are recognized in the current period and included in interest income.

Interest income on CMBS investments is recognized on the effective interest method as required by EITF 99-20. Under EITF 99-20, management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the Company’s purchase prices. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing of and magnitude of credit losses on the mortgage loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and the Company’s interest income. As a result, actual results may differ significantly from these estimates.

When the present value of current period estimates of future cash flows are lower than the present value of previous period estimates, as adjusted for principal and loan payments, and the current fair value is less than an asset’s carrying value, the Company will write down the asset to the current fair value and record an other than temporary impairment through a charge to current period earnings. After taking into account the effect of the impairment charge, income is recognized using the market yield for the security used in establishing the current fair value.

Lease income from leased real estate assets is recognized on a straight-line basis over the terms of the lease in accordance with SFAS No. 13. As of June 30, 2007 and December 31, 2006, $0.9 million and $48, respectively, of rent recognized as income in excess of amounts contractually due pursuant to the underlying leases are included in other assets on the accompanying balance sheets. The Company may establish, on a current basis, an allowance against the asset for future potential tenant credit losses which may occur. The balance reflected on the balance sheet will be net of such allowance. There were no such allowances at June 30, 2007 and December 31, 2006.

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

Loan Loss Provisions

The Company purchases and originates commercial mortgage and mezzanine loans to be held as long-term investments. The loans are evaluated for possible impairment on a quarterly basis. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment occurs when it is deemed probable the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company will establish a reserve for loan losses and a corresponding charge to earnings through the provision for loan losses. Significant judgments are required in determining impairment, which includes making assumptions regarding the value of the loan, the value of the real estate or partnership interests that secure the loan and any other applicable provisions, including guarantee and cross-collateralization features, if any. There were no loan loss reserves recorded as of June 30, 2007 and December 31, 2006, respectively, and there were no provisions for loan losses recorded during the three and six months ended June 30, 2007 and 2006.

Stock-Based Compensation

The Company has issued restricted shares of common stock and options to purchase common stock, or equity awards, to our directors, our Manager, employees of affiliates of our Manager and other related persons. The Company accounts for stock-based compensation related to these equity awards using the fair value based methodology under FASB Statement No. 123(R), or SFAS 123(R), “Share Based Payment” and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Compensation expense for equity awards to individuals deemed to be employees for purposes of SFAS 123(R) is measured based on the grant date fair value and amortized into expense over the vesting period. SFAS 123(R) requires that awards to non-employees be accounted for according to the fair value provisions of the Statement, but does not specify the measurement date for such non-employee awards. Accordingly, the measurement date for non-employee awards is determined based on the guidance in EITF 96-18. To the extent that non-employee awards do not contain a performance commitment as defined in EITF 96-18, compensation cost for equity awards issued to non-employees is initially measured at fair value at the grant date, remeasured at subsequent reporting dates to the extent the awards are unvested, and amortized to expense over the vesting period.

Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised version of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46(R)”). FIN 46(R) addresses the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which voting rights are not effective in identifying an investor with a controlling financial interest. An entity is considered a variable interest entity (“VIE”) and subject to consolidation under FIN 46(R) if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns. Variable interest entities within the scope of FIN 46(R) are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, its expected returns, or both.

The Company’s ownership of the subordinated classes of CMBS from a single issuer gives it the right to control the foreclosure/workout process on the underlying loans (“Controlling Class CMBS”). FIN 46(R) has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a qualifying special-purpose entity (“QSPE”) does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust’s QSPE status can be impacted in future periods by activities of its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent its CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, the Company records the investments at the purchase price paid. To the extent the underlying trusts are not QSPEs, the Company follows the guidance set forth in FIN 46(R) as the trusts would be considered VIEs.

The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria under SFAS No. 140. Additionally, the standard setters continue to review the FIN 46(R) provisions related to the computations used to determine the primary beneficiary of a VIE. Future guidance from the standard setters may require the Company to consolidate CMBS trusts in which the Company has invested.

The table below details information about the Company’s CMBS investments, including the purchase date, the face amount of the total CMBS issuance, the original face amount of our CMBS investments, and the amortized cost of our CMBS investments as of June 30, 2007 and December 31, 2006:

CMBS Trust	Investment Date	Total Face Amount of CMBS Issuance	Original Face Amount of Investment	Amortized Cost as of
				June 30, 2007	December 31, 2006
MACH One 2004-1	July 2004	$643,261	$50,637	$18,932	$18,611
CSFB 1998-C1	August 2004	2,482,942	12,500	9,434	9,316
CSFB 2004-C4	November 2004	1,138,077	52,976	22,545	22,547
MLMT 2004-BPC1	November 2004	1,242,650	76,986	26,521	26,535
JPMCC 2004-C3	December 2004	1,517,410	81,561	35,810	35,872
JPMCC 2005-CIBC11	March 2005	1,800,969	70,035	34,038	34,096
BACM 2005	April 2005	2,322,091	84,663	41,679	41,739
LB UBS 2005-C2	April 2005	1,942,131	7,000	4,319	4,308
CSFB 2005-C2	May 2005	1,614,084	82,261	38,988	38,971
LB UBS 2005-C3	June 2005	2,060,632	39,335	19,707	19,780
JPMCC 2005-CIBC12	July 2005	2,167,039	70,429	34,685	34,857
JPMCC 2005-LDP4	September 2005	2,677,075	90,352	48,768	48,801
MSCI 2005-IQ10	October 2005	1,546,863	55,274	30,728	30,755
MLMT 2005 CKI1	December 2005	3,073,749	96,066	51,834	51,976
MSC 2006 HQ8	March 2006	2,731,231	105,707	62,138	62,093
JPMCC 2006-CIBC15	June 2006	2,118,303	71,493	37,648	37,845
CGCMT 2006-C4	June 2006	2,263,536	84,395	50,909	51,043
MSCI 2006-HQ9	August 2006	2,565,238	81,338	48,722	48,850
MLMT 2006-C2	August 2006	1,542,697	60,067	38,257	38,259
JPMCC 2006-LDP8	September 2006	3,066,028	107,158	64,447	64,642
CD 2006-CD3	October 2006	3,571,361	110,713	62,945	63,245
MSCI 2007-HQ11	February 2007	2,417,647	89,530	58,575	—
GCCFC 2007-GG9	March 2007	6,575,924	34,167	30,946	—
JPMCC 2007-LDP10	March 2007	5,331,517	151,616	85,991	—
WAMU 2007-SL3	June 2007	1,284,473	6,500	5,720	—

Total		$59,696,928	$1,772,759	$964,286	$784,141

The Company’s maximum exposure to loss as a result of its investment in these securities totaled $964.3 million and $784.1 million as of June 30, 2007 and December 31, 2006, respectively.

The financing structures that the Company offers to its borrowers on certain of its loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46(R). Management has evaluated these entities and has concluded that none of them are VIEs that are subject to consolidation under FIN 46(R).

In April 2007, the Company created a trust subsidiary for the purpose of issuing trust preferred securities. The trust is considered a VIE under FIN 46(R) and it was determined that the Company is not the primary beneficiary of the trust. Accordingly, the trust is accounted for using the equity method. Refer to Note 6.

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

The Company is subject to U.S. Federal income tax as well as income tax of multiple state and local jurisdictions but, as a REIT, the Company is generally not subject to income tax on net income distributed as dividends to shareholders. As required, the Company adopted FIN 48 effective January 1, 2007 and has concluded that there is no effect on the Company’s consolidated financial statements. Accordingly, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The 2004 through 2006 tax years remain subject to examination by taxing authorities. The Company classifies interest and penalties related to uncertain tax positions, if any, in its general and administrative expense on its consolidated statements of operations. There were no penalties related to uncertain tax positions for the three and six month periods ending June 30, 2007 and 2006, respectively.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140,” which addresses accounting for certain hybrid financial instruments that contain embedded derivatives and eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for the fiscal year ended December 31, 2007. The Company adopted SFAS No. 155 as of January 1, 2007 and has determined that the adoption of SFAS No. 155 does not have an impact on its consolidated financial statements as of June 30, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB No. 115.” SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating what impact, if any, SFAS No. 159 may have on its consolidated financial statements.

In June 2007, AICPA Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide: Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”) was issued. SOP 07-1 provides specific conditions for determining whether an entity is within the scope of the Guide. Additionally, for those entities that are investment companies under SOP 07-1, additional guidance is provided regarding the retention of specialized investment company industry accounting by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. SOP 07-1 is effective for fiscal years beginning on or after December 31, 2007 with earlier application encouraged. The Company is evaluating what impact, if any, SOP 07-1 may have on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	CMBS

The following is a summary of the Company’s CMBS by rating class as of June 30, 2007 and December 31, 2006:

	As of June 30, 2007
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
Security Description		Gains	Losses		Coupon	Yield	Term (yrs)
Investment Grade (BBB)	$131,319	$48	$(13,433)	$117,934	5.9%	6.3%	10.1
Non-Investment Grade (BB, B, NR)	832,967	4,442	(51,868)	785,541	5.1%	8.9%	10.7

Total CMBS	$964,286	$4,490	$(65,301)	$903,475	5.2%	8.6%	10.6

	As of December 31, 2006
Security Description	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
		Gains	Losses		Coupon	Yield	Term (yrs)
Investment Grade (BBB)	$92,210	$1,747	$(302)	$93,655	5.8%	6.3%	10.6
Non-Investment Grade (BB, B, NR)	691,931	11,852	(7,235)	696,548	5.1%	9.1%	11.3

Total CMBS	$784,141	$13,599	$(7,537)	$790,203	5.2%	8.8%	11.3

The unrealized gains (losses) are primarily the result of changes in market interest rates and credit spreads subsequent to the purchase of a CMBS investment.

The following table sets forth the amortized cost, fair values and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2007 and December 31, 2006:

	As of June 30, 2007
Security Description	Amortized Cost	Unrealized losses > 12 months	Unrealized losses <12 months	Fair Value
Investment Grade (BBB)	$125,600	$(1,701)	$(11,732)	$112,167
Non-Investment Grade (BB, B, NR)	793,974	(25,341)	(26,527)	742,106

Total	$919,574	$(27,042)	$(38,259)	$854,273

	As of December 31, 2006
Security Description	Amortized Cost	Unrealized losses > 12 months	Unrealized losses <12 months	Fair Value
Investment Grade (BBB)	$15,515	$(302)	$—	$15,213
Non-Investment Grade (BB, B, NR)	295,205	(6,760)	(475)	287,970

Total	$310,720	$(7,062)	$(475)	$303,183

The unrealized losses result from the fair value of the securities falling below the amortized cost basis and are primarily the result of market factors other than credit impairment. The unrealized losses have been determined to be temporary and do not affect the Company’s net income.

There were no impairment charges recorded, pursuant to EITF 99-20, during the three and six months ended June 30, 2007. For the three and six months ended June 30, 2006, pursuant to EITF 99-20, the Company recorded impairment charges related to its CMBS investments of zero and $0.3 million, respectively. This other than temporary impairment charge recorded during 2006 related to three securities in two different CMBS trusts where the present value of cash flow projections of the security at that time was estimated to be lower than the present value of cash flow projections of the same security in the prior reporting period and, at the same time, the then current fair value of the security was less than the prior period carrying value. The actual cash flows of the security will depend on final resolutions of the underlying loans and assets in the respective CMBS trusts.

As of June 30, 2007 and December 31, 2006, the mortgage loans in the underlying collateral pools for all CMBS were secured by properties of the types and at the locations identified below:

Location (1)	June 30, 2007	December 31, 2006	Property Type (1)	June 30, 2007	December 31, 2006
California	14.9%	15.3%	Retail	30.1%	31.0%
New York	9.4%	7.2%	Office	29.8%	28.3%
Texas	6.7%	6.9%	Residential(2)	16.9%	17.3%
Florida	5.7%	5.3%	Hospitality	6.7%	6.9%
Virginia	5.5%	4.7%	Industrial	5.0%	4.4%
Other(3)	55.8%	58.2%	Other(3)	9.5%	9.7%
Re-REMIC(4)	2.0%	2.4%	Re-REMIC(4)	2.0%	2.4%

Total	100.0%	100.0%	Total	100.0%	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans. Classifications are based on the National Council of Real Estate Investment Fiduciaries’ (“NCREIF”) standard categories.
(2)	Residential primarily consists of multi-family apartment buildings, mobile home parks, and student housing.
(3)	No other individual state or property type comprises more than 4.0% of the total as of June 30, 2007 and December 31, 2006.
(4)	The Company’s investment in a Re-REMIC backed by CMBS from 41 previous conduit securitizations is not included in the above categories due to the stratification information on the original loan collateral not being meaningful.

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

For the six months ended June 30, 2007, the Company invested a total of $182.9 million prior to closing credits, in four newly issued conduit transactions. The CMBS bonds are rated BBB- and below with loss-adjusted yields ranging from 6.0% to 10.1%.

4.	REAL ESTATE LOANS

At June 30, 2007 and December 31, 2006, our real estate loans consisted of the following:

	As of June 30, 2007
Description	Carrying Value	Weighted Average Interest Rate	Range of Initial Maturity Dates
Whole mortgage loans	$111,344	5.8%	December 2016 - January 2017
First mortgage loan participations	96,968	7.7%	February 2008 - June 2011
Mezzanine loans	343,022	8.9%	October 2007 - December 2016

	$551,334	8.1%

	As of December 31, 2006
Description	Carrying Value	Weighted Average Interest Rate	Range of Initial Maturity Dates
First mortgage loan participation	$31,951	8.0%	February 2008
Mezzanine loans	255,894	9.8%	March 2007 - October 2008

	$287,845	9.6%

For the six months ended June 30, 2007, the Company invested $167.8 million, net of $2.2 million in net discounts, in three fixed rate real estate loans. The loans bear interest ranging from 5.8% to 6.4% and have maturity dates between December 2016 and January 2017. In addition, during the six months ended June 30, 2007, the Company invested $245.2 million, net of $0.6 million in discounts, in seven floating rate real estate loans. The loans bear interest based on LIBOR plus a spread ranging from 1.8% to 3.5% and have maturity dates between February 2009 and June 2011.

For the six months ended June 30, 2007, the Company received repayments of $150.1 million related to outstanding principal balances on certain mezzanine loan investments. In connection with certain loan repayments totaling $64.7 million during the six months ended June 30, 2007, the Company received $0.5 million in contractually scheduled interest income in accordance with the loan agreement.

5.	REAL ESTATE ASSETS

On June 29, 2007, the Company acquired a portfolio of six additional net leased real estate assets for $38.7 million through a sale-leaseback transaction. As of June 30, 2007, the Company has twelve net leased assets with an aggregate purchase price of $77.5 million. The single master lease on all twelve assets is with one tenant. These properties have an initial lease term of twenty-five years. At the conclusion of the lease term, the lease agreement provides several options to the parties involved, including a put/call option and the extension of the lease term at the option of the lessee for an additional ten years. In addition, the lease agreement requires minimum rental payments with annual rent escalations beginning in the third year of the lease equal to the greater of 3% or CPI. The lease entered into is on a net basis whereby the tenant is responsible for all operating expenses, real estate taxes and insurance and the master lease is partially secured by letters of credit aggregating $12.1 million at June 30, 2007 which will adjust and expire over time based on operating performance of the portfolio. The Company is accounting for this lease as an operating lease under SFAS No. 13.

The following schedule presents the Company’s investment in net leased real estate assets as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Real estate assets	$77,511	$38,763
Less: accumulated depreciation	(435)	(23)

Real estate assets, net	$77,076	$38,740

The lease income and depreciation expense of the acquired properties are included in the consolidated statements of operations from their respective acquisition date. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at June 30, 2007, are as follows:

2007	$3,897
2008	7,754
2009	7,929
2010	8,167
2011	8,412
Thereafter	236,394

Total	$272,553

6.	LOANS AND NOTES PAYABLE

On October 17, 2006, the Company issued its second CDO through two wholly-owned subsidiaries of the Company, JER CRE CDO 2006-2, Limited and JER CRE CDO 2006-2, LLC (collectively “CDO II”). CDO II is secured by $1.2 billion par value of collateral interests consisting of CMBS, mezzanine loan interests, first mortgage loan interests, Re-REMIC securities, and real estate CDO securities. CDO II issued privately placed notes totaling $768.4 million rated AAA through BBB- (“ CDO II Investment Grade Notes”). The Company purchased a portion of the CDO II Investment Grade Notes and retained all of the non-investment grade notes and preferred shares. $708.3 million of Investment Grade Notes were issued to third parties consisting of $47.0 million of fixed rate notes with a weighted average interest rate of 5.8% and $661.3 million of floating rate notes with a weighted average interest rate of LIBOR plus 62 basis points, excluding amortization of fees and expenses. At issuance, the weighted average cost of borrowing for CDO II was approximately 63 basis points, excluding amortization of fees and expenses, over applicable swap or LIBOR rates. The CDO II Investment Grade Notes have a remaining expected average maturity of 8.4 years as of June 30, 2007. CDO II included a ramp facility of approximately $230.9 million dedicated to finance additional collateral interests, as well as a replenishment collateral pool up to $275.0 million that will allow replenishment of proceeds of real estate loans that are paid off within five years from the closing of the transaction, subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture. The Company incurred $10.5 million of issuance costs, which were deferred and are amortized on an effective yield basis over the life of CDO II. Unamortized debt issuance costs of $9.9 million and $10.4 million are included as a component of deferred financing fees on the consolidated balance sheet at June 30, 2007 and December 31, 2006, respectively. During the six months ended June 30, 2007, the Company contributed CMBS of $61.0 million and mortgage loan interests of $15.1 million as collateral to CDO II and received $69.1 million of mezzanine loan repayments on CDO II collateral. As of June 30, 2007, the Company has fully invested the ramp facility while the available replenishment proceeds were $75.9 million, which is reflected in restricted cash on the consolidated balance sheets.

In November 2005, the Company issued its first CDO through two wholly-owned subsidiaries of the Company, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC (collectively “CDO I”). CDO I is secured by a static pool of $418.7 million par value of fixed rate subordinate CMBS. CDO I issued privately placed notes totaling $275.6 million rated AAA through BBB- (“CDO I Investment Grade Notes”). The Company retained a portion of the BBB- rated notes, all of the non-investment grade notes and all of the preferred shares. Two of the CDO I Investment Grade Notes, totaling $119.2 million, were issued with floating rate coupons with a weighted average rate of LIBOR plus 39 basis points, excluding amortization of fees and expenses. The remaining CDO I Investment Grade Notes totaling $147.0 million, net of the portion retained by the Company, were issued with fixed rate coupons with a weighted average rate of 6.0%, excluding amortization of fees and expenses. The Investment Grade Notes have a remaining expected average maturity of 8.1 years as of June 30, 2007. The Company incurred $4.4 million of issuance costs, which were deferred and are amortized on an effective yield basis over the life of CDO I. Unamortized debt issuance costs of $3.7 million and $3.9 million are included as deferred financing fees on the consolidated balance sheets at June 30, 2007 and December 31, 2006, respectively.

The Company has accounted for the CDO I and CDO II transactions as financings due to certain permitted activities of CDO trusts that are not consistent with activities of a QSPE permitted under SFAS No. 140, such as having the ability to sell impaired securities and acquire replenishment securities with the proceeds at the discretion of the collateral administrator. Accordingly, the assets transferred to the respective CDO trusts are reflected in the Company’s balance sheets and notes issued to third parties are reflected as notes payable in the accompanying consolidated financial statements.

Repurchase Agreements

In September 2006, a wholly owned subsidiary of the Company entered into a repurchase agreement with Goldman Sachs Mortgage Company (“Goldman Sachs”). The repurchase agreement provides financing of up to $250.0 million secured by various types of real estate loans and is scheduled to terminate at the earlier of (a) the closing by the Company of its third collateralized debt obligation transaction or (b) October 1, 2007. The agreement provides for a series of extension options that could extend the term through October 1, 2009. The Company has provided written notice and made necessary payments to Goldman Sachs in order to exercise its first extension option and extend the repurchase agreement facility for a term of three months until January 1, 2008. The facility allows us to borrow against eligible loan collateral and is limited recourse (10% of the outstanding balance) to the Company. At June 30, 2007, there was $186.8 million outstanding under the repurchase agreement at a weighted average borrowing rate of 6.1% and real estate loans with a cost basis of $233.4 million were pledged as collateral under this repurchase agreement.

In March 2007 and as subsequently amended in June 2007, the Company and a wholly-owned subsidiary, respectively, entered into a repurchase agreement with Liquid Funding, an affiliate of Bear Stearns & Co. Inc., with an available borrowing capacity of $150.0 million. In connection with the June 2007 amendments, the Company entered into a guaranty agreement with Liquid Funding. The repurchase agreement is secured by rated and unrated CMBS and is scheduled to terminate at the earlier of (a) the closing by the Company of its third collateralized debt obligation or (b) March 2008. At June 30, 2007, $106.5 million was outstanding under the repurchase agreement at a weighted average borrowing rate of 6.1% and securities with a fair value of $138.3 million were pledged as collateral under this repurchase agreement.

The repurchase agreement facilities are subject to margin calls based upon fair market value determinations of the underlying collateral. During the three months ended June 30, 2007, such margin calls totaled $13.1 million, with $5.0 million related to the Goldman Sachs facility and $8.1 million related to the Liquid Funding facility.

The Company has considered an interpretation of GAAP relating to the treatment of transactions where investments acquired by the Company from a particular counterparty are simultaneously or subsequently financed via a repurchase agreement with that same counterparty or an affiliate thereof. Currently, in such cases, the Company records such transactions as a sale of the investment to us and such related debt provided to the Company as a financing. An alternative interpretation of GAAP, however, concerns whether such investments should be treated as a derivative. Over the past two years, the Company has identified several investments that may be affected by such alternative interpretation. In the three months ended March 31, 2007, the Company acquired a first mortgage loan participation investment from a counterparty for $35.0 million and concurrent with closing, the same counterparty provided financing of $29.8 million via an existing repurchase agreement. As of June 30, 2007, $17.0 million of borrowings were outstanding with this counterparty on a remaining loan amount of $20.0 million. The first mortgage loan participation investment is a floating rate instrument, and based on these terms, its carrying value approximates fair value. If the Company recorded this first mortgage loan as a derivative in connection with financing such loans, changes in the fair value of such derivative, if any, would have affected net income in the three and six months ended June 30, 2007. In addition, total assets and total liabilities would have been affected for the period ended June 30, 2007. Our understanding is that the issue is being considered for further technical guidance by the accounting standard setters. Future guidance may require the Company to adjust the accounting for the assets in which the Company has invested.

Junior Subordinated Debentures

In April 2007, the Company issued $60.0 million of trust preferred securities through its unconsolidated subsidiary, JERIT TS Statutory Trust I (“the Trust”), in a private transaction exempt from registration under the Securities Act of 1933, as amended. Concurrently, the Company issued $61.9 million in junior subordinated debentures to the Trust and made a $1.9 million common equity investment in the Trust. The trust preferred securities have a 30-year term ending April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. The assets of the Trust consist solely of the $61.9 million of junior subordinated notes concurrently issued by us, with terms that mirror the trust preferred securities. The Company incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the junior subordinated debentures. Unamortized debt issuance costs of $1.0 million are included as a component of deferred financing fees on the consolidated balance sheet at June 30, 2007.

The Company’s interest in the Trust is accounted for using the equity method and the assets and liabilities are not consolidated into the Company’s financial statements due to the Company’s determination that the Trust is a variable interest entity under FIN46(R) and that we are not the primary beneficiary of the entity. Interest on the junior subordinated debentures is included in interest expense on our consolidated income statements and the junior subordinated debentures are presented as a liability on our consolidated balance sheet.

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

The fair values of the Company’s CMBS and interest rate swap agreements on the consolidated balance sheets are based on management’s estimates and market pricing information provided by certain dealers who actively trade these financial instruments as further described in Notes 3 and 8, respectively. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Certain real estate loans, repurchase agreements and floating rate debt are floating rate instruments, and our junior subordinated debentures (which are redeemable at par on or after April 2012) pay a fixed rate of interest through April 2012 and floating rate thereafter until maturity in April 2037, and based on these terms it is assumed their carrying value approximates fair value.

At June 30, 2007, the fair value of fixed rate notes payable held by third parties with principal balances of $147.0 million and $47.0 million, respectively, issued as part of CDO I and CDO II approximates $135.7 million and $39.1 million, respectively, and $145.4 million and $47.2 million, respectively, at December 31, 2006. In addition, due to the acquisition of three fixed rate real estate loans during the six months ended June 30, 2007, the Company has estimated that the fair value of these loans with an aggregate principal balance of $170.0 million and a cost basis of $167.8 million approximates $159.2 million at June 30, 2007. At December 31, 2006, there were no investments in fixed rate loans.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents our pay-fixed interest rate swaps related to our existing and future anticipated indebtedness as of June 30, 2007.

Trade Date	Effective Date	Initial Notional Balance	Ending Notional Balance	Notional Balance at June 30, 2007	Fair Value at June 30, 2007	Termination Date	Pay-Fixed Interest Rate
October 2005	November 2005	$109,977	$5,697	$109,977	$3,923	June 2015	4.9%
September 2006	October 2006	386,324	219,929	386,324	8,627	August 2016	5.1%
September 2006	October 2009	—	80,071	—	1,421	August 2016	5.2%
February 2007	October 2007	—	86,324	—	1,941	October 2014	5.1%
January 2007	November 2007	100,000	100,000	—	1,721	December 2016	5.3%
February 2007	November 2007	45,000	45,000	—	1,391	September 2016	5.0%
February 2007	November 2007	26,000	26,000	—	805	February 2017	5.1%
March 2007	November 2007	40,000	40,000	—	1,495	January 2017	5.0%

		$707,301	$603,021	$496,301	$21,324

As of June 30, 2007, $21.3 million is reflected in accumulated other comprehensive income (loss) in the consolidated balance sheets representing the fair value of the effective portions of the Company’s outstanding cash flow hedges, which are further discussed below. In connection with the pricing of CDO II in September 2006, the Company, through JER CRE CDO 2006-2, Limited, a wholly-owned subsidiary, entered into an amortizing interest rate swap with an initial notional balance of approximately $386.3 million, which declines to approximately $219.9 million. These interest rate swaps, which mature in August 2016, are expected to hedge the interest rate risk exposure on amortizing principal amounts of floating-rate Investment Grade Notes issued by the Company upon the closing of CDO II and a portion of the Company’s other anticipated or existing indebtedness. In September 2006 and February 2007, in connection with CDO II and other anticipated or existing indebtedness, the Company also entered into two accreting interest rate swaps. The first swap has an initial notional balance of zero increasing to approximately $33.8 million in October 2009 and increasing thereafter to approximately $80.1 million. The second swap has an initial notional balance of zero increasing to approximately $46.3 million in October 2007 and increasing thereafter to approximately $86.3 million. These swaps are designated as cash flow hedges and are expected to be effective in hedging the risk of changes in interest cash outflows attributable to changes in the applicable USD-LIBOR rate over the term of the hedging relationship. Under the swaps, the Company has agreed to pay the counterparties a weighted average fixed interest rate of 5.1% per annum in exchange for floating payments tied to USD-LIBOR on the applicable notional amount. As of June 30, 2007, the combined fair value of the three interest rate swaps was $12.0 million, which is recorded in accumulated other comprehensive income (loss).

In connection with the pricing of CDO I in October 2005, through JER CRE CDO 2005-1, Limited, the Company entered into an amortizing interest rate swap with an initial notional balance of approximately $110.0 million. The amortizing interest rate swap hedges the interest rate risk exposure on an amortizing principal amount of the floating-rate Investment Grade Notes issued by the Company. This swap is designated as a cash flow hedge and is expected to be effective in hedging the risk of changes in interest cash outflows attributable to changes in the applicable USD-LIBOR swap rate over the term of the hedging relationship. Under the swap, the Company has agreed to pay the counterparty a fixed interest rate of 4.9% per annum in exchange for floating payments on the applicable notional amount. As of June 30, 2007, the fair value of the amortizing interest rate swap agreement related to CDO I was $3.9 million, which is recorded in accumulated other comprehensive income (loss).

In June and August 2006, the Company entered into a total of four forward-starting interest rate swaps to mitigate the risk of changes in the interest-related cash outflows on the forecasted issuance of floating rate debt. Under these swaps, the Company agreed to pay the counterparties a weighted average fixed interest rate of 5.4% per annum in exchange for floating payments on the total notional amount of $177.0 million. In connection with the pricing of CDO II in September 2006 and other anticipated or existing indebtedness, the Company effectively terminated or assigned for value these four outstanding interest rate swaps. The net costs from termination of $6.1 million were recorded in accumulated other comprehensive income and are being amortized from accumulated other comprehensive income (loss) as an increase to interest expense over the life of CDO II based on the effective yield method. For the three and six months ended June 30, 2007, $0.1 million and $0.2 million, respectively, was amortized from accumulated other comprehensive income (loss) as an increase to interest expense.

In connection with the pricing of CDO I in October 2005, the Company effectively terminated or assigned for value $201.0 million notional amount of interest rate swaps outstanding. The net proceeds from termination of $0.6 million were recorded in accumulated other comprehensive income (loss) and are being amortized from accumulated other comprehensive income (loss) as a decrease to interest expense over the life of CDO I based on the effective yield method. For the three and six months ended June 30, 2007, $12 and $23, respectively, has been amortized from accumulated other comprehensive income (loss) as a reduction to interest expense.

Of the existing balances in accumulated other comprehensive income (loss) related to its previously terminated cash flow hedge derivatives, the Company estimates that approximately $0.5 million will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense in the next twelve months.

Between January 2007 and March 2007, the Company entered into a total of four forward-starting interest rate swaps to mitigate the risk of change in the interest-related cash outflows on the forecasted issuance of floating rate debt. Under these swaps, the Company agreed to pay the counterparties a weighted average fixed interest rate of 5.2% per annum in exchange for floating rate payments on the total notional amount of $211.0 million. As of June 30, 2007, the combined fair value of the four interest rate swaps was $5.4 million, which is recorded in accumulated other comprehensive income on the consolidated balance sheets.

The Company’s derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by limiting its counterparties to major financial institutions with acceptable credit ratings. All counterparties currently have Standard and Poor’s equivalent credit ratings ranging from A+ to AAA. Additionally, the potential risk of loss with any one party resulting from this type of credit risk is monitored.

9.	DIFFERENCES BETWEEN FINANCIAL STATEMENTS NET INCOME AND TAXABLE INCOME

The differences between GAAP net income and taxable income are generally attributable to differing treatment, including timing related thereto, of unrealized/realized gains and losses associated with certain assets, the bases, income, impairment, and/or credit loss recognition related to certain assets, primarily CMBS, accounting for derivative instruments accounting for lease income on net leased real estate assets, and amortization of various costs. The distinction between GAAP net income and taxable income is important to the Company’s stockholders because dividends or distributions, if any, are declared and paid on the basis of annual estimates of taxable income or loss. The Company does not pay Federal income taxes on income that it distributes on a current basis, provided that it satisfies the requirements for qualification as a REIT pursuant to the Internal Revenue Code. The Company calculates its taxable income or loss as if it were a regular domestic corporation. This taxable income or loss level determines the amount of dividends, if any, the Company is required to distribute over time in order to reduce or eliminate its tax liability pursuant to REIT requirements.

Income on CMBS investments is computed for GAAP purposes based upon a yield, which assumes credit losses will occur (See Note 2 – Revenue Recognition for further discussion). The yield to compute the Company’s taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. Additionally, due diligence expenses incurred related to the acquisition of CMBS and loan investments not originated are required to be expensed as incurred for GAAP purposes but are included as a component of the cost basis of the asset and amortized for tax purposes. Primarily as a result of these two differences, the net difference between the GAAP and tax bases of the underlying CMBS investments was approximately $34.1 million and $22.5 million at June 30, 2007 and December 31, 2006, respectively, with tax basis being greater than GAAP basis. The difference between the GAAP and tax bases related to real estate loans, derivatives, due diligence expenses and lease income was in the aggregate $0.7 million and $1.4 million at June 30, 2007 and December 31, 2006, respectively, with tax basis being greater than GAAP basis.

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

In connection with the 144A Offering, the Company issued 335,000 shares to its Manager pursuant to its Nonqualified Option and Incentive Award Plan as further described in Note 12. In addition, as of June 30, 2007, the Company has granted an aggregate of 40,000 shares of restricted stock to its independent directors, granted 124,500 shares of restricted stock to certain officers and employees of an affiliate of its Manager (although 1,500 such shares had been forfeited to date) and 60,000 shares of restricted stock to Mark Weiss, its President, as further discussed in Note 12.

As of June 30, 2007 and December 31, 2006, the Company had issued and outstanding common shares of 25,890,035 and 25,757,035, respectively.

11.	RELATED PARTY TRANSACTIONS

The Company entered into a management agreement (the “Management Agreement”) with the Manager in June 2004 for an initial term of two years. After the initial term, the Management Agreement was renewed for additional one-year periods in June 2006 and June 2007 and will automatically be renewed each year for an additional one-year period unless the Company or the Manager terminates the Management Agreement. The Manager must be provided adequate notice of termination, as defined, according to the terms of the Management Agreement. Upon notice, a termination fee equal to four times the sum of the Manager’s base management fees plus incentive fees for the 12-month period preceding the date of termination would be paid. Any accrued compensation due to the Manager would also be paid.

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

The following table summarizes management fees incurred by the Company for the three and six months ending June 30, 2007 and 2006, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Base management fees	$1,850	$1,914	$3,705	$3,836
Incentive fees	235	—	387	—

Total management fees	$2,085	$1,914	$4,092	$3,836

At June 30, 2007 and December 31, 2006, $1.2 million and $1.9 million, respectively, related to unpaid base management fees are included in due to affiliate in the accompanying consolidated balance sheets. In addition, at June 30, 2007, $0.2 million related to unpaid incentive fees are included in due to affiliate in the accompanying consolidated balance sheet. There was no unpaid incentive fee as of December 31, 2006.

The Management Agreement also provides that the Company is required to reimburse the Manager for certain expenses incurred by the Manager on the Company’s behalf, including the Company’s pro rata share of overhead expenses of the Manager required for the Company’s operations. In November 2006, retroactive to January 1, 2006, the independent members of the Board of Directors approved an amendment to the Management Agreement to provide that the allocable overhead reimbursement will be fixed at an amount equal to $0.5 million per annum for 2006, and in each calendar year thereafter, subject to approval by the independent members of the Board of Directors, $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index (“CPI”) for the applicable year over the CPI for the calendar year 2006. For the three and six months ended June 30, 2007 and 2006, overhead reimbursements were approximately $0.1 million and $0.3 million, respectively. The Manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on the Company’s behalf. If such services are provided by the Manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants or other third parties on an arm’s length basis. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements for other services provided by the Manager of zero and $17 in the three and six months ended June 30, 2007 and $17 and $34 in the three and six months ended June 30, 2006, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations. At June 30, 2007 and December 31, 2006, $64 and $0.2 million, respectively, of expenses to be reimbursed were unpaid and included in due to affiliate in the accompanying consolidated balance sheets.

Under the Management Agreement, the Manager is responsible for all costs, except as otherwise noted, incidental to the performance of its duties under the Management Agreement, including employment compensation (other than awards made by us under the equity incentive plan) of J.E. Robert Company, Inc., an affiliated entity, personnel who perform services for us pursuant to the Management Agreement.

Each CMBS securitization requires that a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. Because the Manager does not have special servicer status, it appoints J.E. Robert Company, Inc. or another entity that has special servicer status, as the special servicer whenever the Company acquires a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company, Inc. earned $1.1 million and $0.8 million in fees as special servicer during the three months ended June 30, 2007 and 2006, respectively and $2.2 million and $1.3 million in fees as special servicer during the six months ended June 30, 2007 and 2006, respectively. All fees due to J.E. Robert Company, Inc. as special servicer are paid either by the applicable securitization vehicles or the borrower and not directly by the Company and such fees are consistent with traditional, well established market standards and are set as part of the arms-length negotiations to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company, Inc. may reduce the amounts available to pay us pursuant to the terms of the applicable CMBS trusts.

In connection with CDO II (See Note 6-Loans and Notes Payable), a wholly owned subsidiary of the Company entered into a Collateral Administration Agreement with J.E. Robert Company, Inc. (the “Collateral Administrator”), pursuant to which the Collateral Administrator has agreed to advise the wholly owned subsidiary of the Company on certain matters regarding the collateral interests and other eligible investments securing the notes. The Collateral Administrator will receive two fees payable on a monthly basis, with the first fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the second fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture, each fee payable with different priorities as set forth in the applicable indenture. During the three and six months ended June 30, 2007, $0.4 million and $0.7 million, respectively, of collateral administration fees are reflected in general and administrative expenses in the accompanying consolidated statements of operations. At June 30, 2007 and December 31, 2006, $23 and $16, respectively, of unpaid collateral administration fees were unpaid and included in due to affiliate in the accompanying consolidated balance sheets. These fee schedules were approved by the independent members of the Company’s Board of Directors.

During the six months ended June 30, 2007, the Company invested in a first mortgage loan participation with a cost basis of $30.0 million, and two mezzanine loan participations with a cost basis of $49.4 million, where an affiliated entity of the Manager held a controlling equity interest in the borrower. The acquisition of these loans to affiliated borrowers was approved by the independent members of our Board of Directors as required by investment guidelines. During the six months ended June 30, 2007, the Company received repayments on loans to affiliated borrowers aggregating $20.4 million. At June 30, 2007, loans to affiliated entities had an unamortized cost basis of $124.0 million and an unpaid principal balance of $124.6 million.

During the year ended December 31, 2005, the Company originated mezzanine loans with an affiliated entity of the Manager totaling $63.4 million. The ownership was allocated equally between the Company and the affiliated entity, with the Company’s share of the initial loans equal to $31.7 million. At June 30, 2007, there was $18.9 million outstanding related to these loans.

12.	STOCK OPTION AND INCENTIVE AWARD PLAN

In June 2004, the Company adopted the Nonqualified Stock Option and Incentive Award Plan, (the “Plan”), which provides for awards under the Plan in the form of stock options, stock appreciation rights, restricted stock, other equity-based incentive awards and cash. Officers, directors and employees of the Company and of the Manager and its affiliates as well as the Manager and other third parties are eligible to receive awards under the Plan. The Plan has a term of ten years and limits the awards to a maximum of 1,150,000 shares of Common Stock, unless the Plan is amended.

In accordance with the Plan, a total of 345,000 shares of Common Stock were issued to the Manager and the independent directors in 2004. As consideration for the Manager’s role in raising capital for the Company, the Manager was granted an award of 335,000 shares of stock upon the closing of the 144A Offering. As discussed below under “Registration Rights Agreement,” one-half of the shares granted to the Manager are subject to a risk of forfeiture. Additionally, each independent director was granted 2,000 shares of restricted stock upon the date of the first board meeting of the Board of Directors attended by the independent director. Each independent director receives an additional 2,000 shares of restricted stock annually pursuant to the Plan. One-half of the shares granted to the independent directors vest immediately and the remaining one-half vest one year from the date of grant, subject to the grantee’s continued service as a member of the Board of Directors of the Company.

In accordance with the Plan, in May 2006, Mark Weiss, our President and an employee of an affiliate of the Manager, was awarded 60,000 restricted shares of common stock and 150,000 stock options on the Company’s common stock subject to vesting over five years. 50% of these shares vest ratably over five years, subject to continued employment with affiliates of our Manager. The remaining 50% of these shares vest subject to continued employment with affiliates of our Manager and graded vesting commencing in June 2009 based on achievement of certain market or performance conditions.

In April 2007, certain officers of the Company and employees of an affiliate of the Manager were awarded 124,500 restricted shares of common stock subject, in each case, to vesting over three years. 50% of these shares vest ratably over three years, subject to continued employment with affiliates of our Manager. The remaining 50% of these shares vest subject to continued employment with affiliates of our Manager and graded vesting commencing in March 2008 based on achievement of certain market conditions. As of June 30, 2007, 1,500 of these restricted shares had been forfeited.

On May 30, 2007, our stockholders approved an amendment to the Plan (the “Amended Plan”) and adopted the Nonqualified Stock Option and Incentive Award Plan for Manager Only (the “Manager Plan”). The Amended Plan applies to directors, officers, employees, advisors, consultants and other personnel of the Company, our manager and J.E. Robert Company who are natural persons and the Manager Plan applies to our manager or other consultants to the Company that are not natural persons. The aggregate number of shares of Common Stock that may be issued under the Plan and the Manager Plan (collectively, the “Amended Plans”) is subject to a combined maximum limit (subject to the exceptions described below), which means that if shares of Common Stock are issued under the Amended Plan, less shares of Common Stock will be available for issuance under the Manager Plan. Correspondingly, if shares of Common Stock are issued under the Manager Plan, less shares of Common Stock will be available for issuance under the Amended Plan. The Amended Plans are administered by and all awards granted in accordance with the Amended Plans are subject to the approval of our Board of Directors or, at the Board of Directors’ sole discretion, by a committee the Board of Directors may appoint to administer the Plan (the “Committee”).

The Amended Plans provide for the granting of (i) nonqualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) performance awards, (v) outperformance awards and (vi) other stock-based and non-stock based awards, as may be determined by the Committee. The Amended Plans provide that (1) 106,250 shares may be awarded as restricted stock; (2) up to 1,000,000 shares may be issued as outperformance awards; and (3) 0.5% of the number of shares of Common Stock outstanding as of the effective date of the Amended Plans may be awarded as restricted stock, options or other awards under the Amended Plans. The Amended Plans also provide that the number of shares described in (3) above will increase each year by the lesser of 500,000 or 0.5% of the number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year.

The Amended Plans also allow for the granting of outperformance awards. Outperformance awards (which are described in more detail below) will be awarded to designated members of the Company’s senior management team or other key employees of J.E. Robert Company. Outperformance awards are designed to deliver value only if the Company successfully creates value for stockholders based on the total return to stockholders in excess of a threshold amount as determined by the Committee and subject to certain conditions. Pursuant to the adoption of the outperfomance awards, we increased the maximum number of shares of Common Stock reserved and available for issuance at any time under the Plan by 1,000,000 shares of Common Stock for the outperformance awards. Such shares may only be issued as outperformance awards pursuant to the terms and conditions of the Amended Plans.

In accordance with the Amended Plans, on the first business day after the annual stockholders’ meeting of the Company, and on the first business day after each such annual meeting of the Company thereafter during the term of the Amended Plans, each person who is a non-officer director at the time of such meeting will be granted such amount of shares of restricted stock or restricted stock units as determined by the Committee prior to the applicable annual stockholders’ meeting. One-half of the shares or share units subject to each non officer director award will not be subject to a risk of forfeiture on the date of grant, and the other one-half of the shares or share units will be subject to a risk of forfeiture for one year from the date of grant. In addition, the non officer director will not be able to sell, assign, transfer, pledge, hypothecate or otherwise dispose of any of the shares or share units subject to each non officer director award for one year from the date of grant. With respect to grants of restricted share units, units will be payable to each non officer director in shares within such time period following separation from service with the Company as a non officer director as determined by the committee prior to the applicable annual shareholders’ meeting.

In June 2007, 10,000 total shares of restricted stock were awarded to the five independent directors related to the annual awards.

A reconciliation of unvested restricted stock awards to directors and employees of an affiliate of the Manager at June 30, 2007 is as follows:

	Directors	Employees of an Affiliate of the Manager
Unvested Shares at January 1, 2007	5,000	60,000
Granted	10,000	124,500
Vested	(10,000)	(6,000)
Forfeited	—	(1,500)

Unvested Shares at June 30, 2007	5,000	177,000

In accordance with the provisions of SFAS 123(R), non-employee directors are deemed employees for purposes of applying the statement. Accordingly, the awards granted to directors are measured at their grant date fair value. Compensation expense related to the immediately vesting shares is recognized on the grant date and the remaining compensation expense is recognized on the straight line basis over the one year vesting period.

Based on the definition of an employee in SFAS 123(R), the awards to the Manager, and employees of an affiliate of the Manager are considered non-employee awards. In accordance with EITF 96-18, and as no performance commitment existed at the grant date for any of the awards, compensation expense related to these non-employee awards is initially measured at fair value at the grant date, remeasured at subsequent dates to the extent the awards are unvested, and amortized into expense over the vesting period on a straight-line basis for awards with service conditions only. Awards with a graded vesting schedule that contain performance or market conditions are treated as in-substance separate awards and the fair value is amortized to expense over the vesting period on a straight-line basis for each vesting tranche.

The fair value of restricted share awards with service or performance conditions only is equal to the closing stock price on the measurement date, which varies for employee and non-employee awards as discussed above. In accordance with SFAS 123(R), the amount of expense recorded over the vesting period is adjusted based on estimated and actual forfeitures and whether the performance conditions are considered probable of achievement.

The fair value of restricted share awards that contain market conditions is determined using a stochastic model employing a Monte Carlo method as of each measurement date. This model evaluates the awards for changing stock prices over the term of vesting and uses random situations that are based on past stock characteristics as well as income growth and other factors. The following are the average assumptions used to value awards as of June 30, 2007:

Dividend yield	10.0%
Dividend growth rate (annual)	6.50%
Risk-free rate	4.89%
Expected stock price volatility	26.0%
Term	1-5 years

The expected volatility was based upon the historical volatility of our daily share closing prices. The risk-free interest rate used was based on a yield curve derived from U.S. Treasury zero-coupon bonds on the date of grant with a maturity equal to the market condition performance periods. The expected term used equals the market condition performance periods.

At each measurement date, the fair value of stock options is determined using the Black-Scholes option pricing model for options with service or performance conditions only. For options with market conditions, a discount is taken from such fair value based on the probability of achievement of the market condition. The following assumptions were used in determining the fair value of the May 2006 option grants as of June 30, 2007:

Exercise price	17.75
Dividend yield	10.0%
Risk-free interest rate	4.93%
Expected stock price volatility	26.0%
Expected life	4.5-6.5 years

The expected volatility was based upon the historical volatility of our daily share closing prices. The risk-free interest rate used was based on a yield curve derived from U.S. Treasury zero-coupon bonds on the date of grant with a maturity equal to the market condition performance periods. The expected life used was calculated using the simplified method in SAB 107.

Share-based payment compensation expense of $0.2 million was recognized during the three and six months ended June 30, 2007, respectively. Share-based payment compensation expense of $0.1 million was recognized during the three and six months ended June 30, 2006, respectively. As of June 30, 2007, unrecognized compensation expense related to nonvested awards was $1.6 million to vest over the next four years.

Summary information about the Company’s stock options outstanding at June 30, 2007 is as follows:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at January 1, 2007	150,000	$17.75
Granted	—	$—
Exercised	—	$—
Expired or forfeited	—	$—

Outstanding at June 30, 2007	150,000	$17.75

Options exercisable at June 30, 2007	15,000	$17.75

13.	REGISTRATION RIGHTS AGREEMENT

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

Repayments

Subsequent to June 30, 2007, the Company received $9.5 million of partial repayments of an outstanding principal balance on a mezzanine loan with an outstanding principal balance of $15.7 million at June 30, 2007.

On July 31, 2007, the Company received a $11.5 million full repayment of an outstanding principal balance on a mezzanine loan investment. In connection with the repayment, the Company also received $0.1 million in contractually scheduled interest income in accordance with the loan agreement.

Financing

On July 3, 2007, the Company borrowed $29.3 million under its repurchase agreement with Goldman Sachs.

Subsequent to June 30, 2007 and through August 8, 2007, the Company repaid $15.1 million under its repurchase agreement with Goldman Sachs, of which $4.3 million related to margin calls on collateral.

The Company has provided written notice and made necessary payments to Goldman Sachs in order to exercise its first extension option and extend the repurchase agreement facility for a term of three months until January 1, 2008.

Other

On July 27, 2007, the Company granted 12,500 shares of restricted stock to an employee of an affiliate of the Manager. The shares vest over three years beginning in April 2008 based on continued employment with no performance or market condition.

On July 31, 2007, the Company paid dividends to holders of its common stock of $11.6 million, or $0.45 per share of common stock, to shareholders of record on June 29, 2007.

Primarily due to the loan repayments and repurchase agreement borrowings subsequent to June 30, 2007, unrestricted cash balances have increased from $8.5 million at June 30, 2007 to approximately $37.0 million at August 8, 2007.

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

In June 2004, we sold 11,500,000 shares of common stock in a private placement offering for net proceeds of approximately $160.1 million. Additionally, we issued 335,000 shares of common stock to our manager and an aggregate of 6,000 shares of restricted common stock to our independent directors pursuant to the Plan at the time of the closing of the private placement. In July 2004, when James Kimsey and Frank Caufield joined our Board of Directors, we issued each of them 2,000 additional shares of restricted common stock pursuant to the Plan.

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

In April 2007, we granted 124,500 shares to certain officers and employees of an affiliate of our manager. In May 2006, we granted Mark Weiss, our president, 60,000 restricted shares of common stock and 150,000 stock options on our common stock. As of June 30, 2007, we had a total of 25,890,035 shares of common stock issued and outstanding. As of June 30, 2007, we have granted an aggregate of 40,000 shares of restricted stock to our independent directors.

Trends

Competition: We expect to face increased competition for our targeted investments. However, overall, we expect that the size and growth of the market for these investments, as well as the continuing trend of tranching and further retranching commercial mortgage loans into new securities that are packaged and resold, will continue over the long term to provide us with a variety of investment opportunities. In the short to medium term, there is likely to be periods of growth and contraction in the market. We believe borrowers need a full range of financing opportunities to make acquisitions, particularly on larger assets where substantial equity commitments are required.

We believe that the overall subordinated debt market, which includes B-notes, mezzanine debt and preferred equity, is growing because purchasers of commercial real estate are increasingly using subordinated debt financing to reduce their required equity investment and to attain greater leverage on their equity. However, at the same time, over the long term, we believe that there is and will continue to be significant competition among providers of subordinated debt financing, which could result in declining interest rate spreads on B-note, mezzanine debt and preferred equity investments. There is likely to be periods of growth and contraction in the market and resulting significant changes in credit spreads and overall interest rates on b-notes, mezzanine debt and preferred equity investments. Finally, with an increase in competition for our targeted investments, we believe some lenders may be willing to accept relatively higher levels of risk with respect to the type of assets that collateralize the loans as well as the terms under which they are willing to lend monies. If we are unwilling to accept the relatively higher levels of risk associated with these loans, we may not be able to acquire or originate investments associated with such relatively higher risk loans. Alternatively, if we are willing to accept the relatively higher levels of risk associated with these loans and do acquire or originate investments that are associated with such loans, we may increase our overall risk of impairment and loss associated with such loans.

Rising Interest Rate Environment: We believe that interest rates are likely to increase over the long term. There is likely to be periods of significant fluctuation in interest rates. With respect to our existing and future floating rate investments, we believe such interest rate increases should result in increases in our net interest income. Similarly, we believe such an increase in interest rates should generally result in an increase in our net interest income on future fixed interest rate investments made by us. Conversely, in periods of rising interest rates, existing investments may be exposed to more credit risk due to potentially higher capitalization rates resulting in a possible decline in collateral property values as well as potentially decreasing the proceeds from a refinancing. Further, in periods of rising interest rates, prepayments on mortgage loans generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. With respect to our existing fixed rate investments, we believe our strategy of financing such assets through a match-funded collateralized debt obligations (“CDOs”), combined with utilizing interest rate swaps prior to the execution of a CDO, allows us to mitigate reductions in net interest income. Nevertheless, we may not be able to successfully match fund liabilities associated with our investments if market conditions deteriorate for issuance of CDOs. Most recently, we have seen widening of borrowing spreads and a potential decrease in leverage in the commercial real estate commercial debt obligations (“CRE CDOs”) market. The general weakening in the CRE CDO market could have a negative impact on our leveraged returns and our ability to successfully match fund liabilities associated with our investments.

Credit Spreads: We believe that credit spreads applicable to our targeted investments will periodically fluctuate based on changes in supply and demand. While we expect that supply will vary from quarter to quarter, we expect supply to continue to increase over the long term based on the growing securitization market and the increased tranching of real estate debt. We expect demand to vary based on the investor perception of the associated credit risk in consideration of the current underwriting practices, the adequacy of ratings provided by the rating agencies and the investor assessment of the current and future real estate market fundamentals. Demand may be further influenced by investor expectations regarding the ability to finance these assets, currently or in the future. We expect that credit spreads will increase during periods of perceived higher credit risk and decline during periods of perceived lower credit risk.

Most recently, we have seen a significant widening of credit spreads in the subordinate CMBS market which includes bonds rated BB+ through NR classes, and significant widening of credit spreads in the lowest investment grade tranche, or BBB- classes. Finally, we have seen widening of credit spreads on real estate loans, including B-notes, mezzanine loans and whole loans. Given the current volatility in the capital markets, the Company can not predict changes in the market value of collateral and potential margin call requirements, if any, under its repurchase agreement facilities.

As a result of such spread widening and generally higher treasury and swap rates, we have had margin calls on our repurchase agreement facilities based upon fair market value determinations of the underlying collateral. During the three months ended June 30, 2007, such margin calls totaled $13.1 million and there have been $4.3 million of margin calls subsequent to June 30, 2007 through August 8, 2007.

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

Investment Consolidation. For each investment we make, we evaluate the underlying entity that issued the securities we acquired or to which we made a loan in order to determine the appropriate accounting. We refer to guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FIN 46(R), Consolidation of Variable Interest Entities, in performing our analysis. FIN 46(R) addresses the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which voting rights are not effective in identifying an investor with a controlling financial interest. An entity is considered a variable interest entity (“VIE”) and subject to consolidation under FIN 46(R) if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns. Variable interest entities within the scope of FIN 46(R) are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, its expected returns, or both.

Our ownership of the subordinated classes of CMBS from a single issuer gives us the right to control the foreclosure/workout process on the underlying loans (“Controlling Class CMBS”). FIN 46(R) has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a qualifying special-purpose entity (“QSPE”) does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. SFAS No. 140 provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust’s QSPE status can be impacted in future periods by activities of its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent our CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, we record the investments at the purchase price paid. To the extent the underlying trusts are not QSPEs, we follow the guidance set forth in FIN 46(R) as the trusts would be considered VIEs.

We have analyzed the governing pooling and servicing agreements for each of our subordinated class CMBS investments and believe the terms are consistent with industry standards and the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria under SFAS No. 140. Additionally, the standard setters continue to review the FIN 46(R) provisions related to the computations used to determine the primary beneficiary of a VIE. Future guidance from the standard setters may require us to consolidate CMBS trusts in which we have invested.

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

The table below details information about our CMBS investments, including the purchase date, the face amount of the total CMBS issuance, the original face amount of our CMBS investments, and the amortized cost of our CMBS investments as of June 30, 2007 and December 31, 2006:

CMBS Trust	Investment Date	Total Face Amount of CMBS Issuance	Original Face Amount of Investment	Amortized Cost as of
				June 30, 2007	December 31, 2006
MACH One 2004-1	July 2004	$643,261	$50,637	$18,932	$18,611
CSFB 1998-C1	August 2004	2,482,942	12,500	9,434	9,316
CSFB 2004-C4	November 2004	1,138,077	52,976	22,545	22,547
MLMT 2004-BPC1	November 2004	1,242,650	76,986	26,521	26,535
JPMCC 2004-C3	December 2004	1,517,410	81,561	35,810	35,872
JPMCC 2005-CIBC11	March 2005	1,800,969	70,035	34,038	34,096
BACM 2005	April 2005	2,322,091	84,663	41,679	41,739
LB UBS 2005-C2	April 2005	1,942,131	7,000	4,319	4,308
CSFB 2005-C2	May 2005	1,614,084	82,261	38,988	38,971
LB UBS 2005-C3	June 2005	2,060,632	39,335	19,707	19,780
JPMCC 2005-CIBC12	July 2005	2,167,039	70,429	34,685	34,857
JPMCC 2005-LDP4	September 2005	2,677,075	90,352	48,768	48,801
MSCI 2005-IQ10	October 2005	1,546,863	55,274	30,728	30,755
MLMT 2005 CKI1	December 2005	3,073,749	96,066	51,834	51,976
MSC 2006 HQ8	March 2006	2,731,231	105,707	62,138	62,093
JPMCC 2006-CIBC15	June 2006	2,118,303	71,493	37,648	37,845
CGCMT 2006-C4	June 2006	2,263,536	84,395	50,909	51,043
MSCI 2006-HQ9	August 2006	2,565,238	81,338	48,722	48,850
MLMT 2006-C2	August 2006	1,542,697	60,067	38,257	38,259
JPMCC 2006-LDP8	September 2006	3,066,028	107,158	64,447	64,642
CD 2006-CD3	October 2006	3,571,361	110,713	62,945	63,245
MSCI 2007-HQ11	February 2007	2,417,647	89,530	58,575	—
GCCFC 2007-GG9	March 2007	6,575,924	34,167	30,946	—
JPMCC 2007-LDP10	March 2007	5,331,517	151,616	85,991	—
WAMU 2007-SL3	June 2007	1,284,473	6,500	5,720	—

Total		$59,696,928	$1,772,759	$964,286	$784,141

Our maximum exposure to loss as a result of our investment in these securities totaled $964.3 million and $784.1 million as of June 30, 2007 and December 31, 2006, respectively.

The financing structures we offer to our borrowers on certain of our loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46(R). We have evaluated these entities and have concluded that none of them are VIEs that are subject to consolidation under FIN 46(R).

In April 2007, the Company created a trust subsidiary for the purpose of issuing trust preferred securities. The trust is considered a VIE under FIN 46(R) and it was determined that the Company is not the primary beneficiary of the trust. Accordingly, the trust is accounted for using the equity method. See Liquidity and Capital Resources- Junior Subordinated Debentures for additional information.

We determine if our real estate loans should be accounted for as loans, real estate investments or equity method joint ventures in accordance with AICPA Practice Bulletin No. 1 on acquisition, development or construction (“ADC”) arrangements. To date, we have accounted for all of our arrangements as loans based on the guidance set forth in the Practice Bulletin.

We acquire participating interests in commercial real estate first mortgage loans and mezzanine loans. When we initially invests in loan participations, they are evaluated under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to determine whether the participation interest meets the definition of a debt security. To the extent a given loan participation meets the definition of a debt security, the participation will be accounted for according to the guidance in SFAS No. 115. Those loan participations that do not meet the definition of a debt security are accounted for as loans, and are initially recorded at the purchase price, which is generally at or near par value, and are carried on the balance sheet at amortized cost. To date, the Company has determined that none of the participation interests acquired met the definition of a debt security. See additional information regarding loan accounting and revenue recognition below under Revenue Recognition.

Revenue Recognition. The most significant source of our revenue comes from interest income on our securities and loan investments. Interest income on loans and securities investments is recognized over the life of the investment using the effective interest method. Mortgage loans will generally be originated or purchased at or near par value and interest income will be recognized based on the contractual terms of the debt instrument. Any discounts or premiums on purchased loans and loan fees or acquisition costs on originated loans will be deferred and recognized over the term of the loan as an adjustment to yield in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Any unamortized balance of purchased premiums or discounts and loan origination or acquisitions costs are included as a part of the cost basis of the asset. Exit fees received from prepayments of loans are recognized in the current period and included in interest income. Interest income on CMBS is recognized by the effective interest method as required by EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Under EITF 99-20, management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and our purchase prices. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing of and magnitude of credit losses on the mortgage loans underlying the securities have to be judgmentally estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and our interest income. As a result, actual results may differ significantly from these estimates.

When the present value of current period estimates of future cash flows are lower than the present value of previous period estimates, as adjusted for principal and loan payments, and the current fair value is less than an asset’s carrying value, we will write down the asset to the current fair market value and record an other than temporary impairment through a charge to current period earnings. After taking into account the effect of the impairment charge, income is recognized using the market yield for the security used in establishing the current fair market value.

Lease income from leased real estate assets is recognized on a straight-line basis over the terms of the lease in accordance with SFAS No. 13. As of June 30, 2007 and December 31, 2006, $0.9 million and $48, respectively, of rent recognized as income in excess of amounts contractually due pursuant to the underlying leases were included in other assets on the accompanying balance sheets. We may establish, on a current basis, an allowance against the asset for future potential tenant credit losses which may occur. The balance reflected on the balance sheet will be net of such allowance.

In accordance with the criteria established in SFAS No. 13, Accounting for Leases, we have evaluated each lease agreement related to the net leased real estate assets more fully described in Note 5. At June 30, 2007 and December 31, 2006, we determined that all leases are operating leases and have accounted for them as such.

Securities Valuation. We designate certain of our investments in mortgage backed securities, mortgage related securities and certain other securities as available-for-sale. Securities available-for-sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The fair value of CMBS investments is determined by management based on discounted cash flow models which utilize prepayment and loss assumptions based upon historical experience, economic factors and the characteristics of the underlying cash flows. Management determines the applicable discount rates based on current credit spreads as reflected in comparable deals purchased in the marketplace and market interest rates. In addition, management substantiates its fair value estimates with information from dealers who make markets in these securities. The determination of future cash flows and the appropriate discount rate is inherently subjective and actual results may vary significantly from management’s estimates.

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

Accounting Treatment for an Investment Acquired from and Financed with a Repurchase Agreement from the Same Counterparty. We have considered an interpretation of GAAP relating to the treatment of transactions where investments acquired by us from a particular counterparty are simultaneously or subsequently financed via a repurchase agreement with that same counterparty or an affiliate thereof. Currently, in such cases, we record such transactions as a sale of the investment to us and such related debt provided to us as a financing. An alternative interpretation of GAAP, however, concerns whether such investments should be treated as a derivative. Over the past two years, we have identified several investments that may be affected by such alternative interpretation. In the three months ended March 31, 2007, we acquired a first mortgage loan participation investment from a counterparty for $35.0 million and concurrent with closing, the same counterparty provided financing of $29.8 million via an existing repurchase agreement. The first mortgage loan participation investment is a floating rate instrument, and based on these terms, its carrying value approximates fair value. If we recorded this first mortgage loan as a derivative in connection with financing such loans, changes in the fair value of such derivative, if any, would have affected net income in the six months ended June 30, 2007. In addition, total assets and total liabilities would have been affected as of June 30, 2007. Our understanding is that the issue is being considered for further technical guidance by the accounting standard setters. Future guidance may require us to adjust the accounting for the assets in which we have invested. As of June 30, 2007, $17.0 million of borrowings were outstanding with this counterparty on a remaining loan amount of $20.0 million.

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

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheets as either an asset or liability, with a corresponding amount, adjusted for swap payments, recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. As of June 30, 2007 and December 31, 2006, we had no fair value hedges.

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

New Accounting Standards. In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, which addresses accounting for certain hybrid financial instruments that contain embedded derivatives and eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for the fiscal year ended December 31, 2007. We adopted SFAS No. 155 as of January 1, 2007 and have determined that the adoption of SFAS No. 155 does not have an impact on our consolidated financial statements as of June 30, 2007.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB No. 115. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating what impact, if any, SFAS No. 159 may have on its consolidated financial statements.

In June 2007, AIPCA Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide: Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”) was issued. SOP 07-1 provides specific conditions for determining whether an entity is within the scope of the Guide. Additionally, for those entities that are investment companies under SOP 07-1, additional guidance is provided regarding the retention of specialized investment company industry accounting by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. SOP 07-1 is effective for fiscal years beginning on or after December 31, 2007 with earlier application encouraged. We are evaluating what impact, if any, SOP 07-1 may have on our consolidated financial statements.

Balance Sheet Review

As of June 30, 2007, total assets were $1.7 billion, an increase of $301.0 million, or 22.0%, from December 31, 2006. Asset growth was primarily due to the acquisition of interest earning assets including CMBS, real estate loans, real estate assets and cash as well as a net increase in the fair value of our interest rate swap agreements. Interest earning assets grew by $276.1 million, or 20.6%, from $1.3 billion at December 31, 2006 to $1.6 billion at June 30, 2007. At June 30, 2007, interest earning assets, including cash, had a weighted average yield of 8.5%.

The level of investment related income is directly related to the balance of the interest-bearing assets and net leased real estate assets outstanding during the period and the weighted average yields on such investments. The cost basis of interest-bearing and net leased real estate assets and related weighted average yields at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007		December 31, 2006
	Cost	Yield	Cost	Yield
CMBS	$964,286	8.6%	$784,141	8.8%
Real estate loans	551,334	8.1%	287,845	9.6%
Real estate assets	77,076	14.2%	38,740	14.2%

Total	$1,592,696	8.7%	$1,110,726	9.2%

During the six months ended June 30, 2007, the Company invested a total of $182.9 million, prior to closing credits, in four newly issued CMBS conduit transactions. The CMBS bonds purchased in these transactions are rated BBB- and below with loss-adjusted yields ranging from 6.0% to 10.1%.

At June 30, 2007, we held investments in CMBS issued by 24 separate CMBS trusts and one Re-Remic issuance with an estimated fair value of $903.5 million. The amortized cost basis of our investments in CMBS was $964.3 million with a weighted average yield of 8.6%. At June 30, 2007, the weighted average expected life of our CMBS investments was 10.6 years.

During the six months ended June 30, 2007, we invested $167.8 million, net of $2.2 million in net discounts, in three fixed rate real estate loans. The loans bear interest ranging from 5.8% to 6.4% and have maturity dates between December 2016 and January 2017. In addition, during the six months ended June 30, 2007, the Company invested $245.2 million, net of $0.6 million in discounts, in seven floating rate real estate loans. The loans bear interest based on LIBOR plus credit spreads ranging from 1.8% to 3.5% and have maturity dates between February 2009 and June 2011. During this period we also received repayments of $150.1 million related to outstanding principal balances on certain mezzanine loan investments.

At June 30, 2007, we had seventeen loans with a current book value of $551.3 million and a weighted average interest rate of 8.1%. Three of the loans with an unamortized cost basis of $167.8 million bear interest at fixed rates with a weighted average interest rate of 6.1% while fourteen of the loans totaling $383.5 million bear interest at floating rates with a weighted average interest rate of LIBOR plus 358 basis points.

During the six months ended June 30, 2007, we acquired six net leased real estate assets at a purchase price of $38.7 million. At June 30, 2007, we had twelve net leased real estate assets with an aggregate purchase price of $77.5 million and a net book value of $77.1 million.

At June 30, 2007, we were party to eight interest rate swaps with a total current notional amount of $496.3 million as of June 30, 2007. These interest rate swaps are treated as cash flow hedges and effectively convert floating rate debt. Under these swaps, we receive a rate equal to LIBOR and pay a weighted average rate of 5.1%. The net fair value of the interest rate swaps at June 30, 2007 was $21.3 million.

At June 30, 2007, total liabilities were $1.3 billion, an increase of $350.2 million, or 35.1%, from December 31, 2006. Liability growth, the majority of which was in the form of repurchase obligations and junior subordinated debentures, was used to finance investments, primarily in CMBS, real estate loans and real estate assets during the six months ended June 30, 2007. At June 30, 2007, the Company had interest-bearing liabilities of $1.3 billion with a weighted average borrowing cost of 5.9%.

At June 30, 2007 the Company was party to two repurchase agreements with two counterparties that provide for total borrowing capacity of $400.0 million. At June 30, 2007, the Company had $293.3 million outstanding under these agreements. The weighted average borrowing cost for repurchase agreement debt outstanding at June 30, 2007 was 6.1%.

At June 30, 2007, we had CDOs outstanding from two separate issuances. Our existing CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet at $974.6 million, representing the amortized sales price of the securities sold to third parties. The weighted average interest rate of the bonds, including the amortization of issuance costs, was 5.8% at June 30, 2007. Of the $974.6 million of bonds outstanding, $780.6 million were floating rate with a weighted average interest rate of LIBOR plus 59 basis points while $194.0 million were fixed rate with a weighted average interest rate of 6.0%.

On April 9, 2007, we issued $61.9 million of junior subordinated debentures to a subsidiary to fund existing and future investment activities and other working capital needs. We also invested $1.9 million in the common equity of such subsidiary. Net cash proceeds from this financing transaction were $59.1 million. On April 9, 2007, we issued $60.0 million of trust preferred securities through a subsidiary, JERIT TS Statutory Trust I. The trust preferred securities and the junior subordinated debentures have a 30-year term ending April 2037, are redeemable at par on or after April 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years through April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. We incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the junior subordinated debentures. Unamortized debt issuance costs of $1.0 million are included as a component of deferred financing fees on the consolidated balance sheet at June 30, 2007.

At June 30, 2007, total shareholders’ equity was $320.7 million, a decrease of $49.3 million, or 13.3% from December 31, 2006. The decrease in shareholders’ equity was primarily due to an increase in unrealized losses on our CMBS of $66.9 million and increases in accumulated distributions in excess of retained earnings of $3.2 million offset in part by an increase in the fair value of our interest rate swaps of $20.2 million.

At June 30, 2007, 25,890,035 shares of common stock were outstanding including 182,000 shares of unvested restricted stock.

Results of Operations

Comparison of the three months ended June 30, 2007 and 2006

Net income was $10.1 million, or $0.39 per diluted share, and $7.7 million, or $0.30 per diluted share, for the three months ended June 30, 2007 and 2006, respectively.

Revenues

The following table sets forth information regarding the total amount and composition of our revenues, which are primarily interest income earned from our investments and cash positions and lease income on our net leased real estate assets:

	For the Three Months Ended June 30,
	2007	2006	$ Change
REVENUES
Interest income from CMBS	$20,531	$10,846	$9,685
Interest income from real estate loans	10,630	3,115	7,515
Interest income from cash and cash equivalents	1,564	1,268	296
Lease income from real estate assets	1,404	—	1,404
Other income	31	—	31

Total Revenues	$34,160	$15,229	$18,931

The increase in revenues during the three months ended June 30, 2007 compared to the three months ended June 30, 2006 is primarily due to increased balances of interest-bearing assets due to acquisitions of CMBS and real estate loans and interest income on cash proceeds relating to CDO II as well as increased lease income on net leased real estate assets due to acquisitions. For the three months ended June 30, 2007, $24.6 million was earned on fixed rate investments, while the remaining $9.6 million was earned on floating rate investments, compared to $10.8 million and $4.4 million for the same period in 2006, respectively. We classify income from floating rate investments as that which is tied to a publicly published index, specifically LIBOR. As of June 30, 2007, our floating rate investments included a cost basis of $383.5 million in real estate loans, $8.5 million in cash and cash equivalents and $79.0 million in restricted cash primarily related to CDO II. For the three months ended June 30, 2007, interest income earned on CMBS investments, and real estate loans acquired during the quarter was $5.0 and $0.9 million, respectively. In addition, interest income earned during the three months ended June 30, 2007 on CMBS and real estate loan investments purchased in 2006 subsequent to June 30, 2006 was $7.8 million. Interest income earned during the three months ended June 30, 2007 on CMBS and real estate loan investments acquired during the three months ended June 30, 2006 increased $1.9 million and $0.3 million, respectively, due to the timing of acquisitions. Conversely, interest income for the three months ended June 30, 2007 on investments purchased in prior periods decreased $1.5 million due to mezzanine loan repayments. During the three months ended June 30, 2007, investments in real estate assets provided $1.4 million in lease income, which is included in the $24.6 million earned on fixed rate investments during the period. Lease income includes $0.4 million in non-cash straight-line rental income recognized pursuant to SFAS No. 13. There were no such investments or related income during the three months ended June 30, 2006.

Expenses

The following table sets forth information regarding the amount and composition of our expenses:

	For the Three Months Ended June 30,
	2007	2006	$ Change
Interest expense	$19,793	$3,914	$15,879
Management fees, affiliate	1,850	1,914	(64)
Incentive fees, affiliate	235	—	235
Depreciation on real estate assets	206	—	206
General and administrative	1,975	1,745	230

Total Expenses	$24,059	$7,573	$16,486

Interest Expense. Interest expense was $19.8 million and $3.9 million for the three months ended June 30, 2007 and 2006, respectively. Interest expense for the three months ended June 30, 2007 consisted primarily of $3.8 million of interest on CDO I, which closed in November 2005, $10.3 million of interest on CDO II, which closed in October 2006, $4.0 million of interest expense on repurchase agreements, $1.0 million of interest on our junior subordinated debentures, which were issued in April 2007, $0.5 million of amortization of deferred financing fees related to repurchase agreements and $0.1 million of interest expense related to the amortization of swap termination costs. The $3.9 million of interest expense for the three months ended June 30, 2006 was comprised primarily of $3.8 million related to CDO I which closed in November 2005 and interest related to amortization of deferred financing fees related to repurchase agreements and our collateralized debt obligations of $0.1 million. The increase in interest expense for the three months ended June 30, 2007 compared to the same period in 2006 is primarily due to the $708.3 million increase in notes payable related to CDO II, increased average borrowings on repurchase agreements and interest on our junior subordinated debentures. The following table sets forth information regarding the total composition amount of interest expense, which is primarily interest expense related to our CDOs and repurchase agreements:

	For the Three Months Ended June 30,
	2007	2006	$ Change
CDO I, net of interest rate swaps	$3,806	$3,775	$31
CDO II, net of interest rate swaps	10,342	—	10,342
Repurchase agreements	4,028	22	4,006
Junior subordinated debentures	1,033	—	1,033
Amortization of deferred financing fees	466	129	337
Amortization of swap termination loss (gain)	118	(12)	130

Total interest expense	$19,793	$3,914	$15,879

Management and Incentive Fees. Base management fees are calculated as a percentage of stockholders’ equity adjusted to exclude the effect of any unrealized gains and losses or other items that do not affect realized net income. Our manager is also entitled to receive quarterly incentive fees equal to 25% of our Funds From Operations (as defined in the management agreement), or FFO, in excess of minimum FFO targets (as defined in the management agreement). The following table summarizes our management fees for the three months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,
	2007	2006	$ Change
Base management fees, affiliate	$1,850	$1,914	$(64)
Incentive fees, affiliate	235	—	235

Total management fees, affiliate	$2,085	$1,914	$171

The decrease in base management fees for the three months ended June 30, 2007 compared to the same period in 2006 is due to a lower equity base in 2007 compared to 2006, principally driven by distributions in excess of net income. The increase in incentive fees for the three months ended June 30, 2007 was due to FFO exceeding the minimum targets defined in the management agreement. The minimum FFO target for the three months ended June 30, 2007 was $9.6 million.

Depreciation on Real Estate Assets. The increase in depreciation on real estate assets of $0.2 million for the three months ended June 30, 2007 as compared to the same period in 2006 was due to our real estate asset acquisitions in December 2006 and June 2007. There were no such assets held and no depreciation expense during the three months ended June 30, 2006.

General and Administrative Expense. The increase in general and administrative expenses of $0.2 million for the three months ended June 30, 2007 versus the same period in 2006 was due primarily to higher collateral administration fees and legal fees offset by lower due diligence costs. Specifically, collateral administration fees increased $0.4 million primarily due to fees paid to an affiliate of our manager associated with CDO II, which closed in October 2006. Legal fees increased $0.3 million due to increased general corporate advice, statutory compliance advice and SEC filing review fees. These increases were offset by a $0.6 million decrease in due diligence expenses due to lower acquisition volume during the quarter ended June 30, 2007, the mix of acquisitions in during the second quarter of 2007 which generally have lower due diligence costs and the impact of sellers credits for due diligence expense. Included in general and administrative expenses are additional affiliate expenses related to overhead and out-of-pocket expense reimbursements aggregating $0.1 million in both the three months ended June 30, 2007 and 2006.

Loss on Impairment of Assets. There were no impairment charges on assets recorded during the three months ended June 30, 2007 and 2006.

Comparison of the six months ended June 30, 2007 and 2006

Net income was $19.9 million, or $0.77 per diluted share, and $14.1 million, or $0.55 per diluted share, for the six months ended June 30, 2007 and 2006, respectively.

Revenues

The following table sets forth information regarding the total amount and composition of our revenues, which are primarily interest income earned from our investments and cash positions and lease income on our net leased real estate assets:

	For the Six Months Ended June 30,
	2007	2006	$ Change
REVENUES
Interest income from CMBS	$38,354	$20,200	$18,154
Interest income from real estate loans	19,379	6,177	13,202
Interest income from cash and cash equivalents	3,550	2,935	615
Lease income from real estate assets	2,777	—	2,777
Other income	31	—	31

Total Revenues	$64,091	$29,312	$34,779

The increase in revenues during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 is primarily due to increased balances of interest-bearing assets due to acquisitions and interest income on cash proceeds relating to CDO II as well as increased lease income on net leased real estate assets. During the six months ended June 30, 2007, interest income from real estate loans includes $0.5 million related to recognition of purchase discounts on one mezzanine loan that was repaid in February 2007 prior to its scheduled maturity. For the six months ended June 30, 2007, $45.3 million was earned on fixed rate investments, while the remaining $18.8 million was earned on floating rate investments, compared to $20.2 million and $9.1 million for the same period in 2006, respectively. We classify income from floating rate investments as that which is tied to a publicly published index, specifically LIBOR. As of June 30, 2007, our floating rate investments included a cost basis of $383.5 million in real estate loans, $8.5 million in cash and cash equivalents and $79.0 million in restricted cash primarily related to CDO II. For the six months ended June 30, 2007, interest income earned on CMBS investments and real estate loans acquired during the period was $3.8 million and $6.4 million, respectively. In addition, interest income earned during the six months ended June 30, 2007 on CMBS investments and loan investments purchased in 2006 subsequent to June 30, 2006 was $9.1 million and $8.0 million, respectively. Interest income earned during the six months ended June 30, 2007 on CMBS and real estate loan investments acquired during the six months ended June 30, 2006 increased $5.1 million and $1.1 million due to the timing of acquisitions. Conversely, interest income for the six months ended June 30, 2007 on investments purchased in prior periods decreased $2.8 million due to mezzanine loan repayments. During the six months ended June 30, 2007, investments in real estate assets provided $2.8 million in lease income, which is included in the $45.3 million earned on fixed rate investments during the year. Lease income includes $0.8 million of non-cash straight line rental income pursuant to SFAS No. 13. There were no such investments or related income during the six months ended June 30, 2006.

Expenses

The following table sets forth information regarding the amount and composition of our expenses:

	For the Six Months Ended June 30,
	2007	2006	$ Change
Interest expense	$35,424	$7,887	27,537
Management fees, affiliate	3,705	3,836	(131)
Incentive fees, affiliate	387	—	387
Depreciation on real estate assets	412	—	412
General and administrative	4,255	3,138	1,117

Total Expenses	$44,183	$14,861	$29,322

Interest Expense. Interest expense was $35.4 million and $7.9 million for the six months ended June 30, 2007 and 2006, respectively. Interest expense for the six months ended June 30, 2007 consisted primarily of $7.6 million of interest on CDO I, which closed in November 2005, $20.6 million of interest on CDO II, which closed in October 2006, $5.1 million of interest expense on repurchase agreements, $1.0 million of interest related to our junior subordinated debentures, which were issued in April 2007, $0.9 million of amortization of deferred financing fees related to repurchase agreements and $0.2 million of interest expense related to the amortization of swap termination costs. The $7.9 million of interest expense for the six months ended June 30, 2006 was comprised primarily of $7.6 million related to CDO I which closed in November 2005 and interest related to amortization of deferred financing fees related to repurchase agreements and our collateralized debt obligations of $0.3 million. The increase in interest expense for the three months ended June 30, 2007 compared to the same period in 2006 is primarily due to the $708.3 million increase in notes payable related to CDO II, increased average borrowings on repurchase agreements and interest on our junior subordinated debentures. The following table sets forth information regarding the total composition amount of interest expense, which is primarily interest expense related to our CDOs and repurchase agreements:

	For the Six Months Ended June 30,
	2007	2006	$ Change
CDO I, net of interest rate swaps	$7,586	$7,561	$25
CDO II, net of interest rate swaps	20,633	—	20,633
Repurchase agreements	5,050	22	5,028
Junior subordinated debentures	1,033	—	1,033
Amortization of deferred financing fees	909	326	583
Amortization of swap termination loss (gain)	213	(22)	235

Total interest expense	$35,424	$7,887	$27,537

Management and Incentive Fees. Base management fees are calculated as a percentage of stockholders’ equity adjusted to exclude the effect of any unrealized gains and losses or other items that do not affect realized net income. Our manager is also entitled to receive quarterly incentive fees equal to 25% of our Funds From Operations (as defined in the management agreement), or FFO, in excess of minimum FFO targets (as defined in the management agreement). The following table summarizes our management fees for the six months ended June 30, 2007 and 2006:

	For the Six Months Ended June 30,
	2007	2006	$ Change
Base management fees, affiliate	$3,705	$3,836	$(131)
Incentive fees, affiliate	387	—	387

Total management fees, affiliate	$4,092	$3,836	$256

The decrease in base management fees for the six months ended June 30, 2007 compared to the same period in 2006 is due to a lower equity base in 2007 compared to 2006, principally driven by distributions in excess of GAAP net income. The increase in incentive fees for the six months ended June 30, 2007 was due to FFO exceeding the minimum targets defined in the management agreement.

Depreciation on Real Estate Assets. The increase in depreciation on real estate assets of $0.4 million for the six months ended June 30, 2007 as compared to the same period in 2006 was due to the acquisition of our real estate asset investments in December 2006 and June 2007. There were no such assets held and no depreciation expense during the six months ended June 30, 2006.

General and Administrative Expense. The increase in general and administrative expenses of $1.1 million for the six months ended June 30, 2007 versus the same period in 2006 was due primarily to collateral administration fees, stock compensation expenses and higher professional fees. Specifically, collateral administration fees increased $0.7 million primarily due to fees paid to an affiliate of our manager associated with CDO II, which closed in October 2006. Professional fees increased $0.3 million primarily due to services related to external audit, Sarbanes-Oxley compliance, internal audit and interest rate risk management advisory fees. Stock compensation increased $0.1 million related to the 124,500 shares awarded to certain officers and employees of an affiliate of our manager in April 2007. Included in general and administrative expenses are additional affiliate expenses related to overhead and out-of-pocket expense reimbursements aggregating $0.3 million in both the six months ended June 30, 2007 and 2006.

Loss on Impairment of Assets. There were no impairment charges on assets recorded during the six months ended June 30, 2007. For the six months ended June 30, 2006, pursuant to EITF 99-20, we recorded aggregate impairment charges to earnings totaling $0.3 million. This other than temporary impairment charge related to three securities in two different CMBS trusts where the present value of cash flow projections of the security at that time was estimated to be lower than the present value of cash flow projections of the same security in the prior reporting period and, at the same time, the then current fair value of the security was less than the prior period carrying value. The actual cash flows of the security will depend on final resolutions of the underlying loans and assets in the respective CMBS trusts.

Funds from Operations

Funds from operations (FFO), was $10.3 million, or $0.40 per diluted share, and $7.7 million, or $0.30 per diluted share, for the three months ended June 30, 2007 and 2006, respectively. Funds from operations (FFO), was $20.3 million, or $0.79 per diluted share, and $14.1 million, or $0.55 per diluted share, for the six months ended June 30, 2007 and 2006, respectively.

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

Below is a reconciliation of GAAP net income to FFO for the three and six months ending June 30, 2007 and 2006:

JER INVESTORS TRUST INC. AND SUBSIDIARIES

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net income available to common stockholders	$10,101	$7,656	$19,908	$14,141
Add:
Depreciation on real estate assets	206	—	412	—

Funds from Operations (FFO) *	$10,307	$7,656	$20,320	$14,141

FFO per share:
Basic	$0.40	$0.30	$0.79	$0.55

Diluted	$0.40	$0.30	$0.79	$0.55

*	The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

Liquidity and Capital Resources

At June 30, 2007, our liquidity position consisted of unrestricted cash balances of $8.5 million and restricted cash of $79.0 million, which primarily consisted of $75.9 million of replenishment pool balance within CDO II.

Liquidity is a measurement of our ability to meet cash requirements, including ongoing commitments to repay borrowings including margin calls, fund and maintain loans and investments, pay dividends and other general business needs. Our principal sources of working capital and funds for additional investments primarily include: 1) cash flow from operations; 2) borrowings under our repurchase and credit facilities; 3) our CDO offerings; 4) other forms of financing or additional securitizations including CMBS or subsequent CDO offerings; 5) proceeds from trust preferred securities, common or preferred equity offerings and, to a lesser extent; 6) the proceeds from principal payments on our investments. We believe these sources of financing will be sufficient to meet our short-term liquidity needs. Our initial borrowings have been short-term, variable rate debt; however, we have in the past financed the majority of our assets through match-funded CDO strategies. Our ability to continue our CDO strategy is dependent upon our ability to place the match-funded debt we intend to create in the market at attractive borrowing spreads. If spreads for CDO liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute the CDO strategy will be severely restricted. Most recently, we have seen widening of borrowing spreads and a potential decrease in leverage in the commercial real estate CDO market. We expect that our cash flow provided by operations, our current liquidity positions, including unrestricted cash and restricted cash, and our current and anticipated financings will satisfy our liquidity needs over the next twelve months. At August 8, 2007, the Company has approximately $37.0 million in unrestricted cash and $79.0 million in restricted cash balances. The Company currently intends to access a portion of the restricted cash balances by contributing additional collateral to CDO II, which on a net basis will increase unrestricted cash balances by approximately $50.0 million. The Company believes that this level of cash combined with potential loan repayments, operating cash flow, potential financing proceeds from unleveraged assets, and other sources will provide it with sufficient liquidity over the next twelve months. However, the Company can not provide any assurances that it will be successful accessing restricted cash balances in CDO II, obtaining financing proceeds on unleveraged assets, receiving loan repayments or accessing any other sources of cash. Furthermore, given the current volatility in the capital markets, the Company can not predict changes in the market value of collateral and potential margin call requirements, if any, under its repurchase agreement facilities.

The repurchase agreement facilities are subject to margin calls based upon fair market value determinations of the underlying collateral. During the three months ended June 30, 2007, such margin calls totaled $13.1 million, with $5.0 million related to the Goldman Sachs facility and $8.1 million related to the Liquid Funding facility.

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

Borrowings. In September 2006, one of our wholly owned subsidiaries entered into a repurchase agreement with Goldman Sachs Mortgage Company (“Goldman Sachs”). The repurchase agreement provides financing of up to $250.0 million secured by various types of real estate loans and is scheduled to terminate at the earlier of (a) the closing by us of our third collateralized debt obligation transaction or (b) October 1, 2007. The Company has provided written notice and made necessary payments to Goldman Sachs in order to exercise its first extension option and extend the repurchase agreement facility for a term of three months until January 1, 2008. The agreement provides for a series of extension options that could extend the term through October 1, 2009. The facility allows us to borrow against eligible loan collateral and is limited recourse (10% of the outstanding balance) to the Company. At of June 30, 2007, there was $186.8 million outstanding under the repurchase agreement at a weighted average borrowing rate of 6.1% and real estate loans with a cost basis of $233.4 million were pledged as collateral under this repurchase agreement.

In March 2007 and as subsequently amended in June 2007, we and a wholly-owned subsidiary, respectively, entered into a repurchase agreement with Liquid Funding, an affiliate of Bear Stearns & Co. Inc., with an available borrowing capacity of $150.0 million. In connection with the June 2007 amendments, we entered into a guaranty agreement with Liquid Funding. The repurchase agreement is secured by rated and unrated CMBS and is scheduled to terminate at the earlier of (a) the closing by the Company of its third collateralized debt obligation or (b) March 2008. At June 30, 2007, $106.5 million was outstanding under the repurchase agreement at a weighted average borrowing rate of 6.1% and securities with a fair value of $138.3 million were pledged as collateral under this repurchase agreement.

If we default in the payment of interest or principal on any debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt, requiring us to immediately repay all outstanding principal. If we are unable to make such payments, our lender could force us to sell our securities or foreclose on our assets pledged as collateral to such lender. The lender could also force us into bankruptcy or bring other legal action against us. Any of these events would likely have a material adverse effect on the value of an investment in our common stock. As of June 30, 2007, we are in compliance with all requirements under our repurchase agreements, collateralized debt obligations, and junior subordinated debentures.

Collateralized Debt Obligations. On October 17, 2006, we issued our second CDO, or CDO II, through two of our wholly-owned subsidiaries, JER CRE CDO 2006-2, Limited and JER CRE CDO 2006-2, LLC, collectively known as CDO II. CDO II is secured by $1.2 billion par value of collateral interests consisting of CMBS, mezzanine loan interests, first mortgage loan interests, Re-REMIC securities, and real estate CDO securities. CDO II issued privately placed notes totaling $768.4 million rated AAA through BBB- (“CDO II Investment Grade Notes”). The Company purchased a portion of the CDO II Investment Grade Notes and retained all of the non-investment grade notes and preferred shares. $708.3 million of CDO II Investment Grade Notes were issued to third parties consisting of $47.0 million of fixed rate notes with a weighted average interest rate of 5.8% and $661.3 million of floating rate notes with a weighted average interest rate of LIBOR plus 62 basis points, excluding amortization of fees and expenses. At issuance, the weighted average cost of borrowing for CDO II was approximately 63 basis points, excluding amortization of fees and expenses, over applicable swap or LIBOR rates. The CDO II Investment Grade Notes have a remaining expected average maturity of 8.4 years as of June 30, 2007. CDO II included a ramp facility of approximately $230.9 million dedicated to finance additional collateral interests, as well as a replenishment collateral pool up to $275.0 million that will allow replenishment of proceeds of real estate loans that are paid off within five years from the closing of the transaction, subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture. We incurred $10.5 million of issuance costs, which were deferred and are amortized on an effective yield basis over the life of CDO II. Unamortized debt issuance costs of $9.9 million are included as a component of deferred financing fees on the consolidated balance sheet at June 30, 2007. Subsequent to the closing of CDO II during the six months ended June 30, 2007, we contributed CMBS of $61.0 million and mortgage loan interests of $15.1 million as collateral to CDO II and received $69.1 million of mezzanine loan repayments on CDO II collateral. As of June 30, 2007, we have fully invested the ramp facility while the available replenishment proceeds were $75.9 million, both of which are reflected in restricted cash on the consolidated balance sheets.

In November 2005, we issued our first CDO, or CDO I, through two of our wholly-owned subsidiaries, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC. CDO I is secured by a static pool of $418.7 million par value of fixed rate subordinate CMBS. CDO I issued privately placed notes totaling $275.6 million rated AAA through BBB- (“CDO I Investment Grade Notes”). We retained a portion of the BBB- rated notes, all of the non-investment grade notes and all of the preferred shares. Two of the CDO I Investment Grade Notes, totaling $119.2 million, were issued with floating rate coupons with a weighted average rate of LIBOR plus 39 basis points, excluding amortization of fees and expenses. The remaining CDO I Investment Grade Notes totaling $147.0 million, net of the portion retained by the Company, were issued with fixed rate coupons with a weighted average rate of 6.0%, excluding amortization of fees and expenses. The Investment Grade Notes have a remaining expected average maturity of 8.1 years as of June 30, 2007. The Company incurred $4.4 million of issuance costs, which were deferred and are amortized on an effective yield basis over the life of CDO I. Unamortized debt issuance costs of $3.7 million and $3.9 million are included in deferred financing fees on the consolidated balance sheets at June 30, 2007 and December 31, 2006, respectively.

Junior Subordinated Debentures. On April 9, 2007, we issued $60.0 million of trust preferred securities through our unconsolidated subsidiary, JERIT TS Statutory Trust I (“the Trust”), in a private transaction exempt from registration under the Securities Act of 1933, as amended. Concurrently, we issued $61.9 million in junior subordinated debentures to the Trust and made a $1.9 million common equity investment in the Trust. The trust preferred securities have a 30-year term ending April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. The assets of the Trust consist solely of the $61.9 million of junior subordinated notes concurrently issued by us, with terms that mirror the trust preferred securities. We incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the junior subordinated debentures. Unamortized debt issuance costs of $1.0 million are included as a component of deferred financing fees on the consolidated balance sheet at June 30, 2007.

Our interest in the Trust is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that the Trust is a variable interest entity under FIN46(R) and that we are not the primary beneficiary of the entity. Interest on the junior subordinated debentures is included in interest expense on our consolidated income statements while the junior subordinated debentures are presented as a liability on item in our consolidated balance sheet.

Dividends. In order to qualify as a REIT and to avoid corporate level tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our ordinary taxable income and net capital gains on an annual basis. Certain of our investments, such as the subordinate CMBS investments, may generate substantial mismatches between taxable income and available cash. In order to meet the requirement to distribute a substantial portion of our net taxable income, we may need to borrow, sell assets or raise additional equity capital. Additionally, we will need to raise additional capital in order to continue to acquire additional investments in the future. We anticipate borrowing funds and/or raising additional equity capital to finance future investment activities, but there can be no assurance that we will be able to do so on terms acceptable or available to us, if at all.

Inflation. We believe that the risk of increases in the market interest rates as a result of inflation on any floating rate debt that we may invest in will be largely offset by our use of match funded financing and interest rate derivatives.

Contractual Obligations. Purchase commitments and aggregate principal maturities of our repurchase agreements, notes payable and junior subordinated debentures as of June 30, 2007 were as follows:

	June 30, 2007	Weighted Avg. Interest Rate at June 30, 2007	Range of Obligations
Purchase commitments	$—	—
Repurchase agreements	$293,287	6.1%	[1]
Notes payable	$974,578	5.9%	[2]
Junior subordinated debentures	$61,860	7.2%	[3]

[1]

All repurchase agreements as of June 2007 are scheduled to terminate at the earlier of (a) the closing by the Company of its third collateralized debt obligation transaction or (b) October 1, 2007 (Goldman Sachs) or March 12, 2008 (Liquid Funding). We have provided written notice and made necessary payments to Goldman Sachs in order to exercise our first extension option and extend the repurchase agreement facility for a term of three months until January 1, 2008.

[2]

The maturity dates of the notes payable are contingent upon maturity of assets pledged as collateral and have a remaining expected average maturity of 8.1 years and 8.4 years for CDO I and CDO II, respectively, as of June 30, 2007.

[3]

The junior subordinated debentures have a 30-year term ending April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a fixed rate of 7.24%, excluding amortization of fees and expenses, for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 2.25%, excluding amortization of fees and expenses.

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

Our management agreement provides that we are required to reimburse our manager for certain general and administrative expenses incurred by our manager on our behalf, including our pro rata share of overhead expenses of the manager required for our operations. In November 2006, retroactive to January 1, 2006, the independent members of the board of directors approved an amendment to the management agreement to provide that the allocable overhead reimbursement will be fixed at an amount equal to $0.5 million per annum for 2006, and in each calendar year thereafter, subject to approval by the independent members of the board of directors, $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index (“CPI”) for the applicable year over the CPI for the calendar year 2006. For the three months ended June 30, 2007 and 2006, overhead reimbursements were approximately $0.1 million, respectively. For the six months ended June 30, 2007 and 2006, overhead reimbursements were approximately $0.3 million, respectively. Our manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on our behalf. If such services are provided by the manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants, or other third parties on an arm’s length basis. In accordance with the provisions of our management agreement, we incurred reimbursements for overhead and other services provided by our manager of zero and $17 for the three months ended June 30, 2007 and 2006, respectively, and $17 and $34 for the six months ended June 30, 2007 and 2006, respectively.

Each CMBS securitization requires a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. As our manager is not a rated special servicer, it appoints J.E. Robert Company, Inc. or another entity that is a rated special servicer as the special servicer whenever we acquire a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company, Inc. earned $1.1 million and $0.8 million in fees as special servicer during the three months ended June, 2007 and 2006, respectively, and $2.2 million and $1.3 million during the six months ended June 30, 2007 and 2006, respectively. All fees due to J.E. Robert Company, Inc. as special servicer are paid either by the securitization vehicles or the borrowers, not directly by us and such fees are consistent with traditional, well established market standards and are set as part of the arm’s-length negotiations to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company, Inc. may reduce the amounts available to pay us pursuant to the terms of the applicable CMBS trusts.

In connection with CDO II, one of our wholly owned subsidiaries entered into a Collateral Administration Agreement with J.E. Robert Company, Inc. the Collateral Administrator, an affiliate of our manager, pursuant to which the Collateral Administrator has agreed to advise our wholly owned subsidiary on certain matters regarding the collateral interests and other eligible investments securing the notes. The Collateral Administrator will receive two fees payable on a monthly basis, with the first fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the second fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture agreement, each fee payable with different priorities as set forth in the applicable indenture. For the three and six months ended June 30, 2007, we incurred $0.4 million and $0.7 million, respectively, in collateral administration fees pursuant to the Collateral Administration Agreement. The fees were approved by the independent members of our board of directors.

During the six months ended June 30, 2007, we invested in a first mortgage loan participation with a cost basis of $30.0 million and two mezzanine loan participations with a cost basis of $49.4 million where an affiliated entity of the manager held a controlling equity interest in the borrower. The acquisition of these loans to affiliated borrowers was approved by the independent members of our Board of Directors as required by investment guidelines. During the six months ended June 30, 2007, we received repayments on loans to affiliated borrowers aggregating $20.4 million. At June 30, 2007, loans to affiliated entities had an unamortized cost basis of $124.0 million and an unpaid principal balance of $124.6 million.

During the year ended December 31, 2005, we originated mezzanine loans with an affiliated entity of our manager totaling $63.4 million. The ownership was allocated equally between us and the affiliated entity, with our share of the initial loans equal to $31.7 million. At June 30, 2007, there was $18.9 million outstanding related to these loans.

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

Interest Rate Risk. Interest rate sensitivity refers to the change in earnings and cash flows that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, primarily LIBOR and treasury rates. At June 30, 2007, our primary sensitivity to interest rates related to the income we earned on a portion of our $384.1 million of floating rate real estate loans and the interest expense incurred on $1.1 billion of floating rate debt, all tied to LIBOR. We have further mitigated our exposure to changes in interest rates by entering into pay-fixed interest rate swaps. The following table presents our pay-fixed interest rate swaps related to our existing indebtedness, including the CDOs, and future anticipated indebtedness as of June 30, 2007.

Trade Date	Effective Date	Initial Notional Balance	Ending Notional Balance	Notional Balance at June 30, 2007	Fair Value at June 30, 2007	Termination Date	Pay-Fixed Interest Rate
October 2005	November 2005	$109,977	$5,697	$109,977	$3,923	June 2015	4.9%
September 2006	October 2006	386,324	219,929	386,324	8,627	August 2016	5.1%
September 2006	October 2009	—	80,071	—	1,421	August 2016	5.2%
February 2007	October 2007	—	86,324	—	1,941	October 2014	5.1%
January 2007	November 2007	100,000	100,000	—	1,721	December 2016	5.3%
February 2007	November 2007	45,000	45,000	—	1,391	September 2016	5.0%
February 2007	November 2007	26,000	26,000	—	805	February 2017	5.1%
March 2007	November 2007	40,000	40,000	—	1,495	January 2017	5.0%

		$707,301	$603,021	$496,301	$21,324

At June 30, 2007, the existence of our interest rate swaps entered into in connection with our existing indebtedness including our floating rate liabilities, CDOs, and future indebtedness mitigate the impact of an interest rate increase on our net earnings and cash flow. As a result of and due to floating rates on our real estate loans, changes in interest rates will generally impact our net income. All of our floating rate assets and liabilities are tied to LIBOR or the applicable base rate subject to certain caps or limitations. The following table shows the estimated change in net income for a 12-month period based on changes in the applicable LIBOR rates applied to floating rate assets, liabilities and interest rate swaps effective and outstanding as of June 30, 2007.

LIBOR Rate Change (Basis Points)	Estimated Increase (Decrease) in Net Income Over 12 Months
	June 30, 2007 (1)	December 31, 2006
	(in thousands)
-200	$3,881	$(72)
-100	1,941	(36)
100	(1,941)	36
200	(3,903)	(12)

(1)

Excludes the effect of changes in interest rates with respect to four forward starting interest rate swaps with a total notional balance of $211.0 million outstanding at June 30, 2007 but effective starting November 2007 to hedge the effect of forecasted issuances of debt. Including the effect of these forward starting swaps, the estimated increase (decrease) in net income in the -200, -100, +100, and +200 sensitivities is ($339), ( $169), $169, and $317, respectively.

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

We generally assume that substantially all of the principal of a non-rated CMBS security will not be recoverable over time. The timing and the amount of the loss of principal are the key assumptions to determine the economic yield of these securities. Timing is of paramount importance because we will assume substantial losses of principal on the non-rated securities, therefore the longer the principal balance remains outstanding the more interest the holder receives to support a greater economic return. Alternatively, if principal is lost faster than originally assumed, there is less opportunity to receive interest and a lower return or loss may result.

If actual principal losses on the underlying loans exceed assumptions, the higher rated securities will be affected more significantly as a loss of principal may not have been assumed. We expect that most if not all principal will be recovered with respect to CMBS investments rated B or higher.

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

Factors that indicate a higher loss severity or acceleration of the timing of an expected loss will cause a reduction in the expected yield and therefore reduce our earnings. Furthermore, we may be required to write down a portion of the accreted cost basis of the affected assets through a charge to income in the event that the asset is considered impaired.

We will also invest in commercial real estate loans, primarily mezzanine loans, bridge loans, B-notes, loans to real estate companies, whole mortgage loans, first mortgage loan participations and net leased real estate. We may also invest in residential mortgages and related securities although we have not done so. These investments will be subject to credit risk. The extent of our credit risk exposure will be dependent on risks associated with commercial and residential real estate. Property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event a borrower’s net operating income decreases, the borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

Recent Events

Repayments

Subsequent to June 30, 2007, we received a $9.5 million of partial repayments of an outstanding principal balance on a mezzanine loan with an outstanding principal balance of $15.7 million at June 30, 2007.

On July 31, 2007, we received a $11.5 million full repayment of an outstanding principal balance on a mezzanine loan investment. In connection with the repayment, we also received $0.1 million in contractually scheduled interest income in accordance with the loan agreement.

Financing

On July 3, 2007, we borrowed $29.3 million under our repurchase agreement with Goldman Sachs.

Subsequent to June 30, 2007 and through August 8, 2007, the Company repaid $15.1 million under one repurchase agreement with Goldman Sachs, of which $4.3 million related to margin calls on collateral.

The Company has provided written notice and made necessary payments to Goldman Sachs in order to exercise its first extension option and extend the repurchase agreement facility for a term of three months until January 1, 2008.

Other

On July 27, 2007, we granted 12,500 shares of restricted stock to an employee of an affiliate of the manager. The shares vest over three years beginning in April 2008 based on continued employment with an affiliate of the manager with no performance or market conditions.

On July 31, 2007, we paid dividends to holders of our common stock of $11.6 million, or $0.45 per share of common stock, to shareholders of record on June 29, 2007.

Primarily due to the loan repayments and repurchase agreement borrowings subsequent to June 30, 2007, unrestricted cash balances have increased from $8.5 million at June 30, 2007 to approximately $37.0 million at August 8, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this annual report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is not a party to any legal proceedings

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to Vote of Security Holders

The annual meeting of stockholders of the Company was held on May 30, 2007, for purposes of considering and acting upon the following.

(1)	Election of Directors. All of our directors were elected and the votes cast for or against/withheld were as follows:

	Aggregate Votes
Nominees	For	Against/Withheld
Joseph E. Robert, Jr.	22,907,171	1,261,245
Keith W. Belcher	23,905,309	263,107
Daniel J. Altobello	22,049,793	2,118,623
Peter D. Linneman	23,942,432	225,984
W. Russell Ramsey	23,943,728	224,688
Frank J. Caufield	13,659,547	10,508,819
James V. Kimsey	23,242,126	926,290

(2)	Ratification of Ernst & Young LLP. Ernst & Young LLP was ratified as the Company’s independent registered public accounting firm for the fiscal year 2007. The votes cast for or against/withheld and abstentions were as follows:

For	Against/Withheld	Abstain
24,050,491	88,784	29,140

(3)	Amendment of the Company’s Nonqualified Stock Incentive and Award Plan. The Company’s Nonqualified Stock Option and Incentive Award Plan was amended. The votes cast for or against/withheld and abstentions were as follows:

For	Against/Withheld	Abstain
16,113,507	2,787,412	41,312

(4)	Adoption of the Company’s Nonqualified Stock Incentive and Award Plan for Manager Only. The Company adopted the Nonqualified Stock Option and Incentive Award Plan for Manager Only. The votes cast for or against/withheld and abstentions were as follows:

For	Against/Withheld	Abstain
15,385,686	3,511,432	45,113

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant. (1)

3.2	By-laws of the Registrant.(1)

4.1	Form of Certificate for Common Stock.(1)

4.2	Registration Rights Agreement, dated June 4, 2004, between Registrant, JER Commercial Debt Advisors LLC and Friedman, Billings, Ramsey & Co., Inc.(1)

10.1	Management Agreement, dated June 4, 2004, between Registrant and JER Commercial Debt Advisors LLC.(1)

10.2	Amendment to Management Agreement, dated January 24, 2006, between Registrant and JER Commercial Debt Advisors LLC. (2)

10.3	Nonqualified Stock Option and Incentive Award Plan, as amended. (5)

10.4	Nonqualified Stock Option and Incentive Award Plan for Manager Only. (5)

10.5	Form of Restricted Stock Award Agreement Pursuant to Nonqualified Stock Option and Incentive Award Plan.(6)

10.6	Form of Restricted Stock Award Agreement Pursuant to Nonqualified Stock Option and Incentive Award Plan for Manager Only.(6)

10.7	Form of Performance Unit Agreement Pursuant to Nonqualified Stock Option and Incentive Award Plan.(6)

10.8	Form of Performance Unit Agreement Pursuant to Nonqualified Stock Option and Incentive Award Plan for Manager Only.(6)

10.9	Services Agreement, dated June 4, 2004, by and among JER Investors Trust Inc., JER Commercial Debt Advisors LLC and J.E. Robert Company, Inc. (1)

10.10	Advisory Services Letter, dated July 8, 2005. (1)

10.11	Form of Stock Option Award Agreement. (3)

10.12	Amendment to Management Agreement, dated January 1, 2006, between Registrant and JER Commercial Debt Advisors LLC. (4)

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Section 302 Certification of Chief Executive Officer.

32.2	Section 302 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-122802), as amended. Such Registration Statement was originally filed with the Securities and Exchange Commission on February 14, 2005.

(2)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005.

(3)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

(4)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006.

(5)	Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2007.

(6)	Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

JER INVESTORS TRUST INC.
(Registrant)

By:	/s/ Joseph E. Robert, Jr.
Name:	Joseph E. Robert, Jr.
Title:	Chief Executive Officer and Chairman of the Board
Date:	August 9, 2007

By:	/s/ Tae-Sik Yoon
Name:	Tae-Sik Yoon
Title:	Executive Vice President, Chief Financial Officer and Treasurer
Date:	August 9, 2007