Form 10-Q
period 2007-09-30
JER Investors Trust Inc
filed 2007-11-09
CIK 1294017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 7, 2007, the registrant had outstanding 25,902,535 shares of common stock, par value $0.01 per share.

JER INVESTORS TRUST INC.

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are subject to various risks and uncertainties, including without limitation, statements relating to the performance of the investments of JER Investors Trust Inc. (the “Company”) and the Company’s financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company’s actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on the Company’s operations and future prospects include, but are not limited to:

•	changes in economic conditions generally and the real estate and bond markets specifically;

•	legislative and regulatory changes (including changes to laws governing the taxation of real estate investment trusts);

•	availability of capital to the Company;

•	the Company’s ability to obtain future financing arrangements;

•	the Company’s ability to maintain adequate liquidity, including satisfying margin call requirements;

•	changes in interest rates and interest rate spreads, including credit spreads;

•	changes in generally accepted accounting principles or interpretations thereof;

•	market trends;

•	policies and rules applicable to real estate investment trusts;

•	application and interpretation of the rules and regulations of the Investment Company Act of 1940; and

•	other factors as may be detailed from time to time in the Company’s public announcements and Securities and Exchange Commission filings.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	Interim Financial Statements

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$65,654	$143,443
Restricted cash	159	83,085
CMBS, at fair value	865,727	790,203
Real estate loans	524,843	287,845
Real estate assets, net	76,664	38,740
Accrued interest receivable	10,371	8,241
Due from affiliate	—	146
Deferred financing fees, net	14,790	14,684
Interest rate swap agreements, at fair value, net	—	1,136
Other assets	3,950	438

Total Assets	$1,562,158	$1,367,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$974,578	$974,578
Repurchase agreements	285,029	—
Junior subordinated debentures	61,860	—
Accounts payable and accrued expenses	1,159	939
Dividends payable	11,615	18,523
Due to affiliate	1,742	2,110
Interest rate swap agreements, at fair value, net	3,401	—
Other liabilities	3,641	1,830

Total Liabilities	1,343,025	997,980

Stockholders’ Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 25,902,535 and 25,757,035 shares issued and outstanding, respectively	259	258
Additional paid-in capital	392,228	391,872
Cumulative dividends paid/declared	(103,795)	(69,250)
Cumulative earnings	75,806	45,374
Accumulated other comprehensive income (loss)	(145,365)	1,727

Total Stockholders’ Equity	219,133	369,981

Total Liabilities and Stockholders’ Equity	$1,562,158	$1,367,961

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES
Interest income from CMBS	$20,962	$13,731	$59,316	$33,931
Interest income from real estate loans	11,302	3,992	30,681	10,169
Interest income from cash and cash equivalents	1,146	160	4,696	3,095
Lease income from real estate assets	2,746	—	5,522	—

Total Revenues	36,156	17,883	100,215	47,195

EXPENSES
Interest expense	20,665	5,474	56,058	13,361
Management fees, affiliate	1,845	1,906	5,551	5,742
Incentive fees, affiliate	438	—	826	—
Depreciation of real estate assets	412	—	824	—
General and administrative	1,459	2,127	5,712	5,265

Total Expenses	24,819	9,507	68,971	24,368

INCOME BEFORE OTHER GAINS (LOSSES)	11,337	8,376	31,244	22,827

OTHER GAINS (LOSSES)
Loss on impairment of assets	(812)	(35)	(812)	(345)

NET INCOME	$10,525	$8,341	$30,432	$22,482

Net earnings per share:
Basic	$0.41	$0.32	$1.18	$0.88

Diluted	$0.41	$0.32	$1.18	$0.88

Weighted average shares of common stock outstanding:
Basic	25,708,035	25,687,905	25,698,475	25,684,471

Diluted	25,710,582	25,700,168	25,712,895	25,691,644

Dividends declared per common share	$0.45	$0.40	$1.34	$1.09

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands)

	Common Stock		Additional	Cumulative Dividends	Cumulative Earnings	Accumulated Other Comprehensive	Total
	Shares	Amount	Paid-in Capital	Paid/Declared	(Losses)	Income (Loss)
Balance at December 31, 2006	25,757	$258	$391,872	$(69,250)	$45,374	$1,727	$369,981
Comprehensive income:
Net income					30,432		30,432
Fair value adjustment for effective cash flow hedges						(4,537)	(4,537)
Amortization of swap termination costs						335	335
Unrealized (losses) on securities available-for-sale						(142,890)	(142,890)

Total comprehensive income (loss)							(116,660)

Dividends declared				(34,545)			(34,545)
Stock based compensation- restricted share awards	146	1	351				352
Stock based compensation- stock options			5				5

Balance at September 30, 2007	25,903	$259	$392,228	$(103,795)	$75,806	$(145,365)	$219,133

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,432	$22,482
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion/ amortization	2,920	772
Depreciation on real estate assets	824	—
Impairment on CMBS	812	345
Amortization of debt issuance costs	1,395	417
Compensation expense related to stock awards	357	244
Capitalized interest on loans	—	(1,204)
Increase in straight line rent receivable	(1,648)	—
Changes in assets and liabilities:
(Decrease) in other assets	(691)	(842)
Increase in accrued interest receivable	(2,130)	(2,563)
Decrease in due to/from affiliates, net	(222)	(965)
Increase in accounts payable, accrued expenses, and other liabilities, net	2,030	883

Net cash provided by operating activities	34,079	19,569

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase/origination of real estate loans	(413,048)	(164,029)
Purchase of CMBS	(221,480)	(303,136)
Purchase of real estate assets	(38,748)	—
Proceeds from repayment of real estate loans	176,407	42,791
Decrease in restricted cash, net	82,926	43

Net cash used in investing activities	(413,943)	(424,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	532,539	344,667
Repayment of repurchase agreements	(247,510)	(49,736)
Proceeds from issuance of junior subordinated debentures	61,860	—
Purchase of common equity in JERIT TS Statutory Trust I	(1,860)	—
Dividends paid	(41,453)	(26,215)
Payment of financing costs	(1,501)	(479)

Net cash provided by financing activities	302,075	268,237

Net decrease in cash and cash equivalents	(77,789)	(136,525)

Cash and cash equivalents at beginning of period	143,443	151,706

Cash and cash equivalents at end of period	$65,654	$15,181

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$53,863	$13,160

Dividends declared but not paid	$11,615	$10,291

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

The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for Federal income tax purposes. To maintain our status as a REIT, among other restrictions and limitations, we are required to distribute at least 90% of our ordinary taxable income to shareholders. Additionally, management believes that the Company conducts its operations so as not to be regulated as an investment company under the Investment Company Act of 1940, as amended in the Investment Company Act. We are not subject to regulation as an investment company under the Investment Company Act because we do not meet the definition of an investment company under the Investment Company Act, including Section 3(a)(1)(C). From time to time, we also may not be an investment company because we are excluded from the definition of an investment company by Section 3(c)(5)(C).

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

The financial information presented as of September 30, 2007 has been prepared from the books and records without audit. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2007 and the results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

Cash and Cash Equivalents

Cash and cash equivalents include cash, time deposits, and money market funds with an original maturity of 90 days or less when purchased. Carrying value approximates fair value due to the short-term maturity of the investments.

Restricted Cash

Restricted cash primarily includes interest payments received by the trustee on investments that serve as collateral for CDO I and CDO II, as defined in Note 6, which are remitted to us on a monthly basis, and future funding obligations on certain investments.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. At September 30, 2007, the Company has interest rate swaps designated as cash flow hedges, as further described in Note 8. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheets as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Ineffectiveness, if any, is recorded in the income statement. The net gain or loss related to the termination of a derivative instrument remains in accumulated other comprehensive income (loss) and is amortized into earnings during the same period in which the original hedged transaction affects earnings when it is probable that the forecasted transaction will occur within the originally specified time period. The Company periodically reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly as required by the standard. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS No. 133. As of September 30, 2007 and December 31, 2006, the Company had no fair value hedges.

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

Real Estate and Depreciation

The Company accounts for real estate acquisitions pursuant to SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” and SFAS No. 141, “Business Combinations.” Accordingly, the Company allocates the purchase price of the acquired assets to land, building and improvements and intangibles, if any, based on their estimated respective fair values at the acquisition date. The Company assesses fair value based on available market information at the acquisition date. Buildings are depreciated on a straight-line basis over an estimated useful life of 40 years. Any capital improvement expenditures associated with replacements, improvements, or major repairs to real property that extend its useful life are capitalized and depreciated using the straight-line method over their estimated useful lives. Depreciation expense on real estate assets for the three and nine months ended September 30, 2007 was $0.4 million and $0.8 million, respectively. There was no depreciation expense for the three and nine months ended September 30, 2006.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of long-lived assets used in operations when indicators of impairment are present. An impairment charge is recorded if the net undiscounted cash flow estimated to be generated by those assets are less than the assets’ carrying value. The Company does not believe that impairment indicators are present, and accordingly, no such losses were recorded for the three and nine months ended September 30, 2007 and 2006, respectively.

In accordance with the criteria established in SFAS No. 13, “Accounting for Leases,” the Company has evaluated each lease agreement related to the net leased real estate assets more fully described in Note 5. At September 30, 2007 and December 31, 2006, the Company had determined that all leases are operating leases and have accounted for them as such.

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

Earnings per Share

The Company calculates basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share (“EPS”) is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised using the treasury stock method. Vested equity awards are included in both basic and diluted EPS. Nonvested equity awards are included in diluted EPS to the extent that they are dilutive under the treasury stock method. At September 30, 2007, 194,500 restricted share awards are considered to be issued for purposes of issued and outstanding shares per the balance sheet but are excluded from basic EPS under SFAS No. 128 as nonvested equity awards. Nonvested equity awards with market or performance conditions are considered contingently issuable shares under SFAS No. 128 and are included in diluted EPS only to the extent that the condition would have been satisfied if the end of the reporting period were the end of the contingency period. The performance or market condition for 91,500 restricted share awards and 75,000 stock options would not have been satisfied as of September 30, 2007 and therefore these share awards have been excluded from the diluted EPS calculation for the three and nine months ended September 30, 2007. 30,000 of these restricted shares and the 75,000 stock options were outstanding as of September 30, 2006 and were accordingly excluded from the diluted EPS for the three and nine months ended September 30, 2006 as the conditions would not have been satisfied as of that date. Additionally, 75,000 stock options have been excluded from the diluted EPS calculation for the three months ended September 30, 2007 and the three and nine months ended September 30, 2006 as their impact would be anti-dilutive.

The following table presents a reconciliation of basic and diluted weighted average common shares:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Basic weighted average common shares	25,708,035	25,687,905	25,698,475	25,684,471
Dilutive potential common shares
Directors and officers stock awards	2,547	12,263	14,420	7,173
Officer stock options	—	—	—	—

Diluted weighted average common shares	25,710,582	25,700,168	25,712,895	25,691,644

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). The Company’s accumulated other comprehensive income (loss) is comprised primarily of unrealized gains and losses on securities categorized as available-for-sale, swap termination costs amortized through a charge to interest expense over the life of the hedge and from net realized and unrealized gains and losses on certain derivative instruments accounted for as cash flow hedges. During the three and nine months ended September 30, 2007, the Company amortized a net amount of $0.1 million and $0.3 million, respectively, from other comprehensive income (loss) to interest expense related to terminated cash flow hedges consisting of interest rate swaps more fully described in Note 8. Total comprehensive income (loss) for the nine months ended September 30, 2007 and 2006 was $(116.7) million and $26.5 million, respectively.

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

Lease income from leased real estate assets is recognized on a straight-line basis over the terms of the lease in accordance with SFAS No. 13. As of September 30, 2007 and December 31, 2006, $1.7 million and $48, respectively, of rent recognized as income in excess of amounts contractually due pursuant to the underlying leases are included in other assets on the accompanying balance sheets. The Company may establish, on a current basis, an allowance against the asset for future potential tenant credit losses which may occur. The balance reflected on the balance sheet will be net of such allowance. There were no such allowances at September 30, 2007 and December 31, 2006.

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

Loan Loss Provisions

The Company purchases and originates commercial mortgage and mezzanine loans to be held as long-term investments. The loans are evaluated for possible impairment on a quarterly basis. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment occurs when it is deemed probable the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company will establish a reserve for loan losses and a corresponding charge to earnings through the provision for loan losses. Significant judgments are required in determining impairment, which includes making assumptions regarding the value of the loan, the value of the real estate or partnership interests that secure the loan and any other applicable provisions, including guarantee and cross-collateralization features, if any. There were no loan loss reserves recorded as of September 30, 2007 and December 31, 2006, respectively, and there were no provisions for loan losses recorded during the three and nine months ended September 30, 2007 and 2006.

Stock-Based Compensation

The Company has issued restricted shares of common stock and options to purchase common stock, or equity awards, to our directors, our Manager, employees of affiliates of our Manager and other related persons. The Company accounts for stock-based compensation related to these equity awards using the fair value based methodology under FASB Statement No. 123(R), or SFAS 123(R), “Share Based Payment” and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Compensation expense for equity awards to individuals deemed to be employees for purposes of SFAS 123(R) is measured based on the grant date fair value and amortized into expense over the requisite service period. SFAS 123(R) requires that awards to non-employees be accounted for according to the fair value provisions of the Statement, but does not specify the measurement date for such non-employee awards. Accordingly, the measurement date for non-employee awards is determined based on the guidance in EITF 96-18. To the extent that non-employee awards do not contain a performance commitment as defined in EITF 96-18, compensation cost for equity awards issued to non-employees is initially measured at fair value at the grant date, remeasured at subsequent reporting dates to the extent the awards are unvested, and amortized to expense over the requisite service period.

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

The table below details information about the Company’s CMBS investments, including the purchase date, the face amount of the total CMBS issuance, the original face amount of our CMBS investments, and the amortized cost of our CMBS investments as of September 30, 2007 and December 31, 2006:

CMBS Trust	Investment Date	Total Face Amount of CMBS Issuance	Original Face Amount of Investment	Amortized Cost as of
				September 30, 2007	December 31, 2006
MACH One 2004-1	July 2004	$643,261	$50,637	$19,215	$18,611
CSFB 1998-C1	August 2004	2,482,942	12,500	9,498	9,316
CSFB 2004-C4	November 2004	1,138,077	52,976	22,557	22,547
MLMT 2004-BPC1	November 2004	1,242,650	76,986	26,515	26,535
JPMCC 2004-C3	December 2004	1,517,410	81,561	35,796	35,872
JPMCC 2005-CIBC11	March 2005	1,800,969	70,035	33,945	34,096
BACM 2005	April 2005	2,322,091	84,663	41,652	41,739
LB UBS 2005-C2	April 2005	1,942,131	7,000	4,323	4,308
CSFB 2005-C2	May 2005	1,614,084	82,261	38,999	38,971
LB UBS 2005-C3	June 2005	2,060,632	39,335	19,672	19,780
JPMCC 2005-CIBC12	July 2005	2,167,039	70,429	33,859	34,857
JPMCC 2005-LDP4	September 2005	2,677,075	90,352	48,749	48,801
MSCI 2005-IQ10	October 2005	1,546,863	55,274	30,712	30,755
MLMT 2005 CK11	December 2005	3,073,749	96,066	51,763	51,976
MSC 2006 HQ8	March 2006	2,731,231	105,707	62,159	62,093
JPMCC 2006-CIBC15	June 2006	2,118,303	71,493	37,545	37,845
CGCMT 2006-C4	June 2006	2,263,536	84,395	50,836	51,043
MSCI 2006- HQ9	August 2006	2,565,238	81,338	48,652	48,850
MLMT 2006- C2	August 2006	1,542,697	60,067	38,254	38,259
JPMCC 2006- LDP8	September 2006	3,066,028	107,158	64,341	64,642
CD 2006- CD3	October 2006	3,571,361	110,713	62,784	63,245
MSCI 2007- HQ11	February 2007	2,417,647	89,530	58,489	—
GCCFC 2007- GG9	March 2007	6,575,924	34,167	31,003	—
JPMCC 2007- LDP10	March 2007	5,331,517	151,616	85,670	—
WAMU 2007- SL3	June 2007	1,284,473	6,500	5,733	—
JPMCC 2007- LDP12	August 2007	2,310,556	81,402	39,834	—

Total		$62,007,484	$1,854,161	$1,002,555	$784,141

The Company’s maximum exposure to loss as a result of its investment in these securities totaled $1.0 billion and $784.1 million as of September 30, 2007 and December 31, 2006, respectively.

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

The 2004 through 2006 tax years remain subject to examination by taxing authorities. The Company classifies interest and penalties related to uncertain tax positions, if any, in its general and administrative expense on its consolidated statements of operations. There were no penalties related to uncertain tax positions for the three and nine month periods ending September 30, 2007 and 2006, respectively.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140,” which addresses accounting for certain hybrid financial instruments that contain embedded derivatives and eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for the fiscal year ended December 31, 2007. The Company adopted SFAS No. 155 as of January 1, 2007 and has determined that the adoption of SFAS No. 155 does not have an impact on its consolidated financial statements as of September 30, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of SFAS No. 115.” SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating what impact, if any, SFAS No. 159 may have on our consolidated financial statements.

In June 2007, AICPA Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide: Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”) was issued. SOP 07-1 provides specific conditions for determining whether an entity is within the scope of the Guide. Additionally, for those entities that are investment companies under SOP 07-1, additional guidance is provided regarding the retention of specialized investment company industry accounting by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. In October 2007, the FASB voted to indefinitely defer the effective date of SOP 07-1 until they can reassess its provisions. Early adoption of the SOP is not permitted for entities that had not already adopted the standard as of the deferral date. Accordingly, at this time, it is not possible to determine what impact, if any, SOP 07-1 will have on the Company.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	CMBS

The following is a summary of the Company’s CMBS by rating class as of September 30, 2007 and December 31, 2006:

Security Description	As of September 30, 2007
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
		Gains	Losses		Coupon	Yield	Term (yrs)
Investment Grade (BBB)	$131,399	$—	$(24,575)	$106,824	5.9%	6.3%	9.8
Non-Investment Grade (BB, B, NR)	871,156	4,148	(116,401)	758,903	5.1%	8.9%	10.5

Total CMBS	$1,002,555	$4,148	$(140,976)	$865,727	5.2%	8.6%	10.4

Security Description	As of December 31, 2006
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
		Gains	Losses		Coupon	Yield	Term (yrs)
Investment Grade (BBB)	$92,210	$1,747	$(302)	$93,655	5.8%	6.3%	10.6
Non-Investment Grade (BB, B, NR)	691,931	11,852	(7,235)	696,548	5.1%	9.1%	11.3

Total CMBS	$784,141	$13,599	$(7,537)	$790,203	5.2%	8.8%	11.3

The unrealized gains (losses) are primarily the result of changes in credit spreads and market interest rates subsequent to the purchase of a CMBS investment.

The following table sets forth the amortized cost, fair values and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2007 and December 31, 2006:

Security Description	As of September 30, 2007
	Amortized Cost	Unrealized losses > 12 months	Unrealized losses <12 months	Fair Value
Investment Grade (BBB)	$131,399	$(1,914)	$(22,661)	$106,824
Non-Investment Grade (BB, B, NR)	846,605	(48,204)	(68,197)	730,204

Total	$978,004	$(50,118)	$(90,858)	$837,028

Security Description	As of December 31, 2006
	Amortized Cost	Unrealized losses > 12 months	Unrealized losses <12 months	Fair Value
Investment Grade (BBB)	$15,515	$(302)	$—	$15,213
Non-Investment Grade (BB, B, NR)	295,205	(6,760)	(475)	287,970

Total	$310,720	$(7,062)	$(475)	$303,183

The unrealized losses result from the fair value of the securities falling below the amortized cost basis and are primarily the result of market factors other than credit impairment. The unrealized losses have been determined to be temporary and do not affect the Company’s net income.

For the three and nine months ended September 30, 2007, pursuant to EITF 99-20, the Company recorded impairment charges related to its CMBS investments of $0.8 million. This other than temporary impairment charge related to two securities in two different CMBS trusts where the present value of cash flow projections of the security at September 30, 2007 was estimated to be lower than the present value of cash flow projections of the same security as of June 30, 2007 and, at the same time, the September 30, 2007 fair value of the security was less than the carrying value. The actual cash flows of the security are dependent on final resolutions of the underlying loans and assets in the respective CMBS trusts.

For the three and nine months ended September 30, 2006, pursuant to EITF 99-20, the Company recorded impairment charges related to its CMBS investments of $35 and $0.3 million, respectively. These other than temporary impairment charges related to four securities in three different CMBS trusts, respectively, where the present value of cash flow projections of the security at the relevant 2006 reporting date was estimated to be lower than the present value of cash flow projections of the same security as of the prior reporting period and, at the same time, the then current fair value of the security was less than the carrying value. The actual cash flows of the security are dependent on final resolutions of the underlying loans and assets in the respective CMBS trusts.

As of September 30, 2007 and December 31, 2006, the mortgage loans in the underlying collateral pools for all CMBS were secured by properties of the types and at the locations identified below:

Location (1)	September 30, 2007	December 31, 2006	Property Type (1)	September 30, 2007	December 31, 2006
California	15.0%	15.3%	Retail	30.4%	31.0%
New York	9.1%	7.2%	Office	29.8%	28.3%
Texas	6.7%	6.9%	Residential (2)	16.2%	17.3%
Florida	5.8%	5.3%	Hospitality	6.9%	6.9%
Virginia	4.9%	4.7%	Industrial	4.9%	4.4%
Pennsylvania	4.1%	4.2%	Other (3)	9.9%	9.7%
Other (3)	52.5%	54.0%	Re-REMIC (4)	1.9%	2.4%
Re-REMIC (4)	1.9%	2.4%

Total	100.0%	100.0%	Total	100.0%	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans. Classifications are based on the National Council of Real Estate Investment Fiduciaries’ (“NCREIF”) standard categories.
(2)	Residential primarily consists of multi-family apartment buildings, mobile home parks, and student housing.
(3)	No other individual state or property type comprises more than 4.0% of the total as of September 30, 2007 and December 31, 2006.
(4)	The Company’s investment in a Re-REMIC backed by CMBS from 41 previous conduit securitizations is not included in the above categories due to the stratification information on the original loan collateral not being meaningful.

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

For the nine months ended September 30, 2007, the Company invested a total of $222.8 million prior to closing credits, in five newly issued conduit transactions. The CMBS bonds are rated BBB- and below with loss-adjusted yields ranging from 6.0% to 10.1%.

4.	REAL ESTATE LOANS

At September 30, 2007 and December 31, 2006, our real estate loans consisted of the following:

Description	As of September 30, 2007
	Carrying Value	Weighted Average Interest Rate	Range of Maturity Dates
Whole mortgage loans	$111,318	5.8%	December 2016 - January 2017
First mortgage loan participations	96,629	8.2%	February 2008 - June 2011
Mezzanine loans	316,896	9.2%	November 2007 - December 2016

	$524,843	8.3%

Description	As of December 31, 2006
	Carrying Value	Weighted Average Interest Rate	Range of Maturity Dates
First mortgage loan participation	$31,951	8.0%	February 2008
Mezzanine loans	255,894	9.8%	March 2007 - October 2008

	$287,845	9.6%

As of September 30, 2007 and December 31, 2006, real estate loans were secured by properties of the types and at the locations identified below:

Location (1)	September 30, 2007	December 31, 2006	Property Type (1)	September 30, 2007	December 31, 2006
New York	29.8%	14.1%	Hospitality	33.8%	59.4%
Florida	16.2%	12.1%	Office	24.6%	21.3%
Hawaii	6.8%	16.8%	Retail	15.2%	—
California	5.9%	17.6%	Multifamily (2)	14.7%	8.2%
Ohio	4.2%	2.3%	Healthcare	5.6%	—
Other (3)	37.1%	37.1%	Other (3)	6.1%	11.1%

Total	100.0%	100.0%	Total	100.0%	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans.
(2)	Includes a real estate mezzanine loan collateralized by garden-style apartments that have been converted to for-sale condominiums with an outstanding loan balance of $17.5 million and $23.7 million at September 30, 2007 and December 31, 2006, respectively.
(3)	No other individual state or property type comprises more than 4.0% of the total as of September 30, 2007 and December 31, 2006.

For the nine months ended September 30, 2007, the Company invested $167.8 million, net of $2.2 million in net discounts, in three fixed rate real estate loans. The loans bear interest ranging from 5.8% to 6.4% and have maturity dates between December 2016 and January 2017. In addition, during the nine months ended September 30, 2007, the Company invested $245.2 million, net of $0.6 million in discounts, in seven floating rate real estate loans. The loans bear interest based on LIBOR plus a spread ranging from 1.8% to 3.5% and have maturity dates between February 2009 and June 2011.

For the nine months ended September 30, 2007, the Company received repayments of $176.4 million related to outstanding principal balances on certain real estate loans. In connection with certain loan repayments totaling $76.2 million during the nine months ended September 30, 2007, the Company received $0.5 million in contractually scheduled interest income in accordance with the loan agreements.

5.	REAL ESTATE ASSETS

On June 29, 2007, the Company acquired a portfolio of six net leased real estate assets for $38.7 million through a sale-leaseback transaction. As of September 30, 2007, the Company has twelve net leased assets with an aggregate purchase price of $77.5 million. The single master lease on all twelve assets is with one tenant. These properties have an initial lease term of twenty-five years. At the conclusion of the lease term, the lease agreement provides several options to the parties involved, including a put/call option and the extension of the lease term at the option of the lessee for an additional ten years. In addition, the lease agreement requires minimum rental payments with annual rent escalations beginning in the third year of the lease equal to the greater of 3% or CPI. The lease entered into is on a net basis whereby the tenant is responsible for all operating expenses, real estate taxes and insurance and the master lease is partially secured by letters of credit aggregating $12.1 million at September 30, 2007 which will adjust and expire over time based on operating performance of the portfolio. The Company is accounting for this lease as an operating lease under SFAS No. 13.

The following schedule presents the Company’s investment in net leased real estate assets as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Real estate assets	$77,511	$38,763
Less: accumulated depreciation	(847)	(23)

Real estate assets, net	$76,664	$38,740

The lease income and depreciation expense of the acquired properties are included in the consolidated statements of operations from their respective acquisition date. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at September 30, 2007, are as follows:

2007	$1,938
2008	7,754
2009	7,929
2010	8,167
2011	8,412
Thereafter	236,394

Total	$270,594

6.	LOANS AND NOTES PAYABLE

On October 17, 2006, the Company issued its second CDO through two wholly-owned subsidiaries of the Company, JER CRE CDO 2006-2, Limited and JER CRE CDO 2006-2, LLC (collectively “CDO II”). CDO II is secured by $1.2 billion par value of collateral interests consisting of CMBS, mezzanine loan interests, first mortgage loan interests, Re-REMIC securities, and real estate CDO securities. CDO II issued privately placed notes totaling $768.4 million rated AAA through BBB- (“CDO II Investment Grade Notes”). The Company purchased a portion of the CDO II Investment Grade Notes and retained all of the non-investment grade notes and preferred shares. $708.3 million of Investment Grade Notes were issued to third parties consisting of $47.0 million of fixed rate notes with a weighted average interest rate of 5.8% and $661.4 million of floating rate notes with a weighted average interest rate of LIBOR plus 62 basis points, excluding amortization of fees and expenses. At issuance, the weighted average cost of borrowing for CDO II was approximately 63 basis points, excluding amortization of fees and expenses, over applicable swap or LIBOR rates. The CDO II Investment Grade Notes have a remaining expected average maturity of 8.2 years as of September 30, 2007. CDO II included a ramp facility of approximately $230.9 million dedicated to finance additional collateral interests, as well as a replenishment collateral pool up to $275.0 million that will allow replenishment of proceeds of real estate loans that are paid off within five years from the closing of the transaction, subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture. The Company incurred $10.5 million of issuance costs, which were deferred and are amortized on an effective yield basis over the life of CDO II. Unamortized debt issuance costs of $9.7 million and $10.4 million are included as a component of deferred financing fees on the consolidated balance sheet at September 30, 2007 and December 31, 2006, respectively. During the nine months ended September 30, 2007, the Company contributed CMBS of $61.2 million and mortgage loan interests of $90.3 million as collateral to CDO II and received $69.4 million of mezzanine loan repayments on CDO II collateral. As of September 30, 2007, the Company has fully invested the ramp facility while the available replenishment proceeds were $19, which is reflected in restricted cash on the consolidated balance sheets.

In November 2005, the Company issued its first CDO through two wholly-owned subsidiaries of the Company, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC (collectively “CDO I”). CDO I is secured by a static pool of $418.7 million par value of fixed rate subordinate CMBS. CDO I issued privately placed notes totaling $275.6 million rated AAA through BBB- (“CDO I Investment Grade Notes”). The Company retained a portion of the BBB- rated notes, all of the non-investment grade notes and all of the preferred shares. Two of the CDO I Investment Grade Notes, totaling $119.2 million, were issued with floating rate coupons with a weighted average interest rate of LIBOR plus 39 basis points, excluding amortization of fees and expenses. The remaining CDO I Investment Grade Notes totaling $147.0 million, net of the portion retained by the Company, were issued with fixed rate coupons with a weighted average interest rate of 6.0%, excluding amortization of fees and expenses. The Investment Grade Notes have a remaining expected average maturity of 7.9 years as of September 30, 2007. The Company incurred $4.3 million of issuance costs, which were deferred and are amortized on an effective yield basis over the life of CDO I. Unamortized debt issuance costs of $3.6 million and $3.9 million are included as deferred financing fees on the consolidated balance sheets at September 30, 2007 and December 31, 2006, respectively.

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

Repurchase Agreements

In August 2007 and as subsequently amended in September 2007, the Company and a wholly owned subsidiary, respectively, entered into a repurchase agreement with JPMorgan Chase Bank, N.A (“JPMorgan”). The repurchase agreement provides financing up to $250.0 million to be secured by rated and unrated CMBS and various types of real estate loans and is scheduled to terminate on August 22, 2008, provides for a series of extension options that could extend the term through August 24, 2010 and is limited recourse (25% of the outstanding balance) to the Company. As of September 30, 2007, $25.3 million was outstanding under the repurchase agreement at a weighted average borrowing rate of 6.5% and securities with a fair value of $36.4 million were pledged as collateral under this repurchase agreement.

In September 2006 and as subsequently amended in September 2007, a wholly owned subsidiary of the Company entered into a repurchase agreement with Goldman Sachs Mortgage Company (“Goldman Sachs”). The repurchase agreement provides financing of up to $250.0 million secured by various types of real estate loans and is scheduled to terminate at the earlier of (a) the closing by the Company of its third collateralized debt obligation transaction or (b) January 1, 2008. The agreement provides for a series of extension options that could extend the term through October 1, 2009. The facility allows us to borrow against eligible loan collateral and is limited recourse (10% of the outstanding balance) to the Company. At September 30, 2007, there was $171.8 million outstanding under the repurchase agreement at a weighted average borrowing rate of 5.9% and real estate loans with a cost basis of $236.2 million were pledged as collateral under this repurchase agreement.

In March 2007 and as subsequently amended in June 2007, the Company and a wholly-owned subsidiary, respectively, entered into a repurchase agreement with Liquid Funding, an affiliate of Bear Stearns & Co. Inc., with an available borrowing capacity of $150.0 million. In connection with the June 2007 amendments, the Company entered into a guaranty agreement with Liquid Funding. The repurchase agreement is secured by rated and unrated CMBS and is scheduled to terminate at the earlier of (a) the closing by the Company of its third collateralized debt obligation or (b) March 12, 2008. At September 30, 2007, $87.9 million was outstanding under the repurchase agreement at a weighted average borrowing rate of 6.6% and securities with a fair value of $134.8 million were pledged as collateral under this repurchase agreement.

Each of the repurchase agreement facilities are subject to margin calls based upon fair market value determinations of the underlying collateral. During the three months ended September 30, 2007, such margin calls totaled $30.9 million, with $23.0 million related to the Liquid Funding facility and $7.9 million related to the Goldman Sachs facility.

The Company has considered an interpretation of GAAP relating to the treatment of transactions where investments acquired by the Company from a particular counterparty are simultaneously or subsequently financed via a repurchase agreement with that same counterparty or an affiliate thereof. The Company has recorded such transactions as a sale of the investment to us and such related debt provided to the Company as a financing. An alternative interpretation of GAAP, however, concerns whether such investments should be treated as a derivative. Over the past two years, the Company has made several investments that may be affected by such alternative interpretation. During the three months ended September 30, 2007, the Company acquired $39.9 million of subordinate CMBS and financed $25.3 million of the purchase via an existing repurchase agreement with the seller. In the three months ended March 31, 2007, the Company acquired a first mortgage loan participation investment from a counterparty for $35.0 million and concurrent with closing, the same counterparty provided financing of $29.8 million via an existing repurchase agreement. In the three months ended June 30, 2006, the Company acquired four mezzanine loans from a counterparty and subsequently financed these same four mezzanine loans through an existing repurchase agreement with the seller. The repurchase agreement provided by the counterparty was fully repaid in October 2006 in connection with CDO II.

Our understanding is that the issue is being considered for further technical guidance by the accounting standard setters. Future guidance may require the Company to adjust the accounting for the assets in which the Company has invested. As of September 30, 2007, $42.1 million of borrowings were outstanding with these counterparties related to a cost basis of related investments of $59.9 million.

Junior Subordinated Debentures

In April 2007, the Company issued $60.0 million of trust preferred securities through its unconsolidated subsidiary, JERIT TS Statutory Trust I (“the Trust”), in a private transaction exempt from registration under the Securities Act of 1933, as amended. Concurrently, the Company issued $61.9 million in junior subordinated debentures to the Trust and made a $1.9 million common equity investment in the Trust. The trust preferred securities have a 30-year term ending April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. The assets of the Trust consist solely of the $61.9 million of junior subordinated notes concurrently issued by us, with terms that mirror the trust preferred securities. The Company incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the junior subordinated debentures. Unamortized debt issuance costs of $1.0 million are included as a component of deferred financing fees on the consolidated balance sheet at September 30, 2007.

The Company’s interest in the Trust is accounted for using the equity method and the assets and liabilities are not consolidated into the Company’s financial statements due to the Company’s determination that the Trust is a variable interest entity under FIN46(R) and that we are not the primary beneficiary of the entity. Interest on the junior subordinated debentures, net of interest income on the Company’s common equity interest in the Trust, is included in interest expense on our consolidated income statements and the junior subordinated debentures are presented as a liability on our consolidated balance sheet.

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

At September 30, 2007, the estimated range of fair value of notes payable held by third parties with principal balances of $266.3 million and $708.3 million, respectively, issued as part of CDO I and CDO II approximates $795 million to $855 million, on a combined basis, based on the bid and ask market pricing provided by dealers of such notes payable. These do not necessarily reflect the prices that would be realized in an actual transaction involving such notes payable. In addition, the Company has estimated that the range of fair value of its junior subordinated debentures with an aggregate principal balance of $61.9 million approximates $35 million to $38 million at September 30, 2007. The Company has also estimated that the fair value of real estate loans with an aggregate principal balance of $527.7 million and a cost basis of $524.8 million approximates $500 million at September 30, 2007. The fair value estimates for the junior subordinated debentures and real estate loans represent management’s best estimates of these values, based on management’s judgement, but do not necessarily reflect the prices that would be realized in an actual transaction involving such debentures or loans.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents our pay-fixed interest rate swaps related to our existing and future anticipated indebtedness as of September 30, 2007.

Trade Date	Effective Date	Initial Notional Balance	Ending Notional Balance	Fair Value at September 30, 2007	Fair Value at December 31, 2006	Termination Date	Pay-Fixed Interest Rate
October 2005	November 2005	$109,977	$5,697	$232	$960	June 2015	4.9%
September 2006	October 2006	386,324	219,929	(1,402)	171	August 2016	5.1%
September 2006	October 2009	—	80,071	408	5	August 2016	5.2%
February 2007	October 2007	—	86,324	(583)	—	October 2014	5.1%
January 2007	November 2007	100,000	100,000	(1,852)	—	December 2016	5.3%
February 2007	November 2007	45,000	45,000	(177)	—	September 2016	5.0%
February 2007	November 2007	26,000	26,000	(117)	—	February 2017	5.1%
March 2007	November 2007	40,000	40,000	90	—	January 2017	5.0%

		$707,301	$603,021	$(3,401)	$1,136

As of September 30, 2007, $(3.4) million is reflected in accumulated other comprehensive income (loss) in the consolidated balance sheets representing the fair value of the effective portions of the Company’s outstanding cash flow hedges, which are further discussed below.

Between January 2007 and March 2007, the Company entered into a total of four forward-starting interest rate swaps to mitigate the risk of change in the interest-related cash outflows on existing and forecasted issuance of debt. Under these swaps, the Company agreed to pay the counterparties a weighted average fixed interest rate of 5.2% per annum in exchange for floating rate payments on the total notional amount of $211.0 million. As of September 30, 2007, the combined fair value of the four interest rate swaps was $(2.0) million, which is recorded in accumulated other comprehensive income on the consolidated balance sheets.

In connection with the pricing of CDO II in September 2006, the Company, through JER CRE CDO 2006-2, Limited, a wholly-owned subsidiary, entered into an amortizing interest rate swap with an initial notional balance of approximately $386.3 million, which declines to approximately $219.9 million. This interest rate swap, which matures in August 2016, is expected to hedge the interest rate risk exposure on amortizing principal amounts of floating-rate Investment Grade Notes issued by the Company upon the closing of CDO II and a portion of the Company’s other anticipated or existing indebtedness. In September 2006 and February 2007, in connection with CDO II and other anticipated or existing indebtedness, the Company also entered into two accreting interest rate swaps. The first swap has an initial notional balance of zero increasing to approximately $33.8 million in October 2009 and increasing thereafter to approximately $80.1 million. The second swap has an initial notional balance of zero increasing to approximately $46.3 million in October 2007 and increasing thereafter to approximately $86.3 million. These swaps are designated as cash flow hedges and are expected to be effective in hedging the risk of changes in interest cash outflows attributable to changes in the applicable USD-LIBOR rate over the term of the hedging relationship. Under the swaps, the Company has agreed to pay the counterparties a weighted average fixed interest rate of 5.1% per annum in exchange for floating payments tied to USD-LIBOR on the applicable notional amount. As of September 30, 2007, the combined fair value of the three interest rate swaps was $(1.5) million, which is recorded in accumulated other comprehensive income (loss).

In connection with the pricing of CDO I in October 2005, through JER CRE CDO 2005-1, Limited, the Company entered into an amortizing interest rate swap with an initial notional balance of approximately $110.0 million. The amortizing interest rate swap hedges the interest rate risk exposure on an amortizing principal amount of the floating-rate Investment Grade Notes issued by the Company. This swap is designated as a cash flow hedge and is expected to be effective in hedging the risk of changes in interest cash outflows attributable to changes in the applicable USD-LIBOR swap rate over the term of the hedging relationship. Under the swap, the Company has agreed to pay the counterparty a fixed interest rate of 4.9% per annum in exchange for floating payments on the applicable notional amount. As of September 30, 2007, the fair value of the amortizing interest rate swap agreement related to CDO I was $0.2 million, which is recorded in accumulated other comprehensive income (loss).

In June and August 2006, the Company entered into a total of four forward-starting interest rate swaps to mitigate the risk of changes in the interest-related cash outflows on existing and forecasted issuance of debt. Under these swaps, the Company agreed to pay the counterparties a weighted average fixed interest rate of 5.4% per annum in exchange for floating payments on the total notional amount of $177.0 million. In connection with the pricing of CDO II in September 2006 and other anticipated or existing indebtedness, the Company effectively terminated or assigned for value these four outstanding interest rate swaps. The net costs from termination of $6.1 million were recorded in accumulated other comprehensive income and are being amortized from accumulated other comprehensive income (loss) as an increase to interest expense over the life of CDO II based on the effective yield method. For the three and nine months ended September 30, 2007, $0.1 million and $0.4 million, respectively, was amortized from accumulated other comprehensive income (loss) as an increase to interest expense.

In connection with the pricing of CDO I in October 2005, the Company effectively terminated or assigned for value $201.0 million notional amount of interest rate swaps outstanding. The net proceeds from termination of $0.6 million were recorded in accumulated other comprehensive income (loss) and are being amortized from accumulated other comprehensive income (loss) as a decrease to interest expense over the life of CDO I based on the effective yield method. For the three and nine months ended September 30, 2007, $13 and $35, respectively, has been amortized from accumulated other comprehensive income (loss) as a reduction to interest expense.

Of the existing balances in accumulated other comprehensive income (loss) related to its previously terminated cash flow hedge derivatives, the Company estimates that approximately $0.5 million will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense in the next twelve months.

The Company’s derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by limiting its counterparties to major financial institutions with acceptable credit ratings. All counterparties currently have Standard and Poor’s equivalent credit ratings ranging from A+ to AA. Additionally, the potential risk of loss with any one party resulting from this type of credit risk is monitored.

9.	DIFFERENCES BETWEEN FINANCIAL STATEMENTS NET INCOME AND TAXABLE INCOME

The differences between GAAP net income and taxable income are generally attributable to differing treatment, including timing related thereto, of unrealized/realized gains and losses associated with certain assets, the bases, income, impairment, and/or credit loss recognition related to certain assets, primarily CMBS, accounting for derivative instruments, accounting for lease income on net leased real estate assets, and amortization of various costs. The distinction between GAAP net income and taxable income is important to the Company’s stockholders because dividends or distributions, if any, are declared and paid on the basis of annual estimates of taxable income or loss. The Company does not pay Federal income taxes on income that it distributes on a current basis, provided that it satisfies the requirements for qualification as a REIT pursuant to the Internal Revenue Code. The Company calculates its taxable income or loss as if it were a regular domestic corporation. This taxable income or loss level determines the amount of dividends, if any, the Company is required to distribute over time in order to reduce or eliminate its tax liability pursuant to REIT requirements.

Income on CMBS investments is computed for GAAP purposes based upon a yield, which assumes credit losses will occur (See Note 2 – Revenue Recognition for further discussion). The yield to compute the Company’s taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. Furthermore, due diligence expenses incurred related to the acquisition of CMBS and loan investments not originated are required to be expensed as incurred for GAAP purposes but are included as a component of the cost basis of the asset and amortized for tax purposes. In addition, straight line rental income recognized for GAAP purposes is not recognized for tax purposes as taxable income is generally based on contractual rental income. Primarily as a result of these differences, the net difference between the GAAP and tax bases of the underlying CMBS investments was approximately $40.8 million and $22.5 million at September 30, 2007 and December 31, 2006, respectively, with tax basis being greater than GAAP basis. The difference between the tax bases and GAAP bases related to real estate loans, derivatives, due diligence expenses and lease income was in the aggregate $(0.2) million and $1.4 million at September 30, 2007 and December 31, 2006, respectively.

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

In connection with the 144A Offering, the Company issued 335,000 shares to its Manager pursuant to its Nonqualified Option and Incentive Award Plan as further described in Note 12. In addition, as of September 30, 2007, the Company has granted an aggregate of 40,000 shares of restricted stock to its independent directors, granted 137,000 shares of restricted stock to certain officers and employees of an affiliate of its Manager (although 1,500 of such shares had been forfeited to date) and 60,000 shares of restricted stock to Mark Weiss, its President, as further discussed in Note 12.

As of September 30, 2007 and December 31, 2006, the Company had issued and outstanding common shares of 25,902,535 and 25,757,035, respectively.

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

The following table summarizes management fees incurred by the Company for the three and nine months ending September 30, 2007 and 2006, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Base management fees	$1,845	$1,906	$5,551	$5,742
Incentive fees	438	—	826	—

Total management fees	$2,283	$1,906	$6,377	$5,742

At September 30, 2007 and December 31, 2006, $1.2 million and $1.9 million, respectively, related to unpaid base management fees are included in due to affiliate in the accompanying consolidated balance sheets. In addition, at September 30, 2007, $0.4 million related to unpaid incentive fees are included in due to affiliate in the accompanying consolidated balance sheet. There was no unpaid incentive fee as of December 31, 2006.

The Management Agreement also provides that the Company is required to reimburse the Manager for certain expenses incurred by the Manager on the Company’s behalf, including the Company’s pro rata share of overhead expenses of the Manager required for the Company’s operations. In November 2006, retroactive to January 1, 2006, the independent members of the Board of Directors approved an amendment to the Management Agreement to provide that the allocable overhead reimbursement will be fixed at an amount equal to $0.5 million per annum for 2006, and in each calendar year thereafter, subject to approval by the independent members of the Board of Directors, $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index (“CPI”) for the applicable year over the CPI for the calendar year 2006. For the three and nine months ended September 30, 2007 and 2006, overhead reimbursements were approximately $0.1 million and $0.4 million, respectively. The Manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on the Company’s behalf. If such services are provided by the Manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants or other third parties on an arm’s length basis. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements for other services provided by the Manager of $21 and $37 in the three and nine months ended September 30, 2007 and $12 and $40 in the three and nine months ended September 30, 2006, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations. At September 30, 2007 and December 31, 2006, $48 and $0.2 million, respectively, of expenses to be reimbursed were unpaid and included in due to affiliate in the accompanying consolidated balance sheets.

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

Each CMBS securitization requires that a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. Because the Manager does not have special servicer status, it appoints J.E. Robert Company, Inc. or another entity that has special servicer status, as the special servicer whenever the Company acquires a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company, Inc. earned $1.9 million and $1.5 million in fees as special servicer during the three months ended September 30, 2007 and 2006, respectively and $4.1 million and $2.8 million in fees as special servicer during the nine months ended September 30, 2007 and 2006, respectively. All fees due to J.E. Robert Company, Inc. as special servicer are paid either by the applicable securitization vehicles or the borrower and not directly by the Company and such fees are consistent with traditional, well established market standards and are set as part of the arms-length negotiations to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company, Inc. may reduce the amounts available to pay us pursuant to the terms of the applicable CMBS trusts.

In connection with CDO II (See Note 6-Loans and Notes Payable), a wholly owned subsidiary of the Company entered into a Collateral Administration Agreement with J.E. Robert Company, Inc. (the “Collateral Administrator”), pursuant to which the Collateral Administrator has agreed to advise the wholly owned subsidiary of the Company on certain matters regarding the collateral interests and other eligible investments securing the notes. The Collateral Administrator will receive two fees payable on a monthly basis, with the first fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the second fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture, each fee payable with different priorities as set forth in the applicable indenture. During the three and nine months ended September 30, 2007, $0.4 million and $1.1 million, respectively, of collateral administration fees are reflected in general and administrative expenses in the accompanying consolidated statements of operations. At September 30, 2007 and December 31, 2006, $25 and $16, respectively, of unpaid collateral administration fees were unpaid and included in due to affiliate in the accompanying consolidated balance sheets. These fee schedules were approved by the independent members of the Company’s Board of Directors.

During the nine months ended September 30, 2007, the Company invested in a first mortgage loan participation with a cost basis of $30.0 million, and two mezzanine loan participations with a cost basis of $49.4 million, where an affiliate of the Manager held a controlling equity interest in the borrower. The acquisition of these loans to affiliated borrowers was approved by the independent members of our Board of Directors as required by our investment guidelines. During the nine months ended September 30, 2007, the Company received repayments on loans to affiliated borrowers aggregating $20.7 million. At September 30, 2007, loans to affiliated entities had an unamortized cost basis of $123.5 million and an unpaid principal balance of $124.3 million.

During the year ended December 31, 2005, the Company originated mezzanine loans with an affiliate of the Manager totaling $63.4 million. The ownership was allocated equally between the Company and the affiliated entity, with the Company’s share of the initial loans equal to $31.7 million. At September 30, 2007, there was $17.5 million outstanding related to these loans.

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

In accordance with the Plan, in May 2006, Mark Weiss, our President and an employee of an affiliate of the Manager, was awarded 60,000 restricted shares of common stock and 150,000 stock options on the Company’s common stock subject to vesting over five years. 50% of these shares and options vest ratably over five years, subject to continued employment with affiliates of our Manager. The remaining 50% of these shares and options vest subject to continued employment with affiliates of our Manager and graded vesting commencing in June 2009 based on achievement of certain market or performance conditions. The options expire ten years from the grant date

In April 2007, certain officers of the Company and employees of an affiliate of the Manager were awarded 124,500 restricted shares of common stock subject, in each case, to vesting over three years. 50% of these shares vest ratably over three years, subject to continued employment with affiliates of our Manager. The remaining 50% of these shares vest subject to continued employment with affiliates of our Manager and graded vesting commencing in March 2008 based on achievement of certain market conditions. As of September 30, 2007, 1,500 of these restricted shares had been forfeited.

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

In July 2007, 12,500 restricted shares were awarded to an employee of an affiliate of the Manager. These shares vest ratable over an approximately three year period beginning in April 2008, subject to continued employment with an affiliate of the Manager.

A reconciliation of unvested restricted stock awards to directors and employees of an affiliate of the Manager at September 30, 2007 is as follows:

	Directors	Non-Employees
Unvested Shares at January 1, 2007	5,000	60,000
Granted	10,000	137,000
Vested	(10,000)	(6,000)
Forfeiture	—	(1,500)

Unvested Shares at September 30, 2007	5,000	189,500

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

Based on the definition of an employee in SFAS 123(R), the awards to the Manager, and employees of affiliates of the Manager are considered non-employee awards. In accordance with EITF 96-18, and as no performance commitment existed at the grant date for any of the awards, compensation expense related to these non-employee awards is initially measured at fair value at the grant date, remeasured at subsequent dates to the extent the awards are unvested, and amortized into expense over the requisite service period on a straight-line basis for awards with service conditions only. Awards with a graded vesting schedule that contain performance or market conditions are treated as in-substance separate awards and the fair value, as remeasured at each reporting date to the extent the awards are unvested, is amortized to expense over the requisite service period on a straight-line basis for each vesting tranche.

The fair value of restricted share awards with service or performance conditions only is equal to the closing stock price on the measurement date, which varies for employee and non-employee awards as discussed above. In accordance with SFAS 123(R), the amount of expense recorded over the requisite service period is adjusted based on estimated and actual forfeitures and whether the performance conditions are considered probable of achievement.

The fair value of restricted share awards that contain market conditions is determined using a stochastic model employing a Monte Carlo method as of each measurement date. This model evaluates the awards for changing stock prices over the term of vesting and uses random simulations that are based on past stock characteristics as well as income growth and other factors. The following are the average assumptions used to value awards as of September 30, 2007:

	2007 Awards	2006 Awards
Dividend growth rate	6.5%-8.1%	6.5%-8.1%
Expected volatility	35.0%	35.0%
Risk-free interest rate	4.0%	4.2%
Expected life (from grant date)	2.1-3.0 years	3.8-5.0 years
Price of underlying stock at measurement date	$12.45	$12.45
Base share price	$19.11	$15.49

The expected volatility was based upon the historical volatility of our daily share closing prices. The risk-free interest rate used was based on a yield curve derived from U.S. Treasury zero-coupon bonds on the date of grant with a maturity equal to the market condition performance periods. The expected term is based on the derived service period, or expected time to vesting from the grant date, which is an output of the valuation model.

At each measurement date, the fair value of stock options is determined using the Black-Scholes option pricing model for options with service or performance conditions only. For options with market conditions, a discount is taken from such fair value based on the probability of achievement of the market condition, which is determined using a Monte Carlo method simulation similar to those described above for the restricted share awards. The following assumptions were used in determining the fair value of the May 2006 option grants as of September 30, 2007:

Exercise price	$17.75
Dividend yield	11.0%
Risk-free interest rate	4.2%
Expected stock price volatility	35.0%
Expected remaining life	4.2-6.2 years

The expected volatility was based upon the historical volatility of our daily share closing prices. The risk-free interest rate used was based on a yield curve derived from U.S. Treasury zero-coupon bonds on the date of grant with a maturity equal to the market condition performance periods. The expected life used was calculated using the simplified method in SAB 107.

Share-based payment compensation expense of $0.1 million and $0.4 million was recognized during the three and nine months ended September 30, 2007, respectively, and $0.1 million and $0.2 million was recognized during the three and nine months ended September 30, 2006, respectively, and is included as part of general and administrative expenses in the consolidated statement of operations. As of September 30, 2007, unrecognized compensation expense related to nonvested awards was $1.4 million to vest over the next 3.8 years. The total fair value of restricted shares and stock options vested during the nine months ended September 30, 2007 was $0.3 million.

Summary information about the Company’s stock options outstanding at September 30, 2007 is as follows:

	Options Outstanding	Weighted- Average Exercise Price
Outstanding at January 1, 2007	150,000	$17.75
Granted	—	—
Exercised	—	—
Expired or forfeited	—	—

Outstanding at September 30, 2007	150,000	$17.75

Options exercisable at September 30, 2007	15,000

13.	REGISTRATION RIGHTS AGREEMENT

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

Real Estate Loan Repayments

Subsequent to September 30, 2007 and through November 6, 2007, the Company received $5.7 million of aggregate repayments on outstanding principal balances on real estate loans with an aggregate outstanding principal balance of $34.9 million at September 30, 2007.

Financing

Subsequent to September 30, 2007 and through November 6, 2007, the Company made payments of $13.9 million under its repurchase agreements related to margin calls on collateral.

On November 6, 2007, the Company provided written notice and made necessary payments to Goldman Sachs to exercise its second extension option extending the repurchase agreement facility for an additional three months until April 1, 2008.

Other

On October 30, 2007, the Company sold 50% of its interest in the portfolio of its net leased real estate assets. The interest was sold for $39.2 million, and no gain or loss is expected to be recognized on the transaction. The Company will earn an ongoing management fee for the management of these assets.

On October 31, 2007, the Company paid dividends of $11.6 million, or $0.45 per share of common stock, to shareholders of record on September 28, 2007.

Subsequent to September 30, 2007, the Company was notified of the default of 7 multi-family loans, serving as collateral for five different CMBS investments. The total unpaid principal balance on such loans is approximately $122 million, representing approximately 1.2% of the total loan balance collateralizing the five related CMBS investments in which the Company has an interest. The Company is evaluating the impact, if any, of such defaults on its future loss and cash flow projections on such CMBS investments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the consolidated financial statements and notes included herein. Amounts are presented in thousands except for share and per share data and as otherwise noted.

General

JER Investors Trust Inc. is a specialty finance company organized by J.E. Robert Company, Inc. primarily to originate and acquire real estate debt securities and loans. We were formed in April 2004 and we completed our initial public offering in July 2005. We are externally managed and advised by JER Commercial Debt Advisors LLC (the “manager”), an affiliate of J.E. Robert Company, Inc. J.E. Robert Company, Inc. and its affiliates are a fully integrated real estate investment management firm. We capitalize on the knowledge and substantial resources of J.E. Robert Company, Inc. and its affiliates and take advantage of the growing volume and complexity of commercial real estate structured finance products by investing primarily in loans and debt securities that we believe will yield the highest risk-adjusted returns. Our target investments include commercial real estate structured finance products such as commercial mortgage backed securities (commonly known as CMBS), mezzanine loans and B-Note participations in mortgage loans, as well as whole commercial mortgage loans, loans to real estate companies, preferred equity, and net leased real estate. We may also invest in single-family residential mortgages and related securities. We pursue a selective investment strategy, targeting specific transactions based on an analysis of debt structure and taking into account the underlying real estate and borrower credit risk. We are organized and conduct our operations in a manner intended to qualify as a real estate investment trust, or REIT, for Federal income tax purposes.

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

In July 2007, we granted 12,500 shares to an employee of an affiliate of our manager. In April 2007, we granted 124,500 shares to certain officers and employees of an affiliate of our manager. In May 2006, we granted Mark Weiss, our president, 60,000 restricted shares of common stock and 150,000 stock options on our common stock. As of September 30, 2007, we had a total of 25,902,535 shares of common stock issued and outstanding. As of September 30, 2007, we have granted an aggregate of 40,000 shares of restricted stock to our independent directors.

Trends

Credit Market and Spreads: We believe that credit spreads applicable to our targeted investments will periodically fluctuate based on changes in supply and demand. While we expect that supply will vary from quarter to quarter, we expect supply to continue to increase over the long term based on the growing securitization market and the increased tranching of real estate debt. We expect demand to vary based on the investor perception of the associated credit risk in consideration of the current underwriting practices, the adequacy of ratings provided by the rating agencies and the investor assessment of the current and future real estate market fundamentals. Demand may be further influenced by investor expectations regarding the ability to finance these assets, currently or in the future. We expect that credit spreads will increase during periods of perceived higher credit risk and decline during periods of perceived lower credit risk.

Most recently, significant disruptions in the global credit markets have had a substantial effect on market participants. These disruptions have led to, among other things, a decline in the fair value of many mortgage related investment securities, as well as a significant contraction in commercial paper and other short-term and long-term funding sources. As a result, many investment vehicles indicate difficulty valuing certain of their holdings as a result of market illiquidity.

During this period, we have seen a significant widening of credit spreads in both the subordinate CMBS market which includes bonds rated BB+ through NR classes, and in the investment grade tranches of BBB- and above. For example, the credit spread over applicable swap rates for a typical BBB- CMBS new-issue bond rose to approximately 425 basis points as of September 30, 2007, compared to approximately 250 basis points as of June 30, 2007 and approximately 95 basis points as of December 31, 2006. Subsequent to September 30, 2007, such credit spreads for new-issue BBB- CMBS bonds increased to well in excess of 500 basis points. Finally, we have seen widening of credit spreads on real estate loans, including B-notes, mezzanine loans and whole loans. Given the current volatility in the capital markets, the Company cannot predict changes in the market value of collateral and potential margin call requirements, if any, under its repurchase agreement facilities.

Primarily as a result of such spread widening, we have had margin calls on our repurchase agreement facilities based upon fair market value determinations of the underlying collateral. During the three months ended September 30, 2007, such margin calls totaled $30.9 million, and there have been $13.9 million of margin calls subsequent to September 30, 2007 through November 6, 2007.

Competition: Over the long-term, we expect to face increased competition for our targeted investments. However, overall, we expect that the size and growth of the market for these investments, as well as the continuing trend of tranching and further retranching commercial mortgage loans into new securities that are packaged and resold, will continue over the long term to provide us with a variety of investment opportunities. In the short to medium term, there are likely to be periods of growth and contraction in the market. However, over the long-term, we believe borrowers need a full range of financing opportunities to make acquisitions, particularly on larger assets where substantial equity commitments are required.

We believe that the overall subordinated debt market, which includes B-notes, mezzanine debt and preferred equity, has grown because purchasers of commercial real estate are increasingly using subordinated debt financing to reduce their required equity investment and to attain greater leverage on their equity. However, at the same time, over the long term, we believe that there is and will continue to be significant competition among providers of subordinated debt financing, which could result in declining interest rate spreads on B-note, mezzanine debt and preferred equity investments. There are also likely to be periods of growth and contraction in the market and significant changes in credit spreads and overall interest rates on b-notes, mezzanine debt and preferred equity investments. Finally, with an increase in competition for our targeted investments, we believe some lenders may be willing to accept relatively higher levels of risk with respect to the type of assets that collateralize the loans as well as the terms under which they are willing to lend monies. If we are unwilling to accept the relatively higher levels of risk associated with these loans, we may not be able to acquire or originate investments associated with such relatively higher risk loans. Alternatively, if we are willing to accept the relatively higher levels of risk associated with these loans and do acquire or originate investments that are associated with such loans, we may increase our overall risk of impairment and loss associated with such loans.

Rising Interest Rate and Financing Environment: We believe that interest rates are likely to increase over the long term and there are likely to be periods of significant fluctuation in interest rates. With respect to our existing and future floating rate investments, we believe such interest rate increases should result in increases in our net interest income. Similarly, we believe such an increase in interest rates should generally result in an increase in our net interest income on future fixed interest rate investments made by us. Conversely, in periods of rising interest rates, existing investments may be exposed to more credit risk due to potentially higher capitalization rates resulting in a possible decline in collateral property values potentially decreasing the proceeds from a refinancing as well as the impact of higher debt service requirements for floating rate loans. Further, in periods of rising interest rates, prepayments on mortgage loans generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. With respect to our existing fixed rate investments, we believe our strategy of financing such assets through a match-funded collateralized debt obligations (“CDOs”), combined with utilizing interest rate swaps prior to the execution of a CDO, allows us to mitigate reductions in net interest income. Nevertheless, depending upon market conditions, we may not be able to successfully match fund liabilities associated with our investments. Most recently, we have seen a significant widening of borrowing spreads and a decrease in available leverage in the commercial real estate commercial debt obligations (“CRE CDOs”) market. The general weakening in the CRE CDO market could have a negative impact on our leveraged returns and our ability to successfully match fund liabilities associated with our investments.

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

The table below details information about our CMBS investments, including the purchase date, the face amount of the total CMBS issuance, the original face amount of our CMBS investments, and the amortized cost of our CMBS investments as of September 30, 2007 and December 31, 2006:

CMBS Trust	Investment Date	Total Face Amount of CMBS Issuance	Original Face Amount of Investment	Amortized Cost as of
				September 30, 2007	December 31, 2006
MACH One 2004-1	July 2004	$643,261	$50,637	$19,215	$18,611
CSFB 1998-C1	August 2004	2,482,942	12,500	9,498	9,316
CSFB 2004-C4	November 2004	1,138,077	52,976	22,557	22,547
MLMT 2004-BPC1	November 2004	1,242,650	76,986	26,515	26,535
JPMCC 2004-C3	December 2004	1,517,410	81,561	35,796	35,872
JPMCC 2005-CIBC11	March 2005	1,800,969	70,035	33,945	34,096
BACM 2005	April 2005	2,322,091	84,663	41,652	41,739
LB UBS 2005-C2	April 2005	1,942,131	7,000	4,323	4,308
CSFB 2005-C2	May 2005	1,614,084	82,261	38,999	38,971
LB UBS 2005-C3	June 2005	2,060,632	39,335	19,672	19,780
JPMCC 2005-CIBC12	July 2005	2,167,039	70,429	33,859	34,857
JPMCC 2005-LDP4	September 2005	2,677,075	90,352	48,749	48,801
MSCI 2005-IQ10	October 2005	1,546,863	55,274	30,712	30,755
MLMT 2005 CK11	December 2005	3,073,749	96,066	51,763	51,976
MSC 2006 HQ8	March 2006	2,731,231	105,707	62,159	62,093
JPMCC 2006-CIBC15	June 2006	2,118,303	71,493	37,545	37,845
CGCMT 2006-C4	June 2006	2,263,536	84,395	50,836	51,043
MSCI 2006- HQ9	August 2006	2,565,238	81,338	48,652	48,850
MLMT 2006- C2	August 2006	1,542,697	60,067	38,254	38,259
JPMCC 2006- LDP8	September 2006	3,066,028	107,158	64,341	64,642
CD 2006- CD3	October 2006	3,571,361	110,713	62,784	63,245
MSCI 2007- HQ11	February 2007	2,417,647	89,530	58,489	—
GCCFC 2007- GG9	March 2007	6,575,924	34,167	31,003	—
JPMCC 2007- LDP10	March 2007	5,331,517	151,616	85,670	—
WAMU 2007- SL3	June 2007	1,284,473	6,500	5,733	—
JPMCC 2007- LDP12	August 2007	2,310,556	81,402	39,834	—

Total		$62,007,484	$1,854,161	$1,002,555	$784,141

Our maximum exposure to loss as a result of our investment in these securities totaled $1.0 billion and $784.1 million as of September 30, 2007 and December 31, 2006, respectively.

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

Lease income from leased real estate assets is recognized on a straight-line basis over the terms of the lease in accordance with SFAS No. 13. As of September 30, 2007 and December 31, 2006, $1.7 million and $48, respectively, of rent recognized as income in excess of amounts contractually due pursuant to the underlying leases were included in other assets on the accompanying balance sheets. We may establish, on a current basis, an allowance against the asset for future potential tenant credit losses which may occur. The balance reflected on the balance sheet will be net of such allowance.

In accordance with the criteria established in SFAS No. 13, Accounting for Leases, we have evaluated each lease agreement related to the net leased real estate assets more fully described in Note 5. At September 30, 2007 and December 31, 2006, we determined that all leases are operating leases and have accounted for them as such.

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

Accounting Treatment for an Investment Acquired from and Financed with a Repurchase Agreement from the Same Counterparty. We have considered an interpretation of GAAP relating to the treatment of transactions where investments acquired by us from a particular counterparty are simultaneously or subsequently financed via a repurchase agreement with that same counterparty or an affiliate thereof. We have recorded such transactions as a sale of the investment to us and such related debt provided to us as a financing. An alternative interpretation of GAAP, however, concerns whether such investments should be treated as a derivative.

Over the past two years, we have made several investments that may be affected by such alternative interpretation. In the three months ended September 30, 2007, we acquired $39.9 million of subordinate CMBS and financed $25.3 million of the purchase via an existing repurchase agreement with the seller. In the three months ended March 31, 2007, we acquired a first mortgage loan participation investment from a counterparty for $35.0 million and concurrent with closing, the same counterparty provided financing of $29.8 million via an existing repurchase agreement. In the three months ended June 30, 2006, we acquired four mezzanine loans from a counterparty and in September 2006 financed these same four mezzanine loans through an existing repurchase agreement with the seller. The repurchase agreement provided by the counterparty was fully repaid in October 2006 in connection with CDO II. Our understanding is that the issue is being considered for further technical guidance by the accounting standard setters. Future guidance may require us to adjust the accounting for the assets in which we have invested. As of September 30, 2007, $42.1 million of borrowings were outstanding with these counterparties related to a cost basis of related investments of $59.9 million.

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

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheets as either an asset or liability, with a corresponding amount, adjusted for swap payments, recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. As of September 30, 2007 and December 31, 2006, we had no fair value hedges.

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

New Accounting Standards. In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, which addresses accounting for certain hybrid financial instruments that contain embedded derivatives and eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for the fiscal year ended December 31, 2007. We adopted SFAS No. 155 as of January 1, 2007 and have determined that the adoption of SFAS No. 155 does not have an impact on our consolidated financial statements as of September 30, 2007.

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

We are subject to U.S. Federal income tax as well as income tax of multiple state and local jurisdictions. But, as a REIT, we are generally not subject to income tax on net income distributed as dividends to shareholders. As required, we adopted FIN 48 effective January 1, 2007 and have concluded that there is no effect on our consolidated financial statements. Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of SFAS No. 115. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating what impact, if any, SFAS No. 159 may have on our consolidated financial statements.

In June 2007, AIPCA Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide: Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”) was issued. SOP 07-1 provides specific conditions for determining whether an entity is within the scope of the Guide. Additionally, for those entities that are investment companies under SOP 07-1, additional guidance is provided regarding the retention of specialized investment company industry accounting by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. In October 2007, the FASB voted to indefinitely defer the effective date of SOP 07-1 until they can reassess its provisions. Early adoption of the SOP is not permitted for entities that had not already adopted the standard as of the deferral date. Accordingly, at this time, it is not possible to determine what impact, if any, SOP 07-1 will have on us.

Balance Sheet Review

As of September 30, 2007, total assets were approximately $1.6 billion, an increase of $194.2 million, or 14.2%, from December 31, 2006. Asset growth was primarily due to the acquisition of income earning assets including CMBS, real estate loans and real estate assets. Income earning assets grew by $189.7 million, or 14.1%, from $1.3 billion at December 31, 2006 to $1.5 billion at September 30, 2007. At September 30, 2007, income earning assets, including cash, had a weighted average yield of 8.6%.

The level of investment related income is directly related to the balance of the interest-bearing assets and net leased real estate assets outstanding during the period and the weighted average yields on such investments. The cost basis of interest-bearing and net leased real estate assets and related weighted average yields at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007		December 31, 2006
	Cost	Yield	Cost	Yield
CMBS	$1,002,555	8.6%	$784,141	8.8%
Real estate loans	524,843	8.3%	287,845	9.6%
Real estate assets, net	76,664	14.2%	38,740	14.2%

Total	$1,604,062	8.8%	$1,110,726	9.2%

During the nine months ended September 30, 2007, the Company invested a total of $222.8 million, prior to closing credits, in five newly issued CMBS conduit transactions. The CMBS bonds purchased in these transactions are rated BBB- and below with loss-adjusted yields ranging from 6.0% to 10.1%.

At September 30, 2007, we held investments in CMBS issued by 25 separate CMBS trusts and one Re-Remic issuance with an estimated fair value of $865.7 million. The amortized cost basis of our investments in CMBS was $1.0 billion with a weighted average yield of 8.6%. At September 30, 2007, the weighted average expected life of our CMBS investments was 10.4 years.

During the nine months ended September 30, 2007, we invested $167.8 million, net of $2.2 million in net discounts, in three fixed rate real estate loans. The loans bear interest ranging from 5.8% to 6.4% and have maturity dates between December 2016 and January 2017. In addition, during the nine months ended September 30, 2007, the Company invested $245.2 million, net of $0.6 million in discounts, in seven floating rate real estate loans. The loans bear interest based on LIBOR plus credit spreads ranging from 1.8% to 3.5% and have maturity dates between February 2009 and June 2011. During this period we also received repayments of $176.4 million related to outstanding principal balances on certain real estate loans investments.

At September 30, 2007, we had sixteen loans with an aggregate book value of $524.8 million and a weighted average interest rate of 8.3%. Three of the loans with an unamortized cost basis of $167.9 million bear interest at fixed rates with a weighted average interest rate of 6.1% while thirteen of the loans totaling $356.9 million bear interest at floating rates with a weighted average interest rate of LIBOR plus 350 basis points.

During the nine months ended September 30, 2007, we acquired six net leased real estate assets at a purchase price of $38.7 million. At September 30, 2007, we had twelve net leased real estate assets with an aggregate purchase price of $77.5 million and a net book value of $76.7 million. All twelve assets are leased to a single tenant and are operated by the tenant as charter schools.

At September 30, 2007, total liabilities were $1.3 billion, an increase of $345.0 million, or 34.6%, from December 31, 2006. Liability growth, the majority of which was in the form of repurchase obligations and junior subordinated debentures, was used to finance investments, primarily in CMBS, real estate loans and real estate assets during the nine months ended September 30, 2007. At September 30, 2007, the Company had interest-bearing liabilities of $1.3 billion with a weighted average borrowing cost of 5.9%.

At September 30, 2007, the Company was party to three repurchase agreements with three counterparties that provide for total borrowing capacity of $650.0 million. At September 30, 2007, the Company had $285.0 million outstanding under these agreements. The weighted average borrowing cost for repurchase agreement debt outstanding at September 30, 2007 was 6.2%.

At September 30, 2007, we had CDOs outstanding from two separate issuances. Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet at $974.6 million, representing the amortized sales price of the securities sold to third parties. The weighted average interest rate of the bonds, including the amortization of debt issuance costs, was 5.8% at September 30, 2007. Of the $974.6 million of bonds outstanding, $780.6 million were floating rate with a weighted average interest rate of LIBOR plus 59 basis points while $194.0 million were fixed rate with a weighted average interest rate of 6.0%.

On April 9, 2007, we issued $61.9 million of junior subordinated debentures to a subsidiary to fund existing and future investment activities and other working capital needs. We also invested $1.9 million in the common equity of such subsidiary. On April 9, 2007, we issued $60.0 million of trust preferred securities through a subsidiary, JERIT TS Statutory Trust I. The trust preferred securities and the junior subordinated debentures have a 30-year term ending April 2037, are redeemable at par on or after April 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years through April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. Net cash proceeds from this financing transaction were $59.1 million. We incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the junior subordinated debentures. Unamortized debt issuance costs of $1.0 million are included as a component of deferred financing fees on the consolidated balance sheet at September 30, 2007.

At September 30, 2007, we were party to eight interest rate swaps with a total current notional amount of $496.3 million as of September 30, 2007. These interest rate swaps are treated as cash flow hedges and effectively convert floating rate debt to fixed rate debt. Under these swaps, we receive a rate equal to LIBOR and pay a weighted average rate of 5.1%. The net fair value of the interest rate swaps at September 30, 2007 was $(3.4) million.

At September 30, 2007, total stockholders’ equity was $219.1 million, a decrease of $150.8 million, or 40.8% from December 31, 2006. The decrease in shareholders’ equity was primarily due to an increase in unrealized losses on our CMBS of $142.9 million, decreases in the fair value of our interest rate swaps of $4.5 million and increases in accumulated distributions in excess of retained earnings of $4.1 million.

At September 30, 2007, 25,902,535 shares of common stock were issued and outstanding including 194,500 shares of unvested restricted stock.

Results of Operations

Comparison of the three months ended September 30, 2007 and 2006

Net income was $10.5 million, or $0.41 per diluted share, and $8.3 million, or $0.32 per diluted share, for the three months ended September 30, 2007 and 2006, respectively.

Revenues

The following table sets forth information regarding the total amount and composition of our revenues, which are primarily interest income earned from our investments and cash positions, and lease income on our net leased real estate assets:

	For the Three Months Ended September 30,		$ Change
	2007	2006
REVENUES
Interest income from CMBS	$20,962	$13,731	$7,231
Interest income from real estate loans	11,302	3,992	7,310
Interest income from cash and cash equivalents	1,146	160	986
Lease income from real estate assets	2,746	—	2,746

Total Revenues	$36,156	$17,883	$18,273

The increase in revenues during the three months ended September 30, 2007 compared to the three months ended September 30, 2006 is primarily due to increased balances of interest-bearing assets due to acquisitions of CMBS and real estate loans and interest income on cash proceeds relating to CDO II as well as increased lease income on net leased real estate assets due to acquisitions. For the three months ended September 30, 2007, $26.4 million was earned on fixed rate investments, while the remaining $9.8 million was earned on floating rate investments, compared to $13.7 million and $4.2 million for the same period in 2006, respectively. We classify income from floating rate investments as that which is tied to a publicly published index, specifically LIBOR. As of September 30, 2007, the cost basis of our floating rate investments consisted of $356.9 million in real estate loans, $65.7 million in cash and cash equivalents and $0.2 million in restricted cash primarily related to CDO II. For the three months ended September 30, 2007, interest income earned on CMBS and real estate loan investments acquired during the nine months ended September 30, 2007 was $3.7 million and $6.0 million, respectively. In addition, interest income earned during the three months ended September 30, 2007 on CMBS and real estate loan investments purchased in 2006 subsequent to September 30, 2006 was $1.3 million and $1.9 million, respectively. Interest income earned during the three months ended September 30, 2007 on CMBS and real estate loan investments acquired during the three months ended September 30, 2006 increased $2.2 million and $1.5 million, respectively, due to the timing of acquisitions. Conversely, interest income for the three months ended September 30, 2007 on investments purchased in prior periods decreased $2.2 million primarily due to mezzanine loan repayments. During the three months ended September 30, 2007, investments in real estate assets provided $2.7 million in lease income, which is included in the $26.3 million earned on fixed rate investments during the period. Lease income includes $0.8 million in non-cash straight-line rental income recognized pursuant to SFAS No. 13. There were no such real estate investments or lease income during the three months ended September 30, 2006.

Expenses

The following table sets forth information regarding the amount and composition of our expenses:

	For the Three Months Ended September 30,		$ Change
	2007	2006
Interest expense	$20,665	$5,474	$15,191
Management fees, affiliate	1,845	1,906	(61)
Incentive fees, affiliate	438	—	438
Depreciation of real estate assets	412	—	412
General and administrative	1,459	2,127	(668)

Total Expenses	$24,819	$9,507	$15,312

Interest Expense. Interest expense was $20.7 million and $5.5 million for the three months ended September 30, 2007 and 2006, respectively. Interest expense for the three months ended September 30, 2007 consisted primarily of $3.8 million of interest on CDO I, which closed in November 2005, $10.4 million of interest on CDO II, which closed in October 2006, $4.8 million of interest expense on repurchase agreements, $1.1 million of interest on our junior subordinated debentures, which were issued in April 2007, $0.5 million of amortization of deferred financing fees related to our CDO’s and repurchase agreements and $0.1 million of interest expense related to the amortization of swap termination costs. The $5.5 million of interest expense for the three months ended September 30, 2006 was comprised primarily of $3.8 million related to CDO I which closed in November 2005, $1.6 million of interest on repurchase agreements and $0.1 million of amortization of deferred financing fees related to our CDO’s and repurchase agreements. The increase in interest expense for the three months ended September 30, 2007 compared to the same period in 2006 is primarily due to the $708.3 million increase in notes payable related to CDO II, increased average borrowings on repurchase agreements and interest on our junior subordinated debentures. The following table sets forth information regarding the total composition amount of interest expense, which is primarily interest expense related to our CDOs and repurchase agreements:

	For the Three Months Ended September 30,		$ Change
	2007	2006
CDO I, net of interest rate swaps	$3,811	$3,815	$(4)
CDO II, net of interest rate swaps	10,426	—	10,426
Repurchase agreements	4,759	1,569	3,190
Junior subordinated debentures	1,062	—	1,062
Amortization of deferred financing fees	486	101	385
Amortization of swap termination loss (gain)	121	(11)	132

Total Interest Expense	$20,665	$5,474	$15,191

Management and Incentive Fees. Base management fees are calculated as a percentage of stockholders’ equity adjusted to exclude the effect of any unrealized gains and losses or other items that do not affect realized net income. Our manager is also entitled to receive quarterly incentive fees equal to 25% of our Funds From Operations (as defined in the management agreement), or FFO, in excess of minimum FFO targets (as defined in the management agreement). The following table summarizes our management fees for the three months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,		$ Change
	2007	2006
Base management fees	$1,845	$1,906	$(61)
Incentive fees	438	—	438

Total Management Fees	$2,283	$1,906	$377

The decrease in base management fees for the three months ended September 30, 2007 compared to the same period in 2006 is due to a lower equity base in 2007 compared to 2006, principally driven by distributions in excess of net income. The increase in incentive fees for the three months ended September 30, 2007 was due to FFO exceeding the minimum targets defined in the management agreement. The minimum FFO target for the three months ended September 30, 2007 was $9.6 million.

Depreciation of Real Estate Assets. The increase in depreciation of real estate assets of $0.4 million for the three months ended September 30, 2007 as compared to the same period in 2006 was due to our real estate asset acquisitions in December 2006 and June 2007. There were no such assets held and no depreciation expense during the three months ended September 30, 2006.

General and Administrative Expense. The decrease in general and administrative expenses of $0.7 million for the three months ended September 30, 2007 versus the same period in 2006 was due primarily to lower due diligence costs offset in part, by higher collateral administration fees. Due diligence expenses decreased $1.0 million due to lower acquisition volume during the quarter ended September 30, 2007 and the impact of seller credits for due diligence expenses. Collateral administration fees increased $0.3 million primarily due to fees paid to an affiliate of our manager associated with CDO II, which closed in October 2006. Included in general and administrative expenses are affiliate expenses related to overhead and out-of-pocket expense reimbursements aggregating $0.1 million in both the three months ended September 30, 2007 and 2006.

Loss on Impairment of Assets. For the three months ended September 30, 2007, we recorded impairment charges related to our CMBS investments of $0.8 million. This other than temporary impairment charge related to two securities in two different CMBS trusts where the present value of cash flow projections of the security at September 30, 2007 was estimated to be lower than the present value of cash flow projections of the same security as of the June 30, 2007 and, at September 30, 2007, the fair value of the security was less than the carrying value. The actual cash flows of the security are dependent on final resolutions of the underlying loans and assets in the respective CMBS trusts.

For the three months ended September 30, 2006, we recorded impairment charges related to our CMBS investments of $35. This other than temporary impairment charge related to one security in a CMBS trust where the present value of cash flow projections of the security at September 30, 2006 was estimated to be lower than the present value of cash flow projections of the same security June 30, 2006 and, at the same time, the September 30, 2006 fair value of the security was less than the carrying value. The actual cash flows of the security are dependent on final resolutions of the underlying loans and assets in the respective CMBS trusts.

Comparison of the nine months ended September 30, 2007 and 2006

Net income was $30.4 million, or $1.18 per diluted share, and $22.5 million, or $0.88 per diluted share, for the nine months ended September 30, 2007 and 2006, respectively.

Revenues

The following table sets forth information regarding the total amount and composition of our revenues, which are primarily interest income earned from our investments and cash positions and lease income on our net leased real estate assets:

	For the Nine Months Ended September 30,		$ Change
	2007	2006
REVENUES
Interest income from CMBS	$59,316	$33,931	$25,385
Interest income from real estate loans	30,681	10,169	20,512
Interest income from cash and cash equivalents	4,696	3,095	1,601
Lease income from real estate assets	5,522	—	5,522

Total Revenues	$100,215	$47,195	$53,020

The increase in revenues during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is primarily due to increased balances of interest-bearing assets due to acquisitions and interest income on cash proceeds relating to CDO II as well as increased lease income on net leased real estate assets. During the nine months ended September 30, 2007, interest income from real estate loans includes $0.5 million related to recognition of purchase discounts on one mezzanine loan that was repaid in February 2007 prior to its scheduled maturity. For the nine months ended September 30, 2007, $71.6 million was earned on fixed rate investments, while the remaining $28.6 million was earned on floating rate investments, compared to $33.9 million and $13.3 million for the same period in 2006, respectively. We classify income from floating rate investments as that which is tied to a publicly published index, specifically LIBOR. As of September 30, 2007, the cost basis of our floating rate investments consisted of $356.9 million in real estate loans, $65.7 million in cash and cash equivalents and $0.2 million in restricted cash primarily related to CDO II. For the nine months ended September 30, 2007, interest income earned on CMBS investments and real estate loans acquired during the period was $7.5 million and $12.5 million, respectively. In addition, interest income earned during the nine months ended September 30, 2007 on CMBS investments and loan investments purchased in 2006 subsequent to September 30, 2006 was $4.0 million and $5.8 million, respectively. Interest income earned during the nine months ended September 30, 2007 on CMBS and real estate loan investments acquired during the nine months ended September 30, 2006 increased $13.8 million and $5.6 million due to the timing of acquisitions. Conversely, interest income for the nine months ended September 30, 2007 on investments purchased in prior periods decreased $3.7 million due to mezzanine loan repayments. During the nine months ended September 30, 2007, investments in real estate assets provided $5.5 million in lease income, which is included in the $71.6 million earned on fixed rate investments during the year. Lease income includes $1.6 million of non-cash straight line rental income pursuant to SFAS No. 13. There were no such real estate investments or lease income during the nine months ended September 30, 2006.

Expenses

The following table sets forth information regarding the amount and composition of our expenses:

	For the Nine Months Ended September 30,		$ Change
	2007	2006
Interest expense	$56,058	$13,361	42,697
Management fees, affiliate	5,551	5,742	(191)
Incentive fees, affiliate	826	—	826
Depreciation of real estate assets	824	—	824
General and administrative	5,712	5,265	447

Total Expenses	$68,971	$24,368	$44,603

Interest Expense. Interest expense was $56.1 million and $13.4 million for the nine months ended September 30, 2007 and 2006, respectively. Interest expense for the nine months ended September 30, 2007 consisted primarily of $11.4 million of interest on CDO I, which closed in November 2005, $31.0 million of interest on CDO II, which closed in October 2006, $9.8 million of interest expense on repurchase agreements, $2.1 million of interest related to our junior subordinated debentures, which were issued in April 2007, $1.4 million of amortization of deferred financing fees related to our CDO’s and repurchase agreements and $0.3 million of interest expense related to the amortization of swap termination costs. The $13.4 million of interest expense for the nine months ended September 30, 2006 was comprised primarily of $11.4 million related to CDO I which closed in November 2005, $1.6 million of interest on repurchase agreements and $0.4 million of amortization of deferred financing fees on our CDO’s and repurchase agreements. The increase in interest expense for the nine months ended September 30, 2007 compared to the same period in 2006 is primarily due to the $708.3 million increase in notes payable related to CDO II, increased average borrowings on repurchase agreements and interest on our junior subordinated debentures. The following table sets forth information regarding the total composition amount of interest expense, which is primarily interest expense related to our CDOs and repurchase agreements:

	For the Nine Months Ended September 30,		$ Change
	2007	2006
CDO I, net of interest rate swaps	$11,397	$11,376	$21
CDO II, net of interest rate swaps	31,059	—	31,059
Repurchase agreements	9,809	1,591	8,218
Junior subordinated debentures	2,064	—	2,064
Amortization of deferred financing fees	1,392	428	964
Amortization of swap termination loss (gain)	337	(34)	371

Total Interest Expense	$56,058	$13,361	$42,697

Management and Incentive Fees. Base management fees are calculated as a percentage of stockholders’ equity adjusted to exclude the effect of any unrealized gains and losses or other items that do not affect realized net income. Our manager is also entitled to receive quarterly incentive fees equal to 25% of our Funds From Operations (as defined in the management agreement), or FFO, in excess of minimum FFO targets (as defined in the management agreement). The following table summarizes our management fees for the nine months ended September 30, 2007 and 2006:

	For the Nine Months Ended September 30,		$ Change
	2007	2006
Base management fees	$5,551	$5,742	$(191)
Incentive fees	826	—	826

Total Management Fees	$6,377	$5,742	$635

The decrease in base management fees for the nine months ended September 30, 2007 compared to the same period in 2006 is due to a lower equity base in 2007 compared to 2006, principally driven by distributions in excess of GAAP net income. The increase in incentive fees for the nine months ended September 30, 2007 was due to FFO exceeding the minimum targets defined in the management agreement.

Depreciation of Real Estate Assets. The increase in depreciation of real estate assets of $0.8 million for the nine months ended September 30, 2007 as compared to the same period in 2006 was due to the acquisition of our real estate asset investments in December 2006 and September 2007. There were no such assets held and no depreciation expense during the nine months ended September 30, 2006.

General and Administrative Expense. The increase in general and administrative expenses of $0.4 million for the nine months ended September 30, 2007 versus the same period in 2006 was due primarily to collateral administration fees, higher professional fees and stock compensation expense offset by lower due diligence expenses. Specifically, collateral administration fees increased $1.1 million primarily due to fees paid to an affiliate of our manager associated with CDO II, which closed in October 2006. Professional fees increased $0.6 million primarily due to services related to external audit, Sarbanes-Oxley compliance, internal audit and interest rate risk management advisory fees. Stock compensation expense increased $0.1 million primarily as a result of awarding 124,500 shares of restricted stock to certain officers and employees of an affiliate of our manager in April 2007 and awarding 12,500 restricted shares to an employee of an affiliate of our manager in July 2007. These increases were offset by a $1.4 million decrease in due diligence expenses during the nine months ended September 30, 2007 and the impact of seller credits for due diligence expenses. Included in general and administrative expenses are affiliate expenses related to overhead and out-of-pocket expense reimbursements aggregating $0.4 million in both the nine months ended September 30, 2007 and 2006.

Loss on Impairment of Assets. For the nine months ended September 30, 2007, we recorded impairment charges related to our CMBS investments of $0.8 million. This other than temporary impairment charge related to two securities in two CMBS trusts where the present value of cash flow projections of the security at September 30, 2007 was estimated to be lower than the present value of cash flow projections of the same security as of the June 30, 2007 and, at the same time, the September 30, 2007 fair value of the security was less than the June 30, 2007 carrying value. The actual cash flows of the security are dependent on final resolutions of the underlying loans and assets in the respective CMBS trusts.

For the nine months ended September 30, 2006, we recorded impairment charges related to our CMBS investments of $0.3 million. These other than temporary impairment charges related to four securities in two different CMBS trusts, respectively, where the present value of cash flow projections of the security at the relevant 2006 reporting date was estimated to be lower than the present value of cash flow projections of the same security as of the prior reporting period and, at the same time, the then current fair value of the security was less than the prior period carrying value. The actual cash flows of the security are dependent on final resolutions of the underlying loans and assets in the respective CMBS trusts.

Funds from Operations

Funds from operations (FFO), was $10.9 million, or $0.43 per diluted share, and $8.3 million, or $0.32 per diluted share, for the three months ended September 30, 2007 and 2006, respectively. Funds from operations (FFO), was $31.3 million, or $1.22 per diluted share, and $22.5 million, or $0.88 per diluted share, for the nine months ended September 30, 2007 and 2006, respectively.

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

Below is a reconciliation of GAAP net income to FFO for the three and nine months ending September 30, 2007 and 2006:

JER INVESTORS TRUST INC. AND SUBSIDIARIES

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES (unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Net income available to common stockholders	$10,525	$8,341	$30,432	$22,482
Add:
Depreciation on real estate assets	412	—	824	—

Funds from Operations (FFO) *	$10,937	$8,341	$31,256	$22,482

FFO per share:
Basic	$0.43	$0.32	$1.22	$0.88

Diluted	$0.43	$0.32	$1.22	$0.88

*	The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

Liquidity and Capital Resources

At September 30, 2007, our liquidity position consisted of unrestricted cash balances of $65.7 million and restricted cash of $0.2 million and as of November 6, 2007, our unrestricted cash balance had increased to $92.2 million. As reflected in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2007, net cash provided by operating activities was $34.1 million.

Liquidity is a measurement of our ability to meet cash requirements, including ongoing commitments to repay borrowings including margin calls, fund and maintain loans and investments, pay dividends and other general business needs. Our principal sources of working capital and funds for additional investments primarily include: 1) unrestricted cash balances; 2) cash flow from operations; 3) borrowings under our repurchase and credit facilities; 4) our CDO offerings; 5) other forms of financing or additional securitizations including CMBS or subsequent CDO offerings; 6) proceeds from trust preferred securities, common or preferred equity offerings; and, 7) the proceeds from principal payments on our investments. We believe these sources of financing will be sufficient to meet our short-term liquidity needs. Our initial borrowings have been short-term, variable rate debt; however, we have in the past financed the majority of our assets through match-funded CDO strategies. Our ability to continue our CDO strategy is dependent upon our ability to place the match-funded debt we intend to create in the market at attractive borrowing spreads. If spreads for CDO liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute the CDO strategy will be severely restricted. Most recently, we have seen widening of borrowing spreads and a decrease in available leverage in the commercial real estate CDO market. We expect that our cash flow provided by operations, our current liquidity positions and to a lesser extent our current and anticipated financings, potential loan repayments and financing proceeds from unleveraged assets, and other sources will satisfy our liquidity needs over the next twelve months. Given the current volatility in the capital markets, the Company cannot predict changes in the market value of collateral and potential margin call requirements, if any, under its repurchase agreement facilities.

The repurchase agreement facilities are subject to margin calls based upon fair market value determinations of the underlying collateral. During the three months ended September 30, 2007, such margin calls totaled $30.9 million, with $23.0 million related to the Liquid Funding facility and $7.9 million related to the Goldman Sachs facility. Subsequent to September 30, 2007 and through November 6, 2007, there have been margin calls of $13.9 million.

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

In addition to the facilities currently in place, we have conducted preliminary discussions with financial institutions and believe, on the basis of these discussions, that we will continue to be able to obtain both short-term and longer-term financing through loan agreements, including warehouse facilities, and other credit facilities with institutional lenders in amounts and at interest rates generally consistent with our financing objectives. We cannot make any assurances, however, that discussions with potential lenders will result in a definitive agreement being entered into or consummated at terms consistent with our business plan. In the event we are unable to secure lines of credit or collateralized financing on favorable terms, our ability to successfully implement our investment strategy may be significantly impacted and returns to investors may be reduced.

Equity Issuances. The initial public offering completed in July 2005 generated proceeds to us of $226.4 million after deducting the underwriting discount and offering expenses. The net proceeds of the IPO were primarily used to pay down indebtedness under our repurchase agreements described below.

Borrowings. In August 2007 and as subsequently amended in September 2007, we and one of our wholly owned subsidiaries, respectively, entered into a repurchase agreement with JPMorgan Chase Bank, N.A (“JPMorgan”). The repurchase agreement provides financing up to $250.0 million to be secured by rated and unrated CMBS and various types of real estate loans and is scheduled to terminate on August 22, 2008 and provides for a series of extension options that could extend the term through August 24, 2010 and is limited recourse (25% of the outstanding balance) to us. As of September 30, 2007, $25.3 million was outstanding under the repurchase agreement at a weighted average borrowing rate of 6.5% and securities with a fair value of $36.4 million were pledged as collateral under this repurchase agreement

In September 2006 and as subsequently amended in September 2007, one of our wholly owned subsidiaries entered into a repurchase agreement with Goldman Sachs Mortgage Company (“Goldman Sachs”). The repurchase agreement provides financing of up to $250.0 million secured by various types of real estate loans and is scheduled to terminate at the earlier of (a) the closing by us of our third collateralized debt obligation transaction or (b) January 1, 2008. The agreement provides for a series of extension options that could extend the term through October 1, 2009. The facility allows us to borrow against eligible loan collateral and is limited recourse (10% of the outstanding balance) to us. As of September 30, 2007, there was $171.8 million outstanding under the repurchase agreement at a weighted average borrowing rate of 5.9% and real estate loans with a cost basis of $236.2 million were pledged as collateral under this repurchase agreement.

In March 2007 and as subsequently amended in June 2007, we and a wholly-owned subsidiary, respectively, entered into a repurchase agreement with Liquid Funding, an affiliate of Bear Stearns & Co. Inc., with a borrowing capacity of $150.0 million. In connection with the June 2007 amendments, we entered into a guaranty agreement with Liquid Funding. The repurchase agreement is secured by rated and unrated CMBS and is scheduled to terminate at the earlier of (a) the closing by the Company of its third collateralized debt obligation or (b) March 12, 2008. At September 30, 2007, $87.9 million was outstanding under the repurchase agreement at a weighted average borrowing rate of 6.6% and securities with a fair value of $134.8 million were pledged as collateral under this repurchase agreement.

If we default in the payment of interest or principal on any debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt, requiring us to immediately repay all outstanding principal. If we are unable to make such payments, our lender could force us to sell our securities or foreclose on our assets pledged as collateral to such lender. The lender could also force us into bankruptcy or bring other legal action against us. Any of these events would likely have a material adverse effect on the value of an investment in our common stock. As of September 30, 2007, we are in compliance with all requirements under our repurchase agreements, collateralized debt obligations, and junior subordinated debentures.

Collateralized Debt Obligations. On October 17, 2006, we issued our second CDO, or CDO II, through two of our wholly-owned subsidiaries, JER CRE CDO 2006-2, Limited and JER CRE CDO 2006-2, LLC, collectively known as CDO II. CDO II is secured by $1.2 billion par value of collateral interests consisting of CMBS, mezzanine loan interests, first mortgage loan interests, Re-REMIC securities, and real estate CDO securities. CDO II issued privately placed notes totaling $768.4 million rated AAA through BBB- (“CDO II Investment Grade Notes”). The Company purchased a portion of the CDO II Investment Grade Notes and retained all of the non-investment grade notes and preferred shares. $708.3 million of CDO II Investment Grade Notes were issued to third parties consisting of $47.0 million of fixed rate notes with a weighted average interest rate of 5.8% and $661.4 million of floating rate notes with a weighted average interest rate of LIBOR plus 62 basis points, excluding amortization of fees and expenses. The CDO II Investment Grade Notes have a remaining expected average maturity of 8.2 years as of September 30, 2007. CDO II included a ramp facility of approximately $230.9 million dedicated to finance additional collateral interests, as well as a replenishment collateral pool up to $275.0 million that will allow replenishment of proceeds of real estate loans that are paid off within five years from the closing of the transaction, subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture. We incurred $10.5 million of issuance costs, which were deferred and are amortized on an effective yield basis over the life of CDO II. Unamortized debt issuance costs of $9.7 million and $10.4 million are included as a component of deferred financing fees on the consolidated balance sheet at September 30, 2007 and December 31, 2006, respectively. Subsequent to the closing of CDO II during the nine months ended September 30, 2007, we contributed CMBS of $61.2 million and mortgage loan interests of $90.3 million as collateral to CDO II and received $69.4 million of mezzanine loan repayments on CDO II collateral. As of September 30, 2007, we have fully invested the ramp facility while the available replenishment proceeds were $19, both of which are reflected in restricted cash on the consolidated balance sheets.

In November 2005, we issued our first CDO, or CDO I, through two of our wholly-owned subsidiaries, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC. CDO I is secured by a static pool of $418.7 million par value of fixed rate subordinate CMBS. CDO I issued privately placed notes totaling $275.6 million rated AAA through BBB- (“CDO I Investment Grade Notes”). We retained a portion of the BBB- rated notes, all of the non-investment grade notes and all of the preferred shares. Two of the CDO I Investment Grade Notes, totaling $119.2 million, were issued with floating rate coupons with a weighted average interest rate of LIBOR plus 39 basis points, excluding amortization of fees and expenses. The remaining CDO I Investment Grade Notes totaling $147.0 million, net of the portion retained by the Company, were issued with fixed rate coupons with a weighted average interest rate of 6.0%, excluding amortization of fees and expenses. The Investment Grade Notes have a remaining expected average maturity of 7.9 years as of September 30, 2007. The Company incurred $4.3 million of issuance costs, which were deferred and are amortized on an effective yield basis over the life of CDO I. Unamortized debt issuance costs of $3.6 million and $3.9 million are included in deferred financing fees on the consolidated balance sheets at September 30, 2007 and December 31, 2006, respectively.

Junior Subordinated Debentures. On April 9, 2007, we issued $60.0 million of trust preferred securities through our unconsolidated subsidiary, JERIT TS Statutory Trust I (the “Trust”), in a private transaction exempt from registration under the Securities Act of 1933, as amended. Concurrently, we issued $61.9 million in junior subordinated debentures to the Trust and made a $1.9 million common equity investment in the Trust. The trust preferred securities have a 30-year term ending April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. The assets of the Trust consist solely of the $61.9 million of junior subordinated notes concurrently issued by us, with terms that mirror the trust preferred securities. We incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the junior subordinated debentures. Unamortized debt issuance costs of $1.0 million are included as a component of deferred financing fees on the consolidated balance sheet at September 30, 2007.

Our interest in the Trust is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that the Trust is a variable interest entity under FIN46(R) and that we are not the primary beneficiary of the entity. Interest on the junior subordinated debentures, net of interest income on our common equity interest in the Trust, is included in interest expense on our consolidated income statements while the junior subordinated debentures are presented as a liability on our consolidated balance sheet.

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

Contractual Obligations. Purchase commitments and aggregate principal maturities of our repurchase agreements, notes payable and junior subordinated debentures as of September 30, 2007 were as follows:

	September 30, 2007	Weighted Avg. Interest Rate at September 30, 2007	Range of Obligations
Purchase commitments	$—	—	—
Repurchase agreements	$285,029	6.2%	[1]
Notes payable	$974,578	5.9%	[2]
Junior subordinated debentures	$61,860	7.2%	[3]

[1]

All repurchase agreements as of September 30, 2007 are scheduled to terminate at the earlier of (a) the closing by the Company of its third collateralized debt obligation transaction or (b) January 1, 2008, (Goldman Sachs), March 12, 2008 (Liquid Funding) or August 22, 2008 (JPMorgan). The Goldman Sachs and JPMorgan repurchase agreements contain extension options that can extend the terms through October 1, 2009 and August 24, 2010, respectively.

[2]

The maturity dates of the notes payable are contingent upon maturity of assets pledged as collateral and have a remaining expected average maturity of 7.9 years and 8.2 years for CDO I and CDO II, respectively, as of September 30, 2007.

[3]

The junior subordinated debentures have a 30-year term ending April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 2.25%, excluding amortization of fees and expenses.

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

Under the management agreement and subject to the supervision and direction of the our board of directors, the manager performs services for us including the purchase, sale and management of real estate and other real estate-related assets, our day-to-day management and the performance of certain administrative duties. For performing these services, we pay the manager a monthly base management fee in arrears equal to 1/12 of the sum of (i) 2.0% of the first $400 million of our equity, (ii) 1.5% of equity in an amount in excess of $400 million and up to $800 million and (iii) 1.25% of equity in excess of $800 million. For purposes of calculating the base management fee, our equity equals the month-end value, computed in accordance with generally accepted accounting principles, of our stockholders’ equity, adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income.

In addition, the manager is entitled to receive a quarterly incentive fee in an amount, not less than zero, equal to the product of (i) 25% of the dollar amount by which (a) our funds from operations (as defined in the management agreement) for such quarter per share of Common Stock (based on the weighted average number of shares outstanding for such quarter) exceeds (b) an amount equal to (A) the weighted average of the price per share of Common Stock in the 144A Offering, and the prices per share of Common Stock in any subsequent offerings by the Company multiplied by (B) the greater of (1) 2.25% and (2) .875% plus one fourth of the ten-year U.S. treasury rate for such quarter, multiplied by (ii) the weighted average number of shares of Common Stock outstanding during such quarter. Funds From Operations, as defined in the management agreement, is net income (computed in accordance with generally accepted accounting principles) before incentive compensation and including base management fees, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.

The following table summarizes our management and incentive fees for the three and nine months ending September 30, 2007 and 2006, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Base management fees	$1,845	$1,906	$5,551	$5,742
Incentive fees	438	—	826	—

Total management fees	$2,283	$1,906	$6,377	$5,742

At September 30, 2007 and December 31, 2006, $1.2 million and $1.9 million, respectively, related to unpaid base management fees are included in due to affiliate in the accompanying consolidated balance sheets. In addition, at September 30, 2007, $0.4 million related to unpaid incentive fees are included in due to affiliate in the accompanying consolidated balance sheet. There was no unpaid incentive fee as of December 31, 2006.

Our management agreement provides that we are required to reimburse our manager for certain general and administrative expenses incurred by our manager on our behalf, including our pro rata share of overhead expenses of the manager required for our operations. In November 2006, retroactive to January 1, 2006, the independent members of the board of directors approved an amendment to the management agreement to provide that the allocable overhead reimbursement will be fixed at an amount equal to $0.5 million per annum for 2006, and in each calendar year thereafter, subject to approval by the independent members of the board of directors, $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index (“CPI”) for the applicable year over the CPI for the calendar year 2006. For the three months ended September 30, 2007 and 2006, overhead reimbursements were approximately $0.1 million, respectively. For the nine months ended September 30, 2007 and 2006, overhead reimbursements were approximately $0.4 million, respectively. Our manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on our behalf. If such services are provided by the manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants, or other third parties on an arm’s length basis. In accordance with the provisions of our management agreement, we incurred reimbursements for other services provided by our manager of $21 and $12 for the three months ended September 30, 2007 and 2006, respectively, and $37 and $40 for the nine months ended September 30, 2007 and 2006, respectively.

Each CMBS securitization requires a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. As our manager is not a rated special servicer, it appoints J.E. Robert Company, Inc. or another entity that is a rated special servicer as the special servicer whenever we acquire a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company, Inc. earned $1.9 million and $1.5 million in fees as special servicer during the three months ended September, 2007 and 2006, respectively, and $4.1 million and $2.8 million during the nine months ended September 30, 2007 and 2006, respectively. All fees due to J.E. Robert Company, Inc. as special servicer are paid either by the securitization vehicles or the borrowers, not directly by us and such fees are consistent with traditional, well established market standards and are set as part of the arm’s-length negotiations to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company, Inc. may reduce the amounts available to pay us pursuant to the terms of the applicable CMBS trusts.

In connection with CDO II, one of our wholly owned subsidiaries entered into a Collateral Administration Agreement with J.E. Robert Company, Inc. the Collateral Administrator, an affiliate of our manager, pursuant to which the Collateral Administrator has agreed to advise our wholly owned subsidiary on certain matters regarding the collateral interests and other eligible investments securing the notes. The Collateral Administrator will receive two fees payable on a monthly basis, with the first fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the second fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture agreement, each fee payable with different priorities as set forth in the applicable indenture. For the three and nine months ended September 30, 2007, we incurred $0.4 million and $1.1 million, respectively, in collateral administration fees pursuant to the Collateral Administration Agreement. The fees were approved by the independent members of our board of directors.

During the nine months ended September 30, 2007, we invested in a first mortgage loan participation with a cost basis of $30.0 million and two mezzanine loan participations with a cost basis of $49.4 million where an affiliate of the manager held a controlling equity interest in the borrower. The acquisition of these loans to affiliated borrowers was approved by the independent members of our Board of Directors as required by our investment guidelines. During the nine months ended September 30, 2007, we received repayments on loans to affiliated borrowers aggregating $20.7 million. At September 30, 2007, loans to affiliated entities had an unamortized cost basis of $123.5 million and an unpaid principal balance of $124.3 million.

During the year ended December 31, 2005, we originated mezzanine loans with an affiliate of our manager totaling $63.4 million. The ownership was allocated equally between us and the affiliated entity, with our share of the initial loans equal to $31.7 million. At September 30, 2007, there was $17.5 million outstanding related to these loans.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Amounts are presented in thousands except for share and per share data and as otherwise noted.

Market Risk. Market risk is the exposure to loss resulting from changes in interest rates, credit curve spreads, foreign currency exchange rates, commodity and equity prices and supply and demand characteristics for the assets in which we invest. The primary market risks to which we are exposed are interest rate risk, credit risk and supply/demand factors. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Credit curve risk is highly sensitive to dynamics of the markets for commercial mortgage-backed securities and other loans and securities in which we plan to invest. Demand for our assets and the types of assets in which we plan to invest may fluctuate based on the investor perception of the associated credit risk in consideration of the current underwriting practices, the adequacy of ratings provided by the rating agencies and their assessment of the current and future real estate market fundamentals. Demand may be further influenced by the investor expectation regarding the ability to finance these assets, currently or in the future. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of our investment portfolio. Our operating results depend substantially on the difference between the interest and related income earned on our interest-bearing assets and the interest expense incurred in connection with our interest-bearing liabilities. Competition from other providers of real estate financing may lead to a decrease in the interest rate earned on our interest-earning assets, which we may not be able to offset by obtaining lower interest rates on our borrowings. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between our interest-earning assets and interest-bearing liabilities. Any significant compression of the spreads between interest-earning assets and interest-bearing liabilities could have a material adverse effect on us. In addition, an increase in interest rates in the financial markets could, among other things, reduce the value of our interest-earning assets and our ability to realize gains from the sale of such assets, and a decrease in interest rates could reduce the average life of our interest-earning assets.

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

Interest Rate Risk. Interest rate sensitivity refers to the change in earnings and cash flows that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, primarily LIBOR and treasury rates. At September 30, 2007, our primary sensitivity to interest rates related to the income we earned on a portion of our $357.7 million of floating rate real estate loans and the interest expense incurred on $1.1 billion of floating rate debt, all tied to LIBOR. We have further mitigated our exposure to changes in interest rates by entering into pay-fixed interest rate swaps. The following table presents our pay-fixed interest rate swaps related to our existing indebtedness, including the CDOs, and future anticipated indebtedness as of September 30, 2007.

Trade Date	Effective Date	Initial Notional Balance	Ending Notional Balance	Fair Value at September 30, 2007	Fair Value at December 31, 2006	Termination Date	Pay-Fixed Interest Rate
October 2005	November 2005	$109,977	$5,697	$232	$960	June 2015	4.9%
September 2006	October 2006	386,324	219,929	(1,402)	171	August 2016	5.1%
September 2006	October 2009	—	80,071	408	5	August 2016	5.2%
February 2007	October 2007	—	86,324	(583)	—	October 2014	5.1%
January 2007	November 2007	100,000	100,000	(1,852)	—	December 2016	5.3%
February 2007	November 2007	45,000	45,000	(177)	—	September 2016	5.0%
February 2007	November 2007	26,000	26,000	(117)	—	February 2017	5.1%
March 2007	November 2007	40,000	40,000	90	—	January 2017	5.0%

		$707,301	$603,021	$(3,401)	$1,136

The existence of our interest rate swaps entered into in connection with our existing indebtedness including our floating rate liabilities, CDOs, and future indebtedness mitigate the impact of an interest rate increase on our net earnings and cash flow. As a result of and due to floating rates on our real estate loans, changes in interest rates will generally impact our net income. All of our floating rate assets and liabilities are tied to LIBOR or the applicable base rate subject to certain caps or limitations. The following table shows the estimated change in net income for a 12-month period based on changes in the applicable LIBOR rates applied to floating rate assets, liabilities and interest rate swaps effective and outstanding as of September 30, 2007.

LIBOR Rate Change (Basis Points)	Estimated Increase (Decrease) in Net Income Over 12 Months
	September 30, 2007 (1)	December 31, 2006
	(in thousands)
-200	$681	$(72)
-100	340	(36)
100	(340)	36
200	(659)	(12)

(1)	Includes the effect of changes in interest rates with respect to four forward starting interest rate swaps with a total notional balance of $211.0 million outstanding at September 30, 2007 but effective starting November 2007 to hedge the risk of interest related cash outflows on existing and forecasted issuance of debt.

Interest rate changes may also affect the fair value of our CMBS investments, real estate loans, real estate assets and derivatives.

Credit Risk. Our portfolio of commercial real estate loans and securities is subject to a high degree of credit risk. Credit risk is the exposure to loss from debtor defaults. Default rates are subject to a wide variety of factors, including, but not limited to, property performance, property management, supply and demand factors, construction trends, consumer behavior, regional economics, interest rates, financing costs and the availability of financing generally, the strength of the United States economy and other factors beyond our control.

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

We generally assume that substantially all of the principal of a non-rated CMBS security and in some cases portions of the B rated CMBS securities will not be recoverable over time. The timing and the amount of the loss of principal are the key assumptions to determine the economic yield of these securities. Timing is of paramount importance because we will assume substantial losses of principal on the non-rated securities and in some cases portions of the B rated CMBS securities, therefore the longer the principal balance remains outstanding the more interest the holder receives to support a greater economic return. Alternatively, if principal is lost faster than originally assumed, there is less opportunity to receive interest and a lower return or loss may result.

If actual principal losses on the underlying loans exceed assumptions, the higher rated securities will be affected more significantly as a loss of principal may not have been assumed. We expect that a substantial portion of the principal, and in some cases all of the principal, will be recovered with respect to CMBS investments rated B or higher.

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

We will also invest in commercial real estate loans, primarily mezzanine loans, bridge loans, B-notes, loans to real estate companies, whole mortgage loans, first mortgage loan participations and net leased real estate. We may also invest in single-family residential mortgages and related securities although we have not done so. These investments will be subject to credit risk. The extent of our credit risk exposure will be dependent on risks associated with commercial and residential real estate. Property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; increases in operating expenses (such as energy costs); and the availability and cost of financing. In the event a borrower’s net operating income decreases, the borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

Recent Events

Real Estate Loan Repayments

Subsequent to September 30, 2007 and through November 6, 2007, we received $5.7 million of aggregate repayments on outstanding principal balances on real estate loans with an aggregate outstanding principal balance of $34.9 million at September 30, 2007.

Financing

Subsequent to September 30, 2007 and through November 6, 2007, we made payments of $13.9 million under our repurchase agreements related to margin calls on collateral.

On November 6, 2007, we provided written notice and made necessary payments to Goldman Sachs to exercise our second extension option extending the repurchase agreement facility for an additional three months until April 1, 2008.

Other

On October 30, 2007, we sold 50% of our interest in the portfolio of our net leased real estate assets. The interest was sold for $39.2 million, and no gain or loss is expected to be recognized on the transaction. We will earn an ongoing management fee for the management of these assets.

On October 31, 2007, we paid dividends of $11.6 million, or $0.45 per share of common stock, to shareholders of record on September 28, 2007.

Subsequent to September 30, 2007, we were notified of the default of 7 multi-family loans, serving as collateral for five different CMBS investments. The total unpaid principal balance on such loans is approximately $122 million, representing approximately 1.2% of the total loan balance collateralizing the five related CMBS investments in which we have an interest. We are evaluating the impact, if any, of such defaults on our future loss and cash flow projections on such CMBS investments.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

JER INVESTORS TRUST INC.
(Registrant)

By:	/s/ Joseph E. Robert, Jr.
Name:	Joseph E. Robert, Jr.
Title:	Chief Executive Officer and Chairman of the Board
Date:	November 9, 2007

By:	/s/ Tae-Sik Yoon
Name:	Tae-Sik Yoon
Title:	Executive Vice President, Chief Financial Officer and Treasurer
Date:	November 9, 2007