Form 10-K
period 2007-12-31
JER Investors Trust Inc
filed 2008-04-01
CIK 1294017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s 23,263,925 voting common stock, par value of $0.01 per share, held by non-affiliates of the registrant as of June 30, 2007 was $348,958,875 based upon the closing price of $15.00 per share on the New York Stock Exchange composite tape on such date. As of March 26, 2008, the registrant had issued and outstanding 25,901,035 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”), to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are subject to various risks and uncertainties, including without limitation, statements relating to the performance of the investments of JER Investors Trust Inc. (the “Company”) and the Company’s financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company’s actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on the Company’s operations and future prospects include, but are not limited to:

•	changes in economic conditions generally and the real estate and capital markets specifically;

•	legislative and regulatory changes (including changes to laws governing the taxation of real estate investment trusts);

•	availability of capital to the Company;

•	the Company’s ability to maintain existing and obtain future financing arrangements;

•	the Company’s ability to maintain adequate liquidity, including satisfying margin call requirements and meeting distribution requirements to maintain its REIT status;

•	changes in interest rates and interest rate spreads, including credit spreads;

•	changes in generally accepted accounting principles or interpretations thereof;

•	market trends;

•	policies and rules applicable to real estate investment trusts;

•	application and interpretation of the rules and regulations of the Investment Company Act of 1940; and

•	other factors as may be detailed from time to time in the Company’s public announcements and Securities and Exchange Commission filings.

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

ii

PART I

ITEM 1.    BUSINESS

General

JER Investors Trust Inc. is a specialty finance company organized by J.E. Robert Company, Inc. (the “J.E Robert Company”), primarily to originate and acquire real estate debt securities and loans and fee interests in net leased real estate assets. We were formed in April 2004 and we completed our initial public offering in July 2005. We are externally managed and advised by JER Commercial Debt Advisors LLC, an affiliate of J.E. Robert Company. J.E. Robert Company and its affiliates are a fully integrated real estate investment management firm. We capitalize on the knowledge and substantial resources of J.E. Robert Company and its affiliates and take advantage of the growing volume and complexity of commercial real estate structured finance products by investing primarily in loans and debt securities that we believe will yield the highest risk-adjusted returns. Our target investments include commercial real estate structured finance products such as commercial mortgage backed securities (commonly known as CMBS), mezzanine loans and B-Note participations in mortgage loans, as well as whole commercial mortgage loans, loans to real estate companies, preferred equity, and net leased real estate. Although we have not done so to date, we may also invest in residential mortgages and related securities. We pursue a selective investment strategy, targeting specific transactions based on an analysis of debt structure and taking into account the underlying real estate and borrower credit risk. We are organized and conduct our operations in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

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

Since 1991, J.E. Robert Company has served as the special servicer or asset manager on numerous securitized pools of non-performing and performing commercial loans. The primary function of the special servicer is to manage any loans that default or become delinquent at their maturity. Accordingly, the special servicer function is critical with respect to maximizing the return of principal and interest from the underlying loans. J.E. Robert Company currently has the highest special servicer ratings of “CSS1” and “strong” from Fitch Investors Service, Inc. and Standard & Poor’s rating services, respectively. J.E. Robert Company is currently the special servicer for 21 of the 26 CMBS pools in which we have made investments as of December 31, 2007.

During the second half of 2007 and through the first quarter of 2008, severe credit and liquidity issues in the subprime residential lending and single family housing sectors negatively impacted the asset-backed and corporate fixed income markets, as well as the equity securities of financial institutions, homebuilders and real estate companies. As the severity of residential sector issues increased, nearly all securities markets experienced substantially decreased liquidity and greater risk premiums as concerns about the outlook for the U.S. and world economic growth increased. These concerns continue and risk premiums in many capital markets remain at or near all-time highs with liquidity extremely low compared to historical standards or virtually non-existent. As a result, most commercial real estate finance and financial services industry participants, including us, have curtailed new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, we are focused on actively managing credit risk and maintaining liquidity.

Our Investment Strategy

Our strategy is to hold a diversified portfolio of commercial real estate debt investments, including CMBS, mezzanine loans, B-Notes, whole commercial mortgage loans, first mortgage loan participations and net leased real estate assets. We also intend to invest in preferred equity and loans to real estate companies. Although we have not done so to date, we may also invest in residential mortgages and related securities. Our strategy is to maximize the difference between the yields on our investments and the cost of financing these investments. We actively manage our assets with goals of generating cash available for distribution, facilitating capital appreciation and providing attractive total returns to our stockholders.

We invest in commercial real estate structured finance products that provide rates of return that we believe are appropriate taking into account the underlying real estate and credit risk. Our investments generally are secured, directly or indirectly, by individual real estate properties or pools of properties that generally provide loan to value ratios in the range of approximately 60% to 95% at the time we acquire or originate them.

We finance our investments through a variety of techniques including repurchase agreements, secured and unsecured credit facilities, collateralized debt obligations, or CDOs, and other structured financings. In addition, we employ a match-funded debt strategy through the use of hedging instruments such as interest rate swaps, caps, or a combination thereof which allows us to reduce the impact of changing interest rates on our cash flow and earnings.

We selectively pursue investments where we believe cash flows have been mispriced, including the purchase of discounted securities in sectors that have fallen out of favor due to economic pressures, regulatory issues or illiquidity. We acquire assets primarily for income. Through our management agreement with JER Commercial Debt Advisors LLC, our manager, we draw on J.E. Robert Company’s and its affiliates’ expertise and significant business relationships with participants in the real estate securities industry to enhance our access to these investments, which may not be broadly marketed.

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

Our Investment Guidelines

Our board of directors has adopted the following guidelines for our investments and borrowings and we will follow such guidelines unless waived or changed, subject to approval by the board of directors:

•	no investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes;

•	no investment shall be made that would cause us to be regulated as an investment company under the Investment Company Act;

•	no more than 20% of our equity, determined as of the date of each investment, shall be invested in any single asset unless waived by our independent board of directors;

•

our debt-to-equity ratio, calculated based on total liabilities divided by stockholders’ equity (excluding the effects of accumulated other comprehensive income (loss)), generally shall be between approximately four-to-one and six-to-one, depending on the characteristics of our portfolio;

•

we shall not co-invest with our manager or any of its affiliates unless our investment committee determines that (i) the co-investment is otherwise in accordance with these investment guidelines and (ii) the terms of the co-investment are at least as favorable to us as to our manager or the affiliate (as applicable) making such co-investment; and

•	no more than 10% of our equity, determined as of the date of an investment, shall be invested in assets located outside of the United States or in non-U.S. dollar denominated securities.

Targeted Investments

Our investment program focuses on the following real estate products:

•	CMBS;

•	mezzanine loans;

•	B-Notes;

•	mortgage loans;

•	net leased real estate assets;

•	bridge loans;

•	preferred equity; and

•	loans to real estate companies.

Although we have not done so to date, we may also invest in residential mortgages and related securities. Various types of real property or ownership interests in entities that own real property will serve as the underlying collateral for our investments, including retail property, offices, industrial properties, apartments, condominiums, specialty-use real estate assets including healthcare facilities, educational facilities, hotels and land. We have provided or may in the future provide loans to all kinds of borrowers, including corporations, partnerships, individuals and special purpose entities. We have no current plans to invest in non-U.S. denominated securities but may decide to invest in such securities in the future. Although we intend to invest as described herein, our actual investment allocations depend on changing market conditions. As a result, we cannot predict with any certainty the percentage of our assets that will be invested in each category at any given time.

Many of these asset classes may also be suitable investments for one or more of the private equity funds managed by J.E. Robert Company and its affiliates, which we refer to as JER Funds, or other existing or future investment entities controlled by J.E. Robert Company and its affiliates, giving rise to potential conflicts of interest.

We seek to identify those opportunities available in the market that can be acquired at attractive pricing and that provide opportunities to manage corresponding liabilities to mitigate financial risks. We purchase and originate mortgage loans and our manager or J.E. Robert Company services our investments. We believe the competition, investment underwriting analysis, risk and profit margin and collateral evaluation for originated loans and purchased loans are similar. Mortgage loans that we originate are generally sourced through direct relationships with owners and operators of real estate which have been developed by J.E. Robert Company. Loans that we purchase are sourced through our manager’s and J.E. Robert Company’s direct relationships with loan sellers, including investment banks, commercial banks, brokerage firms and life insurance companies.

J.E. Robert Company and its affiliates currently manage and invest in other real estate-related investment entities. Our chairman and chief executive officer and two members of our board and each of our executive officers also serve as officers of our manager and other J.E. Robert Company affiliates. Certain senior officers of J.E. Robert Company, some of whom are also our officers and directors, and their affiliates beneficially own all of the outstanding membership interests of our manager. In addition, affiliates of J.E. Robert Company, in their capacity as general partners of the JER Funds, are currently in the process of making investments in a wide range of commercial real estate equity and debt assets for various JER Funds.

As of December 31, 2007, our investments consisted of the following:

	Amortized Cost	Carrying Value	Allocation by Investment Type	Weighted Average Yield based on Cost

CMBS
Investment grade (BBB rated)	$131,481	$84,650	6.7%	6.3%
Non-investment grade (BB, B, NR rated)	866,406	632,790	50.4%	9.0%

Total CMBS	997,887	717,440	57.2%	8.7%
Real estate loans held for sale
Mezzanine loans	75,507	65,625	5.2%	8.5%
Acquired whole loans	111,291	107,507	8.6%	5.8%
Acquired first mortgage loans	48,667	48,467	3.9%	7.9%

Total real estate loans held for sale	235,465	221,599	17.7%	7.1%
Real estate loans held for long-term investment
Mezzanine loans	227,657	227,657	18.1%	8.0%
Acquired first mortgage loans	47,077	47,077	3.8%	7.3%

Total real estate loans held for long-term investment	274,734	274,734	21.9%	7.9%
Unconsolidated joint ventures	40,764	40,764	3.2%	13.8%

Total investments	$1,548,850	$1,254,537	100.0%	8.4%

The weighted average yield represents the expected yield to maturity by investment type based on the amortized cost of such investments at December 31, 2007. The aggregate sum of interest income for each investment type is divided by the net cost basis at December 31, 2007 for the investment type.

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

The securitization process is governed by one or more of the rating agencies (Fitch, Moody’s and Standard & Poor’s), which determine the respective bond class sizes, generally based on a sequential payment structure. Bonds that are rated from AAA to BBB by the rating agencies are considered “investment grade.” Bond classes that are subordinate to the BBB class are considered “non-investment grade.” The respective bond class sizes in a securitization are determined based on the review of the underlying collateral by the rating agencies. The payments received from the underlying loans are used to make the payments on the CMBS. Based on the sequential payment priority, the risk of nonpayment for AAA-rated CMBS is lower than the risk of non-payment for non-investment grade bonds. Accordingly, the AAA-rated class is typically sold at a lower yield compared to the non-investment grade classes, which are sold at higher yields. We have historically and continue to expect to invest primarily in the BBB and non-investment grade CMBS classes.

Each securitization typically requires the owner of the most subordinate CMBS class to appoint a special servicer. The primary function of the special servicer is to manage any loans that default prior to maturity or become delinquent at maturity. Accordingly, the special servicer function is critical with respect to maximizing the return of principal and interest from the underlying loans.

An affiliate of our manager, J.E. Robert Company, has been a special servicer since 1991, and has been engaged as special servicer or asset manager on numerous securitized transactions. Typically, the governing documents of a securitization require that the special servicer be approved by one or more of the rating agencies. J.E. Robert Company currently has the highest special servicer ratings from Fitch and S&P, based on analyses of its staff expertise, reviews of its policies and procedures and evaluations of the quality of its resolution results. With respect to those securitization transactions where we control the non-investment grade CMBS and have the right to appoint the special servicer, we have appointed J.E. Robert Company as special servicer. J.E. Robert Company is currently the special servicer for 21 of the 26 CMBS pools in which we have made investments as of December 31, 2007.

Mezzanine Loans

We originate and invest in mezzanine loans (including mezzanine construction loans) to owners of real property encumbered by first lien mortgages, in which case our mezzanine loans generally are secured by junior liens on the subject properties and/or by liens on the partnership or membership interests in the borrower’s property-owning entities. Subject to negotiated contractual restrictions, the mezzanine lender generally has the right, following foreclosure, to become the sole indirect owner of the property subject to the lien of the primary mortgagor. Mezzanine debt can also be either junior or senior, denoting the collateral priority that may apply.

We structure our mezzanine loans so that we receive a stated fixed or variable interest rate on the loan. Our mezzanine loans may have prepayment lockouts, origination fees, deferred interest, penalties, exit fees, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment.

B-Notes

We may invest in B-Notes generated from structured transactions that may or may not be rated by a recognized rating agency. B-Notes are junior participations in a first mortgage loan on a single property or group of related properties. The senior participation is known as an “A-Note.” An individual loan may have multiple B-Notes. Although a B-Note may be evidenced by its own promissory note, it shares a single borrower and mortgage with the A-Note and is secured by the same collateral. B-Note lenders have the same obligations, collateral and borrower as the A-Note lender, but in most instances are contractually limited in rights and remedies in the event of a default. The B-Note is subordinate to the A-Note by virtue of a contractual or intercreditor arrangement between the A-Note lender and the B-Note lender. For the B-Note lender to actively pursue its available remedies (if any), it must, in most instances, purchase the A-Note, or maintain its performing status in the event of a default on the B-Note. The B-Note lender may in some instances require a security interest in the stock or partnership interests of the borrower as part of the transaction. If the B-Note holder can obtain a security interest, it may be able to accelerate gaining control of the underlying property, subject to the rights of the A-Note holder. Both A-Notes and B-Notes are senior to the mezzanine debt tranches described above, though B-Notes may be junior to another junior participation in the first mortgage loan.

B-Notes share certain credit characteristics with subordinated CMBS, in that both reflect an interest in a first mortgage and are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding senior securities or the A-Notes. As opposed to a typical CMBS secured by a large pool of mortgage loans, B-Notes typically are secured by a single property or single portfolios of properties, and the associated credit risk is concentrated in that single property or single portfolios of properties. B-Notes also share certain credit characteristics with second mortgages, in that both are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or the A-Note. We may acquire B-Notes in negotiated transactions with the originators on large single and portfolio private debt placements, as well as in the secondary market. The B-Note market has grown substantially in recent years with the expansion of the securitization market, and J.E. Robert Company and its affiliates have established relationships with many of the primary originators of B-Note products, which we believe gives us access to investment opportunities from these parties.

Mortgage Loans

We originate and invest in mortgage loans that we originate directly or that we purchase from various sellers, including investment banks, life insurance companies, commercial banks, brokers and other owners. These loans are generally secured by commercial or residential properties in the United States in which we believe we can achieve attractive risk adjusted returns. These loans typically have maturities ranging from one to ten years. We may also acquire portfolios of performing mortgages at a discount where we believe we can achieve appropriate risk adjusted returns.

Net Leased Real Estate Assets

We invest in net leased real property and also consider larger transactions involving portfolios of net leased assets, taking into account concentration issues with tenants and the residual value of the underlying assets. We also may buy mortgage loans secured by real estate under long-term leases to credit worthy tenants. These generally include portfolios of amortizing mortgage loans or mortgage loans in which some residual risk exists at the end of the term of the loan. These portfolios may include geographically diverse tenants and borrowers.

Bridge Loans

We may offer bridge loans to borrowers who are seeking short-term capital typically to be used in an acquisition of real estate. The bridge loans we originate will predominantly be secured by first mortgage liens on the property and contemplate a takeout with the borrower, using the proceeds of a conventional mortgage loan to repay our bridge loan. We may also receive origination fees and other deferred compensation in connection with our bridge loans. We believe providing these bridge loans leads to future investment opportunities for us, including mortgage loans, mezzanine debt and preferred equity investments.

Preferred Equity

We may make preferred equity investments in property-owning entities, generally in situations where the borrower’s capital structure does not allow for secured mezzanine financing because of restrictions imposed by senior lenders or other debt covenants. These investments are unsecured. Although preferred equity holders do not have priority relative to creditors, preferred equity holders have a prior claim relative to the common equity on cash flow and/or capital event proceeds, and often have covenant protections, such as negative pledges and overall debt limitations, to protect their equity position. These investments are generally priced in a manner similar to a mezzanine investment, though often with a premium because of the lack of collateral. Should an event of default occur, preferred equity holders have the right to replace junior equity holders to become the primary owner of the property subject to the lien of the primary mortgage. Like true owners, preferred equity investors have the option to support the loan during temporary cash flow shortfalls and dilute other common equity holders. We may also be able to negotiate special voting rights to help mitigate risks.

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

Investments in Joint Ventures and Funds

We may also invest in joint ventures or funds that invest primarily in the investments described above.

Our Investments

CMBS. Following is a summary of our CMBS investments as of December 31, 2007:

	As of December 31, 2007
Security Description	Face Amount	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
			Gains	Losses		Coupon	Yield (cost)	Term (yrs)
Investment Grade (BBB)	$135,602	$131,481	$—	$(46,831)	$84,650	5.8%	6.3%	9.6
Non-Investment Grade (BB, B, NR)	1,626,555	866,406	2,617	(236,233)	632,790	5.1%	9.0%	10.3

Total CMBS	$1,762,157	$997,887	$2,617	$(283,064)	$717,440	5.1%	8.7%	10.2

During the year ended December 31, 2007, we invested a total of $222.8 million, prior to closing credits, in five newly issued conduit transactions. The CMBS bonds are rated BBB- and below with loss-adjusted yields based on cost ranging from 6.0% to 10.1%.

As of December 31, 2007, the mortgage loans in the underlying collateral pools for all CMBS were secured by properties of the types and at the locations identified below:

Location(1)	Percent of Total	Property Type(1)	Percent of Total
California	14.8%	Retail	29.0%
New York	10.4%	Office	31.8%
Texas	6.6%	Residential(2)	15.4%
Florida	5.6%	Hospitality	6.9%
Virginia	4.8%	Industrial	5.2%
Other(3)	56.9%	Other (3)	10.8%
Re-REMIC(4)	0.9%	Re-REMIC(4)	0.9%

Total	100.0%	Total	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans in our CMBS investments. Classifications are based on the National Council of Real Estate Investment Fiduciaries’ (“NCREIF”) standard categories.
(2)	Residential primarily consists of multi-family apartment buildings, mobile home parks, and student housing.
(3)	No other individual state or property type comprises more than 4.0% of the total as of December 31, 2007 and 2006.
(4)	The Company’s investment in a Re-REMIC backed by CMBS from 41 previous conduit securitizations is not included in the above categories due to the stratification information on the original loan collateral not being meaningful.

As of December 31, 2007, our CMBS investments were financed through CDO’s and repurchase agreements as follows. For the CMBS investments financed via repurchase agreements, total borrowings outstanding at December 31, 2007 were $96.1 million.

	As of December 31, 2007
Financing Source	Face Amount	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Weighted Average Yield Based on Cost
CDO	$1,309,052	$788,047	$562,056	$(225,991)	8.6%
Repurchase agreement	384,560	196,189	143,022	(53,167)	8.2%
Unlevered	68,546	13,651	12,362	(1,289)	20.5%

	$1,762,158	$997,887	$717,440	$(280,447)	8.7%

Real Estate Loans. The following table sets forth information regarding our real estate loans as of December 31, 2007:

	As of December 31, 2007
Description	Unpaid Principal Balance	Amortized Cost	Carrying Value	Weighted Average Effective Interest Rate Based on Cost	Range of Initial Maturity Dates
Real estate loans, held for long-term investment
First mortgage loan participations	$47,077	$47,077	$47,077	7.3%	February 2009
Mezzanine loans	227,923	227,657	227,657	8.0%	August 2008 - June 2009

	$275,000	$274,734	$274,734	7.9%

Real estate loans, held for sale
Whole mortgage loans	110,000	111,291	107,507	5.8%	December 2016 - January 2017
First mortgage loan participations	48,860	48,667	48,467	7.9%	February 2009 - June 2011
Mezzanine loans	79,089	75,507	65,625	8.5%	March 2008 - December 2016

	$237,949	$235,465	$221,599	7.1%

As of December 31, 2007, the mortgage loans in the underlying collateral pools for all real estate loans were secured by properties of the types and at the locations identified below:

Location	Percent of Total	Property Type	Percent of Total
New York	35.0%	Hospitality	34.8%
Florida	15.9%	Office	24.6%
Hawaii	8.0%	Retail	15.6%
California	6.6%	Multifamily	13.1%
Texas	4.7%	Multi-use	6.3%
Other	29.8%	Healthcare	5.6%

Total	100.0%	Total	100.0%

As of December 31, 2007 and 2006, the Company’s real estate loans were financed through CDO’s and repurchase agreements as follows. For the real estate loans financed via repurchase agreements, total borrowings outstanding at December 31, 2007 were $165.8 million.

	As of December 31, 2007
Financing Source	Unpaid Principal Balance	Amortized Cost	Carrying Value	Weighted Average Interest Rate Based on Amortized Cost
Real estate loans held for sale
Repurchase agreement	$230,758	$228,274	$214,408	6.6%
Unlevered	7,191	7,191	7,191	23.2%

	$237,949	$235,465	$221,599	7.1%

Real estate loans held for long-term investment
CDO	$275,000	$274,734	$274,734	7.9%

	$275,000	$274,734	$274,734	7.9%

Our mezzanine loans generally are secured by a pledge, directly or indirectly, of the equity interests in the borrower’s property-owning entities.

We have classified seven real estate loans not held as collateral by CDO I or CDO II which were previously classified as held to maturity as held for sale as of December 31, 2007 in order to provide a potential source of additional liquidity for general corporate purposes including debt repayment and acquisitions, among other items. As a result, these loans have been marked to the lower of cost or market value, on an individual loan basis, resulting in an unrealized loss of $13.9 million during the year ended December 31, 2007 which is reflected in the consolidated statement of operations. Although the real estate loans held for sale were in an unrealized loss position at December 31, 2007, these loans were not considered impaired as all required payments are still expected to be received based on the loans contractual terms. These loans had a face amount of $237.9 million with an unamortized cost basis of $235.5 million, an estimated fair value of $221.6 million, and outstanding repurchase agreement borrowings of $165.8 million, as of December 31, 2007.

During the year ended December 31, 2007, the Company invested $167.8 million, net of $2.2 million in net discounts, in three fixed rate real estate loans. The loans bear interest ranging from 5.8% to 6.4% and have maturity dates between December 2016 and January 2017. In addition, during the year ended December 31, 2007, the Company invested $245.2 million, net of $0.6 million in discounts, in seven floating rate real estate loans. The loans bear interest based on LIBOR plus a spread ranging from 1.8% to 3.5% and have initial maturity dates between February 2009 and June 2011.

During the year ended December 31, 2007, the Company received repayments of $191.2 million related to outstanding principal balances on certain real estate loans. In connection with certain loan repayments totaling $76.2 million during the year ended December 31, 2007, the Company received $0.5 million in contractually scheduled interest income in accordance with the loan agreements.

Net Leased Real Estate Assets. On December 22, 2006, we acquired a portfolio of six net leased real estate assets through a sale-leaseback transaction, and on June 29, 2007, we acquired an additional six net leased real estate assets for an aggregate purchase price of $38.7 million increasing our total cost basis to $77.5 million. On October 30, 2007 we sold a 50% interest in the entity that owns all twelve of the net leased real estate assets for $39.2 million. The sale resulted in no gain or loss. As a result, as of December 31, 2007, we owned 50% of the equity interests in JERIT CS Fund I (the “Joint Venture”) which owns the twelve net leased real estate assets and we account for this investment on the equity method of accounting. The Joint Venture agreement provides for a division of cash on a 50%-50% basis between us and the Joint Venture partner. A wholly-owned subsidiary of the Company provides asset management services to the Joint Venture entity for a management fee equal to 1.875% of the annual rent on the net leased real estate assets. All major decisions require Joint Venture partner approval. During the year ended December 31, 2007, we recognized $25 of management fees from the joint venture entity which is recorded in other income on the accompanying consolidated statement of operations.

The Joint Venture has leased the twelve assets pursuant to a single master lease with one tenant, and the lease has an initial lease term of twenty-five years. At the conclusion of the lease term, the lease agreement provides several options to the parties involved, including a put/call option and the extension of the lease term at the option of the lessee for an additional ten years. In addition, the lease agreement requires minimum rental payments with annual rent escalations beginning in the third year of the lease equal to the greater of 3% or CPI. The Joint Venture accounts for this lease as an operating lease under SFAS No. 13.

On March 25, 2008, we signed a definitive agreement to sell our remaining interest in the Joint Venture for approximately $39.5 million. The sale is scheduled to close in early April 2008, however there are no assurances that the transaction will be completed on the terms agreed to, or at all.

Investment in US Debt Fund. On December 11, 2007, we and JER Fund IV, an investment fund managed by the J.E. Robert Company, entered into a limited partnership agreement pursuant to which we and JER Fund IV agreed to co-manage a new private equity fund, known as JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”). The California Public Employees’ Retirement System committed $200.0 million and we and JER Fund IV each committed $10.0 million to the US Debt Fund. We account for our investment in the US Debt Fund under the equity method of accounting.

The US Debt Fund will invest in loans secured, directly or indirectly, by real estate, including, B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products such as CMBX and credit default swaps (the “Targeted Investments”). Excluded investments from the US Debt Fund include non-performing loans, fee-simple ownership interests, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by us or JER Fund IV, and net leased real estate assets.

Targeted Investments that meet the investment guidelines of the US Debt Fund are allocated directly and exclusively by J.E. Robert Company to the US Debt Fund until the earlier of April 11, 2008 or the date on which 90% of the US Debt Fund’s committed capital has been invested or otherwise committed. Thereafter, if the US Debt Fund is not fully invested or committed and through the earlier of December 11, 2008 or until 90% of the US Debt Fund’s committed capital has been invested or otherwise committed, we and/or JER Fund IV will be permitted to share Targeted Investments on a 50%-50% pari passu basis with the US Debt Fund.

Other investments. We had no B-Notes, bridge loans, preferred equity, or loans to real estate companies at December 31, 2007.

Capital and Leverage Policies

We seek to enhance returns to stockholders’ through the use of leverage, with an overall target debt-to-equity ratio, calculated as total liabilities divided by stockholders’ equity (excluding the effects of accumulated other comprehensive income (loss)) for our company between approximately four-to-one and six-to-one, depending on the characteristics of our portfolio. We may leverage individual investments at substantially higher levels. Our financing strategy focuses on the use of match-funded financing structures. This means that we seek to match the maturities of our financial obligations with the maturities of our investments, thus reducing the risk of refinancing the assets. In addition, we seek to match fund our assets with like-kind debt (i.e., fixed-rate assets are financed with fixed-rate debt or floating rate debt that has been swapped to fixed rate payments, and floating-rate assets are financed with floating-rate debt), through the use of hedges such as interest rate swaps and caps, or through a combination of these strategies. This strategy is designed to reduce the impact of changing interest rates on our cash flows and earnings. In this regard, we seek to utilize securitization structures, particularly collateralized debt obligations, or CDOs, as well as other match-funded financing structures to the extent such vehicles are available in the market. CDOs are multiple class debt securities, or bonds, secured by pools of assets, such as mortgage backed securities, B-Notes, and other mortgage assets. Like typical securitization structures, in a CDO (i) the assets are pledged to a trustee for the benefit of the holders of the bonds, (ii) one or more classes of the bonds are rated by one or more rating agencies and (iii) one or more classes of the bonds are marketed to a wide variety of investors, which has historically enabled CDO sponsors to achieve a relatively attractive cost of long-term financing.

Collateralized Debt Obligations. To the extent available in the market, we believe that CDO financing structures are an appropriate financing vehicle for our targeted asset classes because they enable us to lock in a long-term cost of funds and minimize the risk that we will have to refinance our liabilities prior to the maturities of our investments. At December 31, 2007, we had the following CDO notes payable:

Bond Class	Rating(1)	Issuance Date	Outstanding Notes Payable at December 31, 2007	Weighted Average Interest Rate	Weighted Average Life of Notes	Fixed/Floating
CDO I
A	AAA	November 2005	$81,725	5.3%	7.17	Floating
B-1	AA	November 2005	38,130	5.5%	7.71	Fixed
B-2	AA	November 2005	37,500	5.5%	7.71	Floating
C	A	November 2005	48,400	5.7%	7.89	Fixed
D	BBB	November 2005	46,500	6.4%	7.89	Fixed
E	BBB-	November 2005	14,000	7.0%	7.89	Fixed

Total			266,255	5.7%	7.62

CDO II
A	AAA	October 2006	360,164	5.2%	7.41	Floating
B-FL	AA	October 2006	120,055	5.4%	9.01	Floating
C-FX	A+	October 2006	17,000	5.7%	9.16	Fixed
C-FL	A+	October 2006	43,028	5.5%	9.16	Floating
D-FX	A	October 2006	20,000	5.9%	9.16	Fixed
D-FL	A	October 2006	28,022	5.6%	9.16	Floating
E-FX	A-	October 2006	10,000	6.0%	9.16	Fixed
E-FL	A-	October 2006	20,014	5.7%	9.16	Floating
F-FL	BBB+	October 2006	40,818	6.4%	9.16	Floating
G-FL	BBB	October 2006	36,017	6.9%	9.16	Floating
H-FL	BBB	October 2006	13,206	7.4%	9.16	Floating

Total			708,324	5.5%	8.24

Totals			$974,579	5.6%	8.07

(1)	Rating based on Fitch index as of December 31, 2007.

On January 16, 2008, Fitch Ratings announced that it had revised its surveillance review methodology for U.S. CMBS B-piece resecuritizations and placed 188 tranches from 18 transactions on Rating Watch Negative, including 14 tranches within CDO II that were previously rated by Fitch Ratings. At this time, none of CDO II notes payable have been downgraded. Furthermore, none of our investments that serve as collateral for CDO II have been downgraded and the investments generally continue to perform consistently with our original underwriting.

Repurchase Agreements. We also use short-term financing, in the form of repurchase agreements, and may use bridge loans and bank warehousing facilities, as an intermediary step prior to the implementation of long-term match-funded financing. Leverage will be utilized for the sole purpose of financing our portfolio. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our leverage policy at any time. However, we intend to maintain an adequate capital base to protect against various business environments in which our financing and hedging costs might exceed interest income (net of credit losses) from our investments. These conditions could occur, for example, due to credit losses or when, due to interest rate fluctuations, interest rate increases on our investments lag behind interest rate increases on our borrowings, which are expected to be predominantly variable rate. As of December 31, 2007, we had the following repurchase agreements outstanding:

Lender	Facility Amount	Amount Outstanding at December 31, 2007	Interest Rate	Maturity Date	Collateral Type
Goldman Sachs	$250,000	$165,755	5.7%	October 1, 2009 (1)	Real estate loans
JP Morgan	250,000	18,759	6.0%	August 22, 2008(2)	CMBS
Liquid Funding/Bear Stearns	150,000	77,350	6.0%	March 12, 2008(3)	CMBS

	$650,000	$261,864	5.8%

(1)	The Goldman Sachs facility was amended in March 2008 and as a result the facility amount was reduced to $150 million, and the one eighteen-month extension option was replaced with six three-month extension options, which can extend the term through October 1, 2009.
(2)	The JP Morgan facility includes extension options that could extend the term through August 24, 2010, subject to approval by us and JP Morgan.
(3)	On March 12, 2008 the Liquid Funding facility was replaced by a new repurchase agreement facility with Bear Stearns International, Ltd (“Bear Stearns”) that provides available borrowing capacity of $25.0 million and matures on September 12, 2008.

During the first quarter of 2008, we had $65.8 million of margin calls on our repurchase agreements, of which $44.9 million were due to declines in the estimated fair value of collateral and $20.9 million were due to lower advance rates on such collateral. In addition, the Liquid Funding repurchase agreement matured on March 12, 2008 and we entered into a new $25.0 million repurchase agreement with Bear Stearns that matures on September 12, 2008. Below is a rollforward of repurchase agreement activity from December 31, 2007 through March 28, 2008:

	Amount Outstanding at December 31, 2007	Margin Calls		Transfers	Paydowns	Amount Outstanding at March 28, 2008
Lender		Fair Value Change	Advance Rate Change
JP Morgan	$18,759	$(5,710)	$—	$22,239		$35,288
Goldman Sachs	165,755	(21,379)	(1,500)		(108)	142,768
Liquid Funding/Bear Stearns	77,350	(17,760)	(19,349)	(22,239)		18,002

	$261,864	$(44,849)	$(20,849)	$—	$(108)	$196,058

As a result of the announcement on March 17, 2008 regarding the pending acquisition of Bear Stearns by JP Morgan, JP Morgan has guaranteed all of our Bear Stearns’ obligations. On March 17, 2008, we had an amortizing interest rate swap with a current notional balance of $340.0 million and a fair value of $(26.1) million and a repurchase agreement facility with outstanding borrowings of $18.0 million secured by various CMBS investments with Bear Stearns.

Junior Subordinated Debentures. In April 2007, we issued $60.0 million of trust preferred securities through our unconsolidated subsidiary (the “Trust”). Concurrently, we issued $61.9 million in junior subordinated debentures to the Trust and made a $1.9 million common equity investment in the Trust. The trust preferred securities have a 30-year term ending April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a fixed rate of 7.2%.

If we default in the payment of interest or principal on any debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt, requiring us to immediately repay all outstanding principal. If we are unable to make such payments, our lender could force us to sell our securities or foreclose on our assets pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any of these events would likely have a material adverse effect on the price of our common stock. As of December 31, 2007, we obtained waivers from our lenders with respect to certain tangible net worth covenants under the Goldman Sachs and JP Morgan facilities. As of December 31, 2007, we were in compliance with all covenants and requirements under our repurchase agreements, collateralized debt obligations and junior subordinated debentures. With the adoption of SFAS No. 159 effective January 1, 2008, we expect to remain in compliance with covenants of those facilities.

Credit and Interest Rate Risk Management

Our assets are exposed to various levels of credit risk, depending on the nature of the underlying assets and the nature and level of credit enhancements supporting such assets. We originate or purchase mortgage and mezzanine loans that meet minimum debt service coverage standards established by us. We review and monitor credit risk and other risks of loss associated with each investment. In addition, we seek to diversify our portfolio of assets to avoid undue geographic, issuer, industry and certain other types of concentrations. The risk management staff of J.E. Robert Company, which implements and monitors our interest rate risk management program, is overseen by the head of risk management for J.E. Robert Company. We have established a surveillance committee to monitor the overall investment portfolio risk and review loss provision levels.

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

The following table presents our pay-fixed interest rate swaps related to our CDOs and current short-term and anticipated future indebtedness as of December 31, 2007 and 2006, respectively:

Trade Date	Effective Date	Initial Notional Balance	Notional Balance at December 31, 2007	Ending Notional Balance	Fair Value at December 31, 2007	Termination Date	Pay-Fixed Interest Rate
October 2005	November 2005	$109,977	$109,977	$5,697	$(4,107)	June 2015	4.9%
September 2006	October 2006	386,324	340,047	219,929	(12,860)	August 2016	5.1%
September 2006	October 2009	—	—	80,071	(1,056)	August 2016	5.2%
February 2007	October 2007	—	46,277	86,324	(3,719)	October 2014	5.1%
January 2007	November 2007	100,000	100,000	100,000	(6,185)	December 2016	5.3%
February 2007	November 2007	45,000	45,000	45,000	(2,079)	September 2016	5.0%
February 2007	November 2007	26,000	26,000	26,000	(1,244)	February 2017	5.1%
March 2007	November 2007	40,000	40,000	40,000	(1,631)	January 2017	5.0%

		$707,301	$707,301	$603,021	$(32,881)

Investment Process

In making investment and management decisions on our behalf, our manager utilizes a carefully formulated strategy that begins with the sourcing of potential investments. We typically focus on investments from sources where J.E. Robert Company and its affiliates have a strategic advantage or a direct relationship with the counterparty. Our investment strategy is based on a very selective and disciplined approach that integrates J.E. Robert Company and its affiliates’ due diligence capabilities and detailed asset underwriting process as well as their substantial experience in successfully structuring complex investments with multiple real estate, financial, and legal issues.

Our Investment Committee. Our investment committee is comprised of Mark Weiss, our president and a member of our board of directors, Keith Belcher, vice chairman of our board of directors and executive vice president, Tae-Sik Yoon, our executive vice president, Daniel Ward, our secretary, Ed Ratinoff, managing director of the US funds business of the J.E. Robert Company and Frank Small, managing director of the US funds business of the J.E. Robert Company. Our investment committee has authority delegated by our board of directors to authorize transactions consistent with our investment guidelines. Any transaction deviating in a material way from these guidelines must be approved by our board of directors unless otherwise delegated by the board. In addition, transactions above a certain size must be approved by the Global Investment Committee of the J.E. Robert Company (the “Global Investment Committee”). Members of the Global Investment Committee include Michael Pralle, chairman of the investment committee and president and chief operating officer of the J.E. Robert Company, Joseph E. Robert, chief executive officer of the J.E. Robert Company, Mark Weiss, our president and member of the board of directors, Tae-Sik Yoon, our executive vice president, Daniel Ward, our secretary, Keith Belcher, vice chairman of our board of directors and executive vice president, Marcelo Horcel, managing director of Latin American investment management of the J.E. Robert Company, Alex Gilbert, managing director of US investment management of the J.E. Robert Company and Malcolm LeMay, president of the Eruopean funds business of the J.E. Robert Company.

The following is a description of our manager’s activities during each stage of the investment process:

Sourcing Potential Investment Opportunities. We believe our manager’s relationship with J.E. Robert Company provides us with a unique pipeline of investment opportunities. J.E. Robert Company has developed an extensive network of relationships in its 25-year history in the real estate business and seeks to source transactions for us through its network of relationships with commercial and investment banks, opportunity funds, institutional investors, operating partners, borrowers and brokerage companies. J.E. Robert Company’s staff of investment and asset management professionals have been very active in sourcing proprietary investment opportunities over the past fifteen years. The sellers are comprised primarily of investment banks, commercial banks and insurance companies. Because J.E. Robert Company and its affiliates have been active in the CMBS sector since the early 1990s and have established relationships with many of the issuers of CMBS through prior investments, partnerships and management activity, our manager is well positioned to pursue new issue opportunities on our behalf.

In addition, J.E. Robert Company’s prominence in real estate equity investment markets over the last fifteen years has positioned it well to originate mezzanine mortgage loan debt, as well as net lease transactions. We believe J.E. Robert Company’s core real estate competency, coupled with its structuring flexibility and creativity, give it an advantage in sourcing and originating net lease transactions and direct debt obligations.

Screening and Pursuit of Potential Transactions. All of our investments are screened prior to committing underwriting resources and are reviewed by our investment committee for conformity to our investment guidelines and overall suitability, including consideration of regulatory and portfolio risk management implications. A CMBS investment opportunity initially is screened based on the analysis of the asset composition of the underlying loan pool. Our manager utilizes a stress test analysis with respect to the debt service capacity of the assets and their ultimate ability to be refinanced. Based on the stress test results as well as our manager’s review of the specific product types and property locations, a preliminary loan loss estimate is derived, which is then evaluated against the proposed bond structure. Other factors that our manager considers include the reputation of the underwriters and issuers, the quality of the loan underwriting, the quality of the respective borrowers and the adequacy of the related loan documents. Once the transaction is screened, the purchase parameters are bid and negotiated, and our formal due diligence process is initiated.

In considering whether to acquire or make a loan investment, our manager performs certain due diligence tasks that reasonably may be expected to provide relevant and material information as to the value of the loan and whether we should acquire or originate the debt. In determining the price of a loan, our manager reviews and analyzes some or all of a number of factors, depending upon their expected materiality to the transaction. These factors may include market conditions (market interest rates, the availability of refinancing and economic, demographic, geographic, tax, legal and other factors). They may also include the yield to maturity of the loan, the liquidity of the loan, the extent of subordinate capital, the limitations on the obligations of the seller with respect to the loan, the rate and timing of payments to be made with respect to the loan, the underlying property securing the loan, the risk of adverse fluctuations in the market values of the underlying property as a result of economic or political events or governmental regulations, the historical performance and other attributes of the borrower or property manager responsible for managing the underlying property, relevant laws limiting actions that may be taken with respect to loans secured by real property or other ownership interests, and limitations on recourse against the borrowers following realization on the collateral, risks of timing with respect to loan prepayments, risks associated with geographic concentration of underlying assets, environmental risks, pending and threatened litigation, other liens and other issues relating to title, a prior history of defaults by affiliated parties on similar and dissimilar obligations and other factors.

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

As a result of the real estate review, a cash flow forecast for each collateral property is prepared and a valuation is assigned. The performance of the respective loan is then forecast and individual loan losses are projected with regard to some CMBS issuances, in particular on non-investment grade CMBS, which are priced on a risk adjusted basis. These calculations are affected by the securitization structure, which is evaluated, modeled and reviewed in order to evaluate the bond level cash flows. Sensitivity analysis is performed in consideration of differing levels and timing of loan losses, variances in the timing of loan payoffs or prepayments, loan extension scenarios and with respect to changing interest rates. In all cases, we consider the potential impact on the risk profile of our investment portfolio and the impact on cash flow after we implement financing at the company level, whether in the form of a CDO or some other debt instrument. Where certain assets within a securitization are deemed to constitute an excessive risk, they are either appropriately priced for, or the subject assets are rejected from the pool or further structured to mitigate the risk to us.

Investment Committee Participation. Following investment screening and initial due diligence, our investment committee reviews all potential transactions to consider REIT and Investment Company Act compliance issues as well as pricing, structuring, real estate and borrower risk, financing capability, hedging and portfolio risk management. Although we receive legal advice in connection with the acquisition of assets for which there is uncertainty with respect to the REIT rules and Investment Company Act treatment, we do not receive a legal opinion in connection with each acquisition. Following execution of a terms agreement with the counterparty, the investment committee supervises final due diligence to the extent applicable. Upon completion of due diligence and prior to making any binding debt commitments or investments, our investment committee considers the impact of any material findings on the transaction’s risk profile. Some investments may be presented to the Global Investment Committee and/or our independent board of directors for consideration. All completed transactions are then reported to our board of directors. Our independent directors must unanimously approve any transactions with and acquisitions from or sales to affiliates of J.E. Robert Company.

Closing. The CMBS closing process is extensive due to the documentation associated with the bond issuance, including the loan sale agreement, the various trust documents and the associated servicing agreement. Included in the servicing documentation is the pooling and servicing agreement, which governs the responsibilities of the special servicer. J.E. Robert Company has established relationships with counsel and has streamlined the closing process in order to minimize the associated cost, while achieving the requisite document provisions.

Non-CMBS closings are completed to the extent possible on our own standard documentation, but many debt investments are made on documents specific to that transaction. Those documents are negotiated by our manager with the support of the general counsel and legal staff of our manager and outside counsel. Funding controls are in place with our chief financial officer to ensure that no funding takes place until all documents are executed and security interests perfected.

Asset Management

Our manager (with the assistance of J.E. Robert Company as special servicer where appropriate) performs the following asset management functions for us:

Investment Monitoring. Our manager actively monitors and manages our investments. Surveillance on each investment is performed on an ongoing basis as updated collateral information is obtained, including property operating statements and rent rolls. This information is analyzed and compared against original underwriting forecasts. For example, a negative variance in net operating income or in occupancy, among other factors, may result in the asset being placed on a “watch list.” Submarket trends and physical site inspections are also reviewed and evaluated with regard to future performance. Our surveillance committee formally reviews the portfolio on a quarterly basis to consider any watch list assets and determine any appropriate actions and reserve adjustments. Throughout the surveillance process, asset management steps are taken as warranted in order to maximize the return on the investment.

Cash Collections. To the extent possible, we enter into cash collection and lock box agreements, in particular on high yield investments.

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

Recovery Strategies. To the extent a default occurs with respect to an investment, our manager is responsible for recommending and implementing the appropriate recovery strategy in order to produce the highest net present value recovery. This may include demand for payment, forbearance, modification, compromise, deed-in-lieu of foreclosure, foreclosure and litigation. Typically, a number of alternatives can then be compared on a net present value basis and consideration given to the risks related to executing each alternative. Our manager’s real estate operating and distressed debt workout management experience put us in a strong position to manage defaults or other problems that may arise with our investments.

The Management Agreement

We are party to a management agreement with JER Commercial Debt Advisors LLC, our manager and an affiliate of the J.E. Robert Company, pursuant to which our manager provides the day-to-day management of our operations.

Management Services

The management agreement requires our manager to oversee our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. Our manager operates under the direction of our board of directors. Our manager is responsible for (i) our purchase and sale of real estate securities and other real estate-related assets, (ii) management of our real estate, including arranging for acquisitions, sales, financing, leases, maintenance and insurance, (iii) the purchase, sale and servicing of mortgages for us, and (iv) providing us with investment advisory services. Our manager is responsible for our day-to-day operations and performs (or causes to be performed) services and activities relating to our assets and operations as may be appropriate, including, without limitation, the following:

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

Our manager has not assumed any responsibility other than to render the services called for under the management agreement and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our manager, its directors and its officers are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders for acts performed in accordance with and pursuant to the management agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. We have agreed to indemnify our manager and J.E. Robert Company, and their respective directors and officers with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their respective duties, performed in good faith in accordance with and pursuant to the management agreement and the related services agreement. Our manager has agreed to indemnify us, our directors and officers with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our manager not constituting bad faith, willful misconduct, gross negligence or reckless disregard of its duties under the management agreement. Our manager carries errors and omissions and other customary insurance.

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

Management Agreement Term and Termination Rights

The management agreement (i) had an initial term of two years from June 4, 2004, (ii) was automatically renewed for two one-year terms until June 4, 2008, and (iii) will be automatically renewed for one-year terms thereafter unless terminated by either us or our manager. The management agreement does not limit the number of renewal terms. Our manager must be provided 180 days prior notice of any termination without cause or non-renewal of the agreement and under those circumstances will be paid a termination fee, within ninety days of termination, equal to four times the sum of our manager’s base management fees and incentive fees for the 12-month period preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. In addition, following any termination of the management agreement, we must pay our manager all compensation accruing to the date of termination. We also may not assign the management agreement in whole or in part to a third party without the written consent of our manager.

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

Base Management Fee. We pay our manager a base management fee monthly in arrears in an amount equal to 1/12 of the sum of (i) 2.0% of the first $400 million of our equity, (ii) 1.5% of our equity in excess of $400 million and up to $800 million and (iii) 1.25% of our equity in excess of $800 million. For purposes of calculating the base management fee, our equity equals the month-end value, computed in accordance with generally accepted accounting principles, of our stockholders’ equity, adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income. Our manager uses the proceeds from its management fee in part to pay compensation to J.E. Robert Company. The J.E. Robert Company uses such proceeds, in part, to compensate officers and employees provided to us by J.E. Robert Company through our manager who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. We have in the past and may continue in the future to award grants pursuant to the Incentive Plan to such officers and employees as well as officers and employees of J.E. Robert Company subject to the discretion of our compensation committee and approval by our board of directors.

During the year ended December 31, 2007, we incurred $7.3 million in base management fees in accordance with the terms of our management agreement.

Incentive Compensation. Our manager is entitled to receive quarterly incentive compensation pursuant to the terms of the management agreement with us. The purpose of the incentive compensation is to provide an additional incentive for our manager to achieve and exceed targeted levels of Funds From Operations and to increase our stockholder value. Our manager is entitled to receive quarterly incentive compensation in an amount equal to the product of:

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

“Funds From Operations” means net income (computed in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from debt restructuring, gains (or losses) from sales of property and unrealized depreciation and/or appreciation, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Funds From Operations does not represent cash generated from operating activities in accordance with GAAP, and it should not be considered to be an alternative to net income as an indication of our performance or to cash flows as a measure of our liquidity or our ability to make distributions to stockholders.

Effective January 1, 2008, the Company adopted SFAS 159, “The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of SFAS No. 155,” which permits entities to measure at fair value certain financial assets and liabilities (the “Designated Accounts”). The Company’s balance sheet will reflect the fair value of the Designated Accounts as of January 1, 2008, and unrealized gains (or losses) on such Designated Accounts will be recorded on the Company’s income statement beginning with the quarter ending March 31, 2008. On March 6, 2008, the Company and its manager amended the definition of Funds from Operations in the Management Agreement to exclude the impact of unrealized depreciation and/or appreciation so that the Company’s adoption of SFAS 159 does not alter the intended mechanism used to calculate the incentive fees payable to the manager.

Pursuant to the calculation formula, if Funds From Operations increases and the weighted average share price and shares of Common Stock outstanding remain constant, the incentive fee will increase.

During the year ended December 31, 2007, we incurred $0.8 million in incentive management fees in accordance with the terms of the management agreement.

Reimbursement of Expenses. We pay all of our operating expenses. The expenses required to be paid by us include, but are not limited to, transaction costs incident to the acquisition, disposition and financing of our investments, legal and auditing fees and expenses, the compensation and expenses of our independent directors, the costs associated with our establishment and maintenance of any credit facilities and other indebtedness (including commitment fees, legal fees, closing costs and similar expenses), expenses associated with other securities offerings by us, expenses relating to the payment of dividends, costs incurred by personnel of J.E. Robert Company for travel on our behalf, costs associated with any computer software or hardware that is used primarily for us, all taxes and license fees and all insurance costs incurred by us. In addition, we pay to our manager allocable overhead reimbursements for our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of J.E. Robert Company and its affiliates required for our operations.

In November 2006, effective retroactively to January 1, 2006, the independent members of the board of directors approved an amendment to the management agreement to provided that in 2007 and in each calendar year thereafter, subject to approval by the independent members of the board of directors, the allocable overhead reimbursement will be $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index (the “CPI”) for the applicable year over the CPI for the calendar year 2006. For each of the years ended December 31, 2007 and 2006, overhead reimbursements were approximately $0.5 million and $0.54 million for the year ended December 31, 2005. Our manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on our behalf. If such services are provided by our manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants or other third parties on an arm’s length basis. In accordance with the provisions of our management agreement, we recorded reimbursements for overhead and other services provided by our manager aggregating $0.5 million during the year ended December 31, 2007.

In addition, under the management agreement, our manager may engage J.E. Robert Company or its affiliates to perform certain legal, accounting, due diligence, asset management, securitization, property management, brokerage, loan servicing, leasing and other services that outside professionals or outside consultants otherwise would perform on our behalf. J.E. Robert Company and its affiliates may be reimbursed or paid for the cost of performing such tasks, provided that such costs and reimbursements are no greater than those that would be paid to outside professionals or consultants on an arm’s-length basis. In addition, our manager is reimbursed for any expenses incurred in contracting with third parties. In addition, each CMBS securitization requires that a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. As our manager does not have special servicer status, it appoints J.E. Robert Company or another entity that has special servicer status as the special servicer whenever we acquire a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company earned $6.7 million in fees as special servicer during the year ended December 31, 2007. All fees due to J.E. Robert Company as special servicer are paid either by the securitization vehicle or the borrower and not directly by us and such fees are consistent with traditional, well established market standards and are set as part of the arm’s-length negotiation to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company may reduce the amounts available to pay us pursuant to the terms of the applicable CMBS trusts.

Our manager is responsible for all costs incident to the performance of its duties under the management agreement, including the employment compensation of J.E. Robert Company personnel who perform services for us pursuant to the management agreement.

Incentive Awards. On the date of consummation of the private placement in June 2004, we granted 335,000 shares of common stock to our manager and an aggregate of 6,000 shares of restricted stock to our three independent directors pursuant to the incentive plan. Subsequent to the private placement, Frank Caufield and James Kimsey joined our board of directors and in July 2004 and each was granted 2,000 shares of restricted stock. As of December 31, 2007, we had granted an aggregate of 40,000 shares of restricted stock to our independent directors pursuant to the incentive plan, of which 5,000 shares remain unvested. In May 2006, Mark Weiss, our president, was awarded 60,000 restricted shares of common stock and 150,000 stock options on our common stock subject to vesting over five years. During 2007, we granted 137,000 shares to certain officers and employees of an affiliate of our manager. In the sole discretion of the compensation committee of our board of directors, we may from time to time grant additional equity incentive awards pursuant to the incentive plan. These awards provide a means of performance-based compensation in order to provide an additional incentive for our manager, officers, employees of J.E. Robert Company and our directors to enhance the value of our common stock in addition to the base management fee and incentive fee. These awards described above were made pursuant to the incentive plan and are subject to the maximum number of shares available for issuance (1,150,000 shares) under the incentive plan. As of December 31, 2007, 569,000 shares have been issued, net of forfeitures, under the incentive plan.

Conflicts of Interest in Our Relationship with Our Manager and J.E. Robert Company

Our chairman and chief executive officer, Joseph E. Robert, Jr., also serves as chairman and chief executive officer of J.E. Robert Company and, at the time of our formation when our management agreement, incentive compensation plan and other organizational matters were approved for us, Mr. Robert was our sole stockholder and our sole director. As a result, these matters were not negotiated at arm’s length and their terms, including fees payable to our manager, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

J.E. Robert Company and its affiliates currently manage and invest in other real estate-related investment entities. Our chairman and chief executive officer and two other members of our board and each of our executive officers also serve as officers of our manager and other J.E. Robert Company affiliates. Certain senior officers of J.E. Robert Company, some of whom are also our officers and directors, and their affiliates beneficially own all of the outstanding membership interests of our manager. In addition, affiliates of J.E. Robert Company, in their capacity as general partners of the JER Funds, are currently in the process of making investments in a wide range of commercial real estate equity and debt assets for various JER Funds.

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

On December 11, 2007, we and JER Fund IV, an investment fund managed by J.E. Robert Company, entered into a limited partnership agreement pursuant to which we and JER Fund IV agreed to co-manage a new private equity fund, known as JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”). The California Public Employees’ Retirement System committed $200.0 million and we and JER Fund IV each committed $10.0 million to the US Debt Fund.

The US Debt Fund invests in loans secured, directly or indirectly, by real estate, including, B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products such as CMBX and credit default swaps (the “Targeted Investments”). Excluded investments from the US Debt Fund include non-performing loans, fee-simple ownership interests, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by us or JER Fund IV, and net leased real estate assets.

Targeted Investments that meet the investment guidelines of the US Debt Fund are allocated directly and exclusively by J.E. Robert Company to the US Debt Fund until the earlier of April 11, 2008 or the date on which 90% of the US Debt Fund’s committed capital has been invested or otherwise committed. Thereafter, if the US Debt Fund is not fully invested or committed and through the earlier of December 11, 2008 or until 90% of the US Debt Fund’s committed capital has been invested or otherwise committed, we and/or JER Fund IV will be permitted to share Targeted Investments with the US Debt Fund.

During the year ended December 31, 2007, we invested in a first mortgage loan participation with a cost basis of $30.0 million, and two mezzanine loan participations with a cost basis of $49.4 million, where an affiliate of the manager held a controlling equity interest in the borrower. During the year ended December 31, 2006, we invested in mezzanine loans totaling $65.0 million where an affiliate of the manager held a controlling equity interest in the borrower. The acquisition of these loans to affiliated borrowers was approved by the independent members of our board of directors as required by our investment guidelines. During the year ended December 31, 2007, we received repayments on loans to affiliated borrowers aggregating $21.7 million. At December 31, 2007, loans to affiliated entities had an unamortized cost basis of $122.7 million and an unpaid principal balance of $123.3 million.

During the year ended December 31, 2005, we originated, together with an affiliate of the manager, mezzanine loans totaling $63.4 million as part of a program to provide financing for garden apartment condominium conversions in Florida. Because these mezzanine loans were determined to be suitable for both us and JER Fund III, the ownership of these loans was allocated equally between us and JER Fund III in accordance with the conflicts policy adopted by J.E. Robert Company described above. Consequently, our share of these mezzanine loans originated was $31.7 million. The outstanding principal balance of these loans was $7.2 million at December 31, 2007 and $3.2 million at March 28, 2008.

We are permitted to invest in debt securities or loans relating to real estate assets where JER Funds have an equity interest, subject to our conflict policies. However, in the event of a default under that indebtedness, we must either give control of the foreclosure or restructuring process to other unaffiliated holders of that debt or transfer decision making power to an unaffiliated entity.

In addition to JER Funds, J.E. Robert Company may also engage in additional real estate-related management and investment opportunities that may also compete with us for investments. J.E. Robert Company applies the foregoing allocation procedures among us and any other investments it controls with which we have overlapping investment objectives. However, so long as the management agreement is in effect, J.E. Robert Company has agreed not to raise, sponsor or advise any new investment fund, company or vehicle (including any REIT) that invests primarily in conduit CMBS and other related loan products in the United States.

The management compensation structure that we have agreed to with our manager may also cause our manager to invest in high risk investments. In addition to its base management fee, our manager is entitled to receive incentive compensation based in part upon our achievement of targeted levels of Funds From Operations, as described above under “The Management Agreement- Management Fees and Incentive Compensation.” In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on Funds From Operations may lead our manager to place undue emphasis on the maximization of Funds From Operations at the expense of other criteria, such as preservation of capital, in order to achieve increased incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our invested portfolio.

Our manager is authorized to follow very broad investment guidelines and has great latitude within those guidelines in determining the types of assets it may decide are proper investments for us. Our directors periodically review our investment guidelines and our investment portfolio. However, our board does not review each proposed investment. In addition, in conducting periodic reviews, the directors rely primarily on information provided to them by our manager. Furthermore, transactions entered into by our manager may be difficult or impossible to unwind by the time they are reviewed by our directors.

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

In connection with CDO II, one of our wholly owned subsidiaries entered into a collateral administration agreement with J.E. Robert Company, pursuant to which J.E. Robert Company has agreed to advise a wholly owned subsidiary on certain matters regarding the collateral interests and other eligible investments securing the notes issued in the CDO. J.E. Robert Company will receive fees in return for such services. J.E. Robert Company will receive two fees payable on a monthly basis, with the first fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the second fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture agreement, each fee payable with different priorities as set forth in the applicable indenture. This agreement was approved by the independent members of our board of directors. For the year ended December 31, 2007, we incurred $1.4 million in collateral administration fees pursuant to the agreement which are included in general and administrative expenses in the accompanying consolidated statement of operations.

Competition

We are subject to significant competition in seeking investments. We compete with many other companies for investments, including other REITs, insurance companies, investment firms and other investors. In the current market, many of our traditional competitors have reduced their appetite for investments and we have seen new competitors enter the field in order to take advantage of dislocations in the lending market. Some of our competitors have greater resources than we do, and we may not be able to compete successfully for investments.

Compliance With The Americans With Disabilities Act Of 1990

Properties that we acquire, and the properties underlying our investments, are required to meet federal requirements related to access and use by disabled persons as a result of the Americans with Disabilities Act of 1990. In addition, a number of additional federal, state and local laws may require modifications to any properties we purchase, or may restrict further renovations of our properties, with respect to access by disabled persons. Noncompliance with these laws or regulations could result in the imposition of fines or an award of damages to private litigants. Additional legislation could impose additional financial obligations or restrictions with respect to access by disabled persons. If required changes involve greater expenditures than we currently anticipate, or if the changes must be made on a more accelerated basis, our ability to make expected distributions could be adversely affected.

Compliance With Federal, State And Local Environmental Laws

Properties that we acquire, and the properties underlying our investments, are subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances or petroleum product releases at, on, under or in its property. These laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of the hazardous or toxic substances. The costs of investigation, remediation or removal of these substances may be substantial and could exceed the value of the property. An owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to materials containing asbestos. These laws allow third parties to seek recovery from owners of real properties for personal injuries associated with materials containing asbestos. Our operating costs and the values of these assets may be adversely affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, and our income and ability to make distributions to our stockholders could be affected adversely by the existence of an environmental liability with respect to our properties. We endeavor to ensure our properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products.

Operating Policies and Strategies

We conduct our operations so that we are not required to register as an investment company under the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act. We are not subject to regulation as an investment company under the Investment Company Act because we do not meet the definition of an investment company under the Investment Company Act, including Section 3(a)(1)(C) or Section 3(c)(5)(C). From time to time in the past, we have relied on, and we and our subsidiaries may from time to time in the future rely on, the exclusion from investment company status provided by Section 3(c)(5)(C) of the Investment Company Act (and Section 3 (c)(6) if, from time to time, we engaged in our real estate business through one or more majority-owned subsidiaries).

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

Section 3(c)(5)(C):

From time to time in the past, we have relied on the exception provided by Section 3(c)(5)(C) of the Investment Company Act. We may from time to time in the future rely on this exception. Section 3(c)(5)(C) as interpreted by the staff of the SEC, would require us to invest at least 55% of our assets in “mortgages and other liens on and interests in real estate” (“Qualifying Real Estate Assets”) and at least 80% of our assets in Qualifying Real Estate Assets plus real estate related assets (“Real Estate Related Assets”). Therefore, when we rely on the 3(c)(5)(C) exception, the assets that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act. In addition, we may not issue redeemable securities.

We invest in CMBS securities backed by pools of loans secured by first or, less often, junior mortgages. The pool of mortgages generally is administered by a trustee, a master servicer and a special servicer. Although each plays an important role in administering the pool of mortgages, the trustee and the master servicer generally exercise ministerial functions, whereas the duties of the special servicer include, among other things, monitoring the mortgage loans in the CMBS pool, evaluating defaulted mortgage loans with a view toward developing a plan to maximize the recovery on such loans, foreclosing upon or working out defaulted mortgage loans and recommending and implementing a plan that details whether and how to sell, and negotiating the sale of distressed properties acquired through foreclosure or otherwise working out such loans. The most subordinate class of a CMBS issuance is in the first loss position and is referred to as the “controlling class” because the holder of the majority of that class has the right to hire and remove the special servicer and to provide instructions to the special servicer with respect to the foreclosure/workout of defaulted mortgage loans. In addition, if the special servicer for any reason does not follow the instructions of the holder of a majority of the controlling class with respect to the foreclosure or workout of a defaulted mortgage loan, the majority holder of such class has the unilateral right to acquire the mortgage out of the pool and foreclose upon the mortgage itself.

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

In order to ensure that we are able to exercise the rights of the controlling class, we generally acquire 100% of the NR, B and BB classes of a CMBS issuance. In fact, the NR, B and BB classes often are sold as a “block transaction” because of the extensive due diligence that must be conducted in order for the purchaser of these classes of CMBS to evaluate the risks and to model the profitability of an investment in such classes of CMBS. We view our investment in the subordinate classes of a CMBS issuance as a single real estate investment, even though for rating agency reasons, the subordinate classes of a CMBS issuance may be divided into multiple classes. In addition, even though the subordinate CMBS may be divided into multiple classes, all of the subordinate classes are typically paid the same coupon based on the weighted average coupon of the underlying mortgage loans. Thus, the only material difference in the non-investment grade classes is the level of subordination. Where we acquire 100% of the controlling classes of a CMBS issuance and 100% of sequentially contiguous non-investment grade classes of the same CMBS issuance, we have the same legal and economic experience as if we had purchased the pool of mortgages underlying the CMBS and partially capitalized such purchase by issuing the investment grade classes of CMBS. Consequently, in addition to the controlling class, we consider each non-investment grade class that we acquire that is senior to the controlling class to be a Qualifying Real Estate Asset, provided that (i) we acquire 100% of such a class and 100% of the respective controlling class (ii) each such class is sequentially contiguous with the controlling class and (iii) each such class is entitled to exercise all rights of the initial controlling class, including foreclosure rights, if it becomes the controlling class. For example, if we acquire 100% of the NR class of a CMBS issuance and 100% of the B and BB classes of the CMBS issuance, we will treat each such class as a Qualifying Real Estate Asset.

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

With respect to our investment in B-Notes, we take the position that B-Notes are Qualifying Real Estate Assets or Qualifying B Notes, where we have the unilateral right to (i) instruct the servicer to foreclose on a defaulted mortgage loan, (ii) replace the servicer in the event of the servicer, in its discretion, elects not to foreclose on such a loan, and (iii) purchase the A-Note in the event of a default on the mortgage loan and foreclose on the loan. We note that the staff of the SEC has not provided any guidance on the treatment of B-Notes for Section 3(c)(5)(C) purposes and any such guidance may require us to adjust our B-Note investment strategy.

If we fail to own a sufficient amount of Qualifying Real Estate Assets or Real Estate Related Assets to satisfy the requirements of Section 3(c)(5)(C) and could not rely on any other exemption or exclusion under the Investment Company Act, we could be characterized as an investment company.

We are in the process of applying for no-action relief with respect to controlling classes and sequentially contiguous classes of CMBS. If the SEC’s staff does not grant us no-action relief or grants us relief on terms different than our analysis, we may be required to either (i) change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) register as an investment company, either of which could have a materially adverse effect on us and the market price of our common stock.

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

Hedging Activities

We have entered into interest rate swap agreements to attempt to reduce the interest rate risk on our indebtedness. For a further description, see “Management’s Discussion & Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.” In the future, we may enter into similar arrangements to protect our investment portfolio from interest rate fluctuations and other changes in market conditions. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk as our manager determines is in the best interest of our stockholders, given the cost of such instruments and the need to maintain our status as a REIT. In general, taxable income from hedging transactions does not constitute qualifying income under current law for purposes of the REIT gross taxable income requirements. To the extent, however, that we enter into a hedging transaction to reduce interest rate risk on indebtedness incurred to acquire or carry real estate assets, any taxable income or gain that we derive from the transaction would be excluded from gross taxable income for purposes of the REIT 95% gross taxable income test, and would be treated as income that does not qualify for purposes of the 75% gross taxable income test. If we were to terminate an interest rate swap prior to maturity the gain, if any, realized from the termination would be excluded from gross taxable income for purposes of the REIT 95% gross taxable income test, and would be treated as income that does not qualify for purposes of the 75% gross taxable income test. Our manager may elect to have us bear a level of interest rate risk that could otherwise be hedged when it believes, based on all relevant facts, that bearing such risk is advisable.

All hedges held by us are deemed to be highly effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management. In the future, if these hedges are deemed ineffective, all of the components of the changes in fair value may be recognized in the consolidated statement of operations. Events that may indicate hedge ineffectiveness include, but are not limited to, our inability to complete financing transactions and where financing proceeds are less than expected. If it is probable that hedged items are not going to occur, then all amounts in accumulated other comprehensive income (loss) may be recorded in the consolidated statement of operations.

Disposition Policies

Our manager evaluates our asset portfolio on a regular basis to determine if it continues to satisfy our investment criteria. Subject to certain restrictions applicable to REITs and/or certain of the financing vehicles we employ (CDOs), we may sell our investments and use the proceeds of any sale for debt reduction, additional acquisitions or working capital purposes.

Equity Capital Policies

Subject to applicable law, our board of directors has the authority, without further stockholder approval, to issue additional authorized common stock and preferred stock or otherwise raise capital, including through the issuance of senior securities, in any manner and on the terms and for the consideration it deems appropriate, including in exchange for property. Our existing stockholders, and purchasers of common stock, have no preemptive right to purchase additional shares issued in any offering, and any offering might cause significant dilution of your investment. We may in the future issue common stock in connection with acquisitions or investments.

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

Conflicts of Interest Policies

Except with respect to the allocation of investments made pursuant to J.E. Robert Company’s conflicts policy in effect with respect to us and the JER Funds, and other than with regard to the US Debt Fund, we are not permitted to invest in joint ventures with our manager or its affiliates unless the investment is (i) made in accordance with the investment guidelines described elsewhere in this report and (ii) approved by all of the independent members of our board of directors. In addition, we are not permitted to (i) consummate any transaction that would involve the acquisition by us of an asset in which our manager or any of its affiliates has an ownership interest, or the sale by us of an asset to our manager or any of its affiliates, (ii) under circumstances where our manager is subject to an actual or potential conflict of interest because it manages both us and any other person with which we have a contractual relationship, take any action constituting the granting to such person of a waiver, forbearance or other relief, or the enforcement against such person of remedies, under or with respect to the applicable contract, or (iii) make a loan to any affiliate of our manager, unless such transaction or action is approved by all independent members of our board. For a further description of our conflicts of interest policies, see “Conflicts of Interest in our Relationship with our Manager.”

Targeted Investments that meet the investment guidelines of the US Debt Fund are allocated directly and exclusively by J.E. Robert Company to the US Debt Fund until the earlier of April 11, 2008 or the date on which 90% of the US Debt Fund’s committed capital has been invested or otherwise committed. Thereafter, if the US Debt Fund is not fully invested or committed and through the earlier of December 11, 2008 or until 90% of the US Debt Fund’s committed capital has been invested or otherwise committed, we and/or JER Fund IV will be permitted to share targeted investments with the US Debt Fund.

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

Policies with Respect to Other Activities

We have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers and do not intend to do so. We have not in the past, but we may in the future, invest in the securities of other issuers for the purpose of exercising control over such issuers. At all times, we make investments in a manner as to qualify as a REIT, and we expect to continue to do so unless because of circumstances or changes in the Internal Revenue Code or the regulations of the U.S. Department of the Treasury, our board of directors determines that it is no longer in our best interest to qualify as a REIT. We make investments in such a way that we are not treated as an investment company under the Investment Company Act. We also intend to furnish our stockholders with annual reports containing consolidated financial statements audited by our independent registered public accountants and with quarterly reports containing unaudited consolidated financial statements for each of the first three quarters of each fiscal year.

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

Our internet address is http://www.jer.com. We make available, free of charge through a link on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the SEC as soon as reasonably practicable after such filing.

Our site also contains our code of business conduct and ethics, senior officer code of ethics and corporate governance guidelines, and the charters of the audit committee, nominating and corporate governance committee and compensation committee of our board of directors.

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business

Deterioration of market conditions has recently and may continue to negatively impact our business, results of operations and financial condition, including liquidity.

The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:

•	interest rates and credit spreads;

•	the availability of credit, including the price, terms and conditions under which it can be obtained;

•	the quality, pricing and availability of suitable investments;

•	the ability to obtain accurate market-based valuations;

•	default rates on both commercial and residential mortgages and the amount of the related losses;

•	the actual and perceived state of the real estate markets, market for dividend-paying stocks and public capital markets generally;

•	general market conditions including, but not limited to, unemployment rates, consumer spending; and

•	the attractiveness of other types of investments relative to investments in real estate or REITs generally.

Changes in these factors are difficult to predict, and a change in one factor can affect other factors. For example, during 2007, economic issues involving subprime residential mortgages had a significant adverse impact on the overall mortgage securities and resecuritization markets including the value of our CMBS investments, real estate loans as well as the availability and cost of short-term and long-term financing for commercial real estate related investments. We do not currently know the full extent to which the current market disruption will affect us or the markets in which we operate, and we are unable to predict its length or ultimate severity. If the challenging conditions continue, we may experience further tightening of liquidity, impairment charges and increased margin requirements as well as additional challenges in raising capital and obtaining investment financing on attractive terms.

A prolonged economic slowdown, a lengthy or severe recession, or declining real estate values could harm our operations.

We believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. Declining real estate values would likely reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our basis in the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to the stockholders.

We may not be able to access financing on favorable terms, or at all, which could adversely affect our ability to execute our business plan.

We expect to finance our assets over the long-term through a variety of means, including credit facilities, issuance of CDOs and other structured financings. Our ability to execute this strategy depends on various conditions in the markets that are beyond our control, including liquidity and credit spreads. We cannot assure you that these markets will remain an efficient source of long-term financing for our assets. In fact, at the current time, the CDO market remains effectively closed. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, funds available for operations as well as for future business opportunities. In today’s challenging credit and liquidity environment, match funding our assets and liabilities is more difficult than recent past experience.

Under our repurchase agreements, we may be required to post significant amounts of cash collateral to satisfy our margin requirements due to lower collateral values or declines in advances rates from lenders or to repurchase securities upon the occurrence of certain events.

We finance certain of our investments with repurchase agreements that are subject to margin calls. Under the terms of the repurchase agreements, the value of assets underlying the debt is marked-to-market by the counterparty at its discretion, as frequently as on a daily basis. If the value of the underlying asset declines, the counterparty has the ability to require us to post additional margin—cash or other liquid collateral—to compensate for the decline in value of the asset. (Conversely, if the value of the underlying asset increases, a portion of the margin we previously posted may be returned to us.) During the year ended December 31, 2007, such margin calls totaled $73.8 million, comprised of $12.6 million related to the decrease in advance rates from lenders and $61.2 million related to the decline in value of underlying collateral in the investments. Subsequent to December 31, 2007 and through March 28, 2008, there have been $65.8 million of margin calls. Given the current volatility in the capital markets, the Company cannot predict changes in the market value of collateral and potential margin call requirements.

We are subject to margin calls at any time, and being forced to post additional margin could adversely affect our business in a number of ways. Posting additional margin would decrease our cash available to make other, higher yielding investments (thereby decreasing our return on equity) or to satisfy other obligations, including future margin calls. In addition, in periods of increased market volatility, we may need to hold increased levels of cash to support potential margin calls which could lower our economic return. Further, under certain of our repurchase agreements, the counterparty may have a right, exercisable upon the occurrence of certain events relating to the “repo market” or the “securities market,” to terminate the facility, in which event we may be obligated to immediately repurchase all securities then held by the counterparty. If we do not have the funds available, or otherwise elect not, to satisfy any future margin calls or repurchase assets upon termination, we could be forced to sell one or more investments at a loss. Moreover, we may be unable, in light of market conditions or other factors, to sell sufficient assets to satisfy the margin or repurchase requirements within the timeframe required by the applicable counterparties, which would entitle them to seize the underlying assets and seek payment from us for any shortfall between the value of our obligation to the counterparty and the value of the asset surrendered.

If a counterparty to one of our repurchase transactions becomes insolvent or otherwise defaults on its obligation to resell the underlying securities back to us at the end of the transaction term, we may lose money on such repurchase transaction.

We finance a meaningful portion of our investments with repurchase agreements, which are financing facilities with counterparties through which particular assets are financed as discrete “transactions.” Under the terms of each such transaction, we sell an asset to a counterparty for a specified price and concurrently agree to repurchase the same security from our counterparty at a later date. We make periodic payments to the counterparty during the term of the repurchase agreement serving as the equivalent of paying interest to the counterparty in return for extending financing to us. If the counterparty becomes insolvent or otherwise defaults on its obligation to resell the securities back to us, we may fail to recover the full value of our asset that is financed with the repurchase agreement, and thereby incur a loss on the repurchase transaction. Any realized losses we incur on our repurchase transactions will adversely affect our earnings, and thus our cash available for distribution to our stockholders.

Lenders may require us to enter into restrictive covenants relating to our operations.

When we obtain financing, lenders impose restrictions on us that affect our ability to incur additional debt, our ability to make distributions to stockholders and our flexibility to determine our operating policies. Loan documents we execute may contain negative covenants that, among other things, limit the amount of leverage that we may employ, require that we maintain certain interest and fixed charge coverage ratios, require that we maintain a certain minimum tangible net worth, limit our recourse indebtedness, limit our ability to distribute more than a certain amount of our funds from operations and require us to hedge our interest rate exposure. At December 31, 2007, we obtained waivers from our lenders with respect to certain tangible net worth covenants under the Goldman Sachs and JP Morgan facilities. At December 31, 2007, we were in compliance with all covenants and requirements under our repurchase agreements. With the adoption of SFAS No. 159 effective January 1, 2008, we expect to remain in compliance with covenants of those facilities. If we are not in compliance with any of our covenants, there can be no assurance that our lenders would waive such non-compliance in the future and any such non-compliance could have a material adverse effect on us.

Investor demand for commercial real estate CDOs has been substantially curtailed.

The recent turmoil in the structured finance markets, in particular the sub-prime residential loan market, has negatively impacted the credit markets generally, and, as a result, investor demand for commercial real estate CDOs has been substantially curtailed. In recent years, we have relied to a substantial extent on CDO financings to obtain long-term match funded financing for our investments. Until the market for commercial real estate CDOs recovers, we may be unable to utilize CDOs to finance our investments and we may need to utilize less favorable sources of financing to finance our investments on a long-term basis. There can be no assurance as to when demand for commercial real estate CDOs will return or the terms of such securities investors will demand or whether we will be able to issue CDOs to finance our investments on terms beneficial to us.

We expect to incur significant debt to finance our investments, which may subject us to increased risk of loss and reduce cash available for distributions to our stockholders.

We intend to leverage our assets through borrowings, generally through the use of bank credit facilities, repurchase agreements, the issuance of collateralized debt obligation transactions, or CDOs, and long-term corporate indebtedness. The percentage of leverage varies depending on our ability to obtain credit facilities and the lender’s estimate of the stability of the portfolio’s cash flow and the market value of the underlying collateral. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired. As of December 31, 2007, we had outstanding indebtedness totaling $974.6 million related to the CDO issuances in October 2006 and November 2005 and $261.9 million outstanding under our repurchase agreements and $61.9 million of junior subordinated debentures outstanding. See “Capital and Leverage Policies” for a discussion of CDOs and repurchase agreement financing arrangements.

Our debt service payments reduce cash available for distribution to stockholders. For the year ended December 31, 2007, $73.2 million of debt service, excluding principal repayments and margin calls, was paid primarily related to our repurchase agreements CDOs and junior subordinated debentures. Principal repayments on our repurchase agreements resulting from declines in the estimated value of collateral and lower advance rates from lenders on such collateral aggregated $73.8 million in the year ended December 31, 2007 and $65.8 million from January 1, 2008 through March 28, 2008. We may not be able to meet our debt service obligations including periodic margin calls and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations.

While we have historically maintained target debt-to-equity ratios of between approximately two-to-one and three-to-one, and currently operate with a targeted debt-to-equity ratio of four-to-one to six-to-one, our governing documents contain no limitation on the amount of debt we may incur, and our board of directors may change our debt policy at any time without stockholder approval. In addition, we may leverage individual assets or portfolios of assets at substantially higher levels than four-to-one and six-to-one debt-to-equity ratios. Incurring debt could subject us to many risks, including the risks that:

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

A decrease in the value of the assets financed with repurchase agreements, some of which may be recourse to the company, may lead to margin calls that we will have to satisfy. We may not have the funds available to satisfy these margin calls, and be forced to sell assets to satisfy such debt obligations.

Interest rate fluctuations could reduce our ability to generate income on our investments and may cause losses.

Our primary interest rate exposures relate to our floating rate loans and variable-rate debt, as well as our interest rate swaps that we utilize for hedging purposes. Changes in interest rates will affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Changes in the level of interest rates also may affect our ability to originate and acquire assets, the value of our assets and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates. In a period of rising interest rates, our interest expense could increase, while the interest we earn on our fixed-rate debt investments would not change, adversely affecting our profitability. Based on our cost basis, as of December 31, 2007, 75.3% of our investments had fixed rate terms and 14.9% of our debt had fixed rate terms (approximately    % reflecting the effect of pay fixed interest rate swaps outstanding at December 31, 2007). At December 31, 2007, the Company had $342.3 million of floating rate assets and $1.0 billion of floating rate debt all tied to LIBOR, resulting in net floating rate liabilities of $700.1 million. This exposure has been hedged with $707.3 million of pay fixed interest rate swaps based on notional balances in effect at December 31, 2007 thereby reducing exposure to interest rate fluctuations to approximately $7.2 million of net assets. See “Capital and Leverage Policies” and “Capital and Interest Rate Risk Management.”

Our operating results depend in large part on differences between the income from our assets, net of credit losses, and our financing costs. We anticipate that, in most cases, for any period during which our assets are not match-funded, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and the market value of our fixed rate assets. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us.

At December 31, 2007, our interest rate swaps substantially mitigate the impact of an interest rate increase on net earnings and cash flows although changes in interest rates will generally impact our net income. All of our floating rate assets and liabilities are tied to USD-LIBOR or a different applicable base rate, subject, in some cases, to certain caps or limitations. The following table shows the estimated change in net income for a 12-month period based on changes in the applicable USD-LIBOR rates applied to floating rate assets, liabilities and interest rate swaps outstanding as of December 31, 2007:

LIBOR Rate Change (Basis Points)	Estimated Increase (Decrease) in Net Income Over 12 Months at December 31, 2007(1)
(in thousands)
-200	$(157)
-100	(78)
100	78
200	157

(1)	Estimated increased (decrease) in net income over next twelve months does not consider the impact of SFAS No. 159 adoption, effective January 1, 2008 or any future changes in advance rates and spreads on borrowing arrangements.

Interest rate changes will also affect the fair value of our CMBS investments, real estate loans and derivatives. We do not hedge against potential fair value changes as we generally seek to hold investments to maturity.

If credit spreads widen before we obtain long-term match funded financing for our assets, the value of our assets may suffer and we may earn lower returns on our equity invested.

We price our assets based on our assumptions about future levels of credit spreads for longer term fixed rate financing of those assets. We expect to obtain longer term financing for these assets at a spread over a certain benchmark, such as the yield on United States Treasury bonds, swaps, or LIBOR. If the spread that investors will pay over the benchmark widens and the rates we charge on our loans or the income we generate from our other assets are not increased accordingly, we may experience a material adverse effect on our income and returns on equity as well as a reduction in the economic value of the assets that we have originated or acquired.

We may not be able to acquire eligible securities and/or loans for future CDO issuances, or may not be able to issue CDO securities on attractive terms that closely match fund the duration of our assets and liabilities, which may require us to seek more costly financing for our investments or to liquidate assets.

We intend to finance our real estate securities and loans on a long-term basis, such as through the issuance of CDOs. Prior to the issuance of our CDOs, we finance our investments with relatively short-term credit facilities. We use these short-term facilities to finance the acquisition of real estate securities until a sufficient quantity of securities is accumulated, at which time we refinance these facilities with CDO issuances. To the extent available in the market, we expect to follow a similar process to finance our future growth. As a result, we are subject to the risk that we will not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CDO issuance. We also bear the risk that we will not be able to obtain short-term credit facilities or may not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible securities for a long term financing. Inability to renew our short-term credit facilities may require us to seek more costly financing for our investments or to liquidate assets. In addition, conditions in the capital markets may make the issuance of a CDO unavailable or less attractive to us when we do have a sufficient pool of collateral. If we are unable to issue a CDO to finance these assets, we may be required to seek other forms of potentially less attractive financing or otherwise to liquidate the assets. In fact, at this time the CDO market is effectively closed.

The use of CDO financings with over-collateralization requirements may have a negative impact on our cash flow.

The terms of the CDOs that we have issued and intend to issue in the future generally provide that the principal amount of assets must exceed the principal balance of the related bonds by a certain amount. This excess collateral requirement is commonly referred to as “over-collateralization.” The CDO terms provide that, if certain delinquencies or losses exceed the specified levels based on rating agencies’ (or the financial guaranty insurer’s, if applicable) analyses of the characteristics of the assets pledged to collateralize the bonds, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net income from assets pledged to secure CDOs. We cannot assure you that the performance tests will be satisfied. Nor can we assure you, in advance of completing negotiations with the rating agencies or other key transaction parties on our future CDO financings, of the actual terms of the delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect our net income and/or our free cash flow. If our assets fail to perform as anticipated, our over-collateralization or other credit enhancement expense associated with our CDO financings will increase.

The failure to comply with CDO coverage tests may have a negative impact on our cash flow.

The terms of both of our CDOs include coverage tests, including over-collateralization and interest coverage tests, used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral debt securities and other assets may be used to pay principal of and interest on the subordinate classes of bonds in the applicable CDO. In the event the coverage tests are not satisfied, interest and principal that would otherwise be payable on the subordinate classes may be re-directed to pay principal on the senior bond classes. Therefore, failure to satisfy the coverage tests could adversely affect cash flows received by us from the CDOs and thereby our liquidity and operating results. As of December 31, 2007, none of the collateral debt securities or other assets in the applicable CDOs is in a condition that would cause expedited amortization.

The significant cash proceeds as a result of CDO financings may have a negative impact on our earnings and cash flow.

As a result of our CDO financings, we may receive significant cash proceeds, including restricted cash available to fund future investments. If we fail to invest the cash timely, we will have significant cash resulting in a negative spread on our outstanding cash balance relative to financing costs on such balances over the short to medium-term until we successfully invest all the cash generated from the CDO.

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

Our hedging transactions may limit our gains, result in losses or limit our free cash flow.

We intend to use derivative instruments, including forwards, futures, swaps and options, in our risk management strategy to limit the effects of changes in interest rates on our operations. The value of our forwards, futures and swaps may fluctuate over time in response to changing market conditions, and will tend to change inversely with the value of our liabilities that we intend to hedge. Hedges are sometimes ineffective because the correlation between changes in value of the underlying investment and the derivative instrument is less than was expected when the hedging transaction was undertaken. Since a substantial portion of our hedging activity is intended to cover the period between origination or purchase of loans using short term financing vehicles and obtaining permanent fixed-rate financing for those loans, unmatched losses in our hedging program may occur when the planned permanent fixed rate financing fails to occur, we sell the underlying asset, or if the hedge proves to be ineffective. Realized losses on hedge positions will reduce cash available for distribution to stockholders and such losses may exceed amounts invested in these instruments.

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

We are subject to significant competition in acquiring investments. We compete with many other companies, such as other REITs, insurance companies and other investors, including funds and companies affiliated with the J.E. Robert Company. Although the current market environment has led many of our traditional competitors to reduce their demand for investments we have seen new competitors enter the field to take advantage of dislocations in the lending market and perceived attractive returns. Some of our competitors have greater resources than us, and we may not be able to compete successfully for investments.

Risks Related to Our Investments

Our real estate investments are subject to risks particular to real property.

We own assets directly or indirectly secured by real estate and may own real estate directly. Real estate investments will be subject to various risks, including:

•	acts of God, including earthquakes, hurricanes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions and credit performance of tenants;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold; and

•	the potential for uninsured or underinsured property losses.

If any of these or similar events occurs, it may reduce our return from an affected property or investment and reduce or eliminate our ability to make distributions to stockholders.

The mortgage loans in which we invest and the mortgage loans underlying the mortgage backed securities in which we invest are subject to risks of delinquency, foreclosure and loss, which could result in losses to us.

Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss of interest and principal. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by the risks particular to real property described above, as well as, among other things:

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in specific industry segments;

•	declines in regional or local real estate values, or rental or occupancy rates; and

•	increases in interest rates, real estate tax rates and other operating expenses.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of interest and principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to that borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

CMBS evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the mortgage backed securities we invest in are subject to all of the risks of the underlying mortgage loans. For our 26 CMBS investments, 21 are investments in conduit issuances between 2004 and 2007 in which JRT owns the first-loss position. For the 21 first-loss CMBS positions which are collateralized by approximately 3,500 loans with an aggregate outstanding balance of approximately $48 billion, the 60 day delinquency rate based on the most recent remittance reports as of December 31, 2007 was 0.27%. Including transfers and returns, subsequent to December 31, 2007, 19 loans totaling approximately $212 million are being managed by the Special Servicer, which is an affiliate of the J.E Robert Company. Of the $212 million of loan balances in special servicing, four loans totaling $51 million are current, one loan totaling $5 million has been foreclosed upon and 14 loans totaling $155 million are delinquent and are in monetary default. The balance of the 15 loans that are either delinquent or have been foreclosed represent approximately 0.33% of the total loan balance collateralizing the 21 related CMBS investments in which the Company has an interest.

With respect to our CMBS investments where we are not in the first-loss position, one of our CMBS investments is in a Re-Remic which is collateralized by multiple bond classes from individual securitizations that were issued from 1997 to 2003. As of the most recent remittance report as of December 31, 2007, the total underlying loan pool balance collateralizing the individual securitizations totals approximately $20.6 billion with delinquent loans representing approximately 0.3% of the outstanding pool balance. Three of our CMBS investments are in the BB, BB+ and BBB- classes of trusts issued between 2005 and 2007 and as of the most recent remittance reports as of December 31, 2007, the total outstanding balance of these loan pools serving as collateral for the trusts was approximately $9.6 billion, with delinquent loans representing 34 basis points of the outstanding pool balance. One of our CMBS investments is in the BB- class of a trust that was issued in 1998 and as of the most recent remittance report as of December 31, 2007, the outstanding balance of the loan pool serving as collateral for the trust was approximately $1,290.1 million, with delinquent loans representing 92 basis points of the outstanding pool balance.

Our investments in subordinated commercial mortgage backed securities could subject us to increased risk of losses.

In general, losses on an asset securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit provided by the borrower, if any, and then by the “first loss” subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related securities, the securities in which we invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us.

The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of or actual economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying mortgage backed securities to make principal and interest payments or to refinance may be impaired. In this case, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities. As of December 31, 2007, $866.4 million, or approximately 55.9%, of the cost basis of our portfolio consisted of non-investment grade subordinated commercial mortgage backed securities.

Investment in non-investment grade CMBS may be illiquid, may have a higher risk of default, and may not produce current returns.

The CMBS securities in which we invest are generally non-investment grade, which means that nationally recognized statistical rating organizations rate them below the top four investment-grade rating categories (i.e., “AAA” through “BBB”), and are sometimes referred to as “junk bonds.” Non-investment grade CMBS bonds and preferred shares tend to be less liquid, may have a higher risk of default and may be more difficult to value. Non-investment grade securities usually provide a higher yield than do investment grade securities, but with the higher return comes greater risk of default. In addition, the fair value of these securities may change as interest rates change over time. Economic recessions or downturns may cause defaults or losses on collateral securities to increase. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not ensured.

Investments in mezzanine loans involve greater risks of loss than senior loans secured by income producing properties.

Investments in mezzanine loans take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property. These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become unsecured as a result of foreclosure by the senior lender. In certain cases, borrowers may be able to make an accrual election whereby they forego making cash interest payments in exchange for accruing interest at a higher rate resulting in a mismatch in taxable income, cash flow from operations and cash available for distributions to shareholders. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the property owning entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. As a result or accrual elections, bankruptcy and borrower defaults, we may not recover some or all of our investment, which could result in losses. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. As of December 31, 2007, $303.2 million, or approximately 19.6%, of the cost basis of our portfolio consisted of mezzanine loans.

The B-Notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

A B-Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. B-Notes reflect similar credit risks to comparably rated commercial mortgage backed securities. However, since each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-Note investment. The higher risks associated with our subordinate position in our B-Note investments could subject us to increased risk of losses. As of December 31, 2007, we had no B-Note investments.

Bridge loans involve a greater risk of loss than traditional mortgage loans.

We may provide bridge loans secured by first lien mortgages on a property to borrowers who are typically seeking short-term capital to be used in an acquisition or renovation of real estate. The borrower has usually identified an undervalued asset that has been under-managed or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment. As of December 31, 2007, we had no bridge loan investments.

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

We may make preferred equity investments. Preferred equity investments are subordinate to debt financing and are not secured. Should the issuer default on our investment, we would only be able to proceed against the entity that issued the preferred equity in accordance with the terms of the preferred security, and not any property owned by the entity. Furthermore, in the event of bankruptcy or foreclosure, we would only be able to recoup our investment after any lenders to the entity are paid. As a result, we may not recover some or all of our investment, which could result in losses. As of December 31, 2007, we had no preferred equity investments.

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

•	the possibility that earnings of the REIT security issuer may be insufficient to meet its debt service and dividend obligations;

•	issuer non-compliance with REIT requirements which if not met, may limit cash flow available to the issuer to service our indebtedness; and

•	the declining creditworthiness and potential for insolvency of the issuer of REIT securities during periods of rising interest rates and economic downturn.

These risks may adversely affect the value of outstanding REIT debt securities and the ability of the issuers thereof to repay principal and interest or make dividend payments, which could reduce our ability to make distributions to our stockholders. At December 31, 2007, we had no investments in REIT debt securities.

Investments in net lease properties may generate losses.

We invest in net leased real estate assets. The value of our investments and the income from our investments in net lease properties will depend upon the ability of the applicable tenant to meet its lease obligations and to maintain the property under the terms of the lease. If a tenant fails to meet its lease obligations or becomes unable to so maintain a property, we will be subject to all risks associated with owning real estate. In addition, under many net leases the owner of the property retains certain obligations with respect to the property, including among other things, the responsibility for maintenance and repair of the property, to provide adequate parking, maintenance of common areas and compliance with other affirmative covenants in the lease. If we were to fail to meet these obligations, the applicable tenant could abate rent or terminate the applicable lease, which may result in a loss of our capital invested in, and anticipated profits from, the property. In addition, we may find it difficult to lease property to new tenants that may have been suited to the particular needs of a former tenant. As of December 31, 2007, $39.6 million, or approximately 2.5%, of the cost basis of our portfolio consisted of investments in joint ventures which owned net leased real estate assets that were master leased to one tenant.

We may not have control over certain of our loans and investments.

Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we or our investment management vehicles may:

•	acquire investments subject to rights of senior classes and servicers under inter-creditor or servicing agreements;

•	acquire only a participation in an underlying investment;

•	co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or

•	rely on independent third party management or strategic partners with respect to the management of an asset.

Therefore, we may not be able to exercise control over the loan or investment with regards to the potential mismatch of equity in earnings and cash distributions from certain investments. As such, there may be instances whereby earnings from such investments are withheld from distribution to satisfy margin requirements or repurchase securities upon the occurrence of certain events.

We may make investments in non-U.S. dollar denominated securities, which subject us to currency rate exposure and the uncertainty of foreign laws and markets.

We may purchase CMBS denominated in foreign currencies. We expect that our exposure, if any, would be principally to the British pound and the euro. A change in foreign currency exchange rates may have an adverse impact on returns on our non-dollar denominated investments. Although we may hedge our foreign currency risk, subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. Investments in foreign countries also subject us to risks of multiple and conflicting tax laws and regulations and political and economic instability abroad, which could adversely affect our receipt of interest income on these investments. At December 31, 2007, we had no investments in non-US dollar denominated securities.

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

The real estate securities that we purchase in connection with privately negotiated transactions are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. A majority of the mortgage backed securities that we purchase are traded in private, unregistered transactions and are therefore subject to restrictions on resale or otherwise have no established trading market. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited and may, at times, require us to sell such investments at a loss. The B-Notes, mezzanine, bridge and mortgage loans we originate or purchase are particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default.

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

Our chairman and chief executive officer and two other members of our board of directors and each of our executive officers also serve as officers of our manager and other J.E. Robert Company affiliates. Certain senior officers of J.E. Robert Company, some of whom are also our officers and directors, and their affiliates beneficially own all of the outstanding membership interests of our manager. J.E. Robert Company, and affiliates of J.E. Robert Company currently manage and invest in other real estate-related investment entities. The personnel provided to us through our manager are not required to devote a specific amount of time to our business. At the time of our formation when our management agreement, incentive plan, conflicts policy and other organizational matters were approved for us, Mr. Robert, the sole stockholder of J.E. Robert Company, was our sole stockholder and our sole director. As a result, these matters were not negotiated at arm’s length, and their terms, including fees payable to our manager, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may enter into transactions in the future with J.E. Robert Company and its affiliates that may result in conflicts of interest. In addition, we have agreed to indemnify J.E. Robert Company and our manager and their respective directors and officers with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their respective duties, performed in good faith in accordance with and pursuant to the management agreement and the related services agreement.

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

Our investment opportunities may be limited by the conflicts of interest policy of J.E. Robert Company, which manages or co-manages private equity funds with investment objectives that overlap with ours, and by the terms of the US Debt Fund.

Our manager is a wholly owned subsidiary of J.E. Robert Company, which also manages other private equity funds through other management companies. Two of these funds, JER Fund IV and the US Debt Fund (for which we serve as co-manager with JER Fund IV), have overlapping investment objectives with us. JER Fund IV invests in a wide range of commercial real estate equity and debt assets, including direct ownership of real estate, non-conduit commercial mortgage backed securities, equity securities, preferred equity and high yield debt (typically with equity participation). The US Debt Fund invests in loans secured, directly or indirectly, by real estate, including B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products such as CMBX and credit default swaps (collectively, “Targeted Investments”). We target primarily conduit commercial mortgage backed securities, mezzanine loans, net leased real estate, bridge loans, B-Notes, preferred equity, corporate loans and commercial mortgage loans. Because J.E. Robert Company makes investment decisions for us through our manager and for these other funds through certain of its other subsidiaries, there may be conflicts of interest at J.E. Robert Company as to which investment opportunities are allocated to each of fund.

We must abide by the terms of the conflicts of interest policy developed by J.E. Robert Company with respect to conflicts of interest among us, JER Fund IV and the US Debt Fund. To the extent that specific investment opportunities are determined by J.E. Robert Company to be suitable for and advantageous to each of these funds, J.E. Robert Company will allocate the opportunities equally among the funds wherever reasonably practicable. Where J.E. Robert Company determines that an equal allocation is not reasonably practicable (but subject to the required allocation of Targeted Investments to the U.S. Debt Fund under the U.S. Debt Fund Limited Partnership Agreement), it will allocate that investment in a manner that it determines in good faith to be fair and reasonable, including solely to JER Fund IV or the US Debt Fund. Therefore, the J.E. Robert Company conflicts policy may at times prevent us from acquiring a 100% interest or even a partial interest in certain attractive investments.

The J.E. Robert Company conflicts policy permits us to own debt securities and loans relating to real estate assets in which JER Fund IV or the U.S. Debt Fund owns an equity position, but in order to prevent different funds managed by J.E. Robert Company from holding opposing interests in a foreclosure or workout, in the event of a default in respect of such debt, all foreclosure and workout decisions are required to be made by a co-investor in such debt that is unaffiliated with the J.E. Robert Company, if there is one, or, if not, then by a servicer unaffiliated with the J.E. Robert Company. Therefore, we may be required to delegate the authority to assert our rights in respect of debt securities or loans relating to real estate in a foreclosure or workout situation to a third party, which would not necessarily have the same interests as us in or be as effective as us at resolving such foreclosure or workout.

J.E. Robert Company will apply the foregoing allocation procedures to us and any other investment funds, companies, vehicles or other entities that it controls or manages in the future with which we have overlapping investment objectives. J.E. Robert Company may alter its conflicts of interest policy at any time without notice to or input from us or our stockholders. The conflicts policy may make it difficult for us to avoid the registration requirements of the Investment Company Act or to satisfy the REIT requirements of the tax laws. It may also cause us to forego desirable investment opportunities and may limit our ability to refocus our investment strategy, if required.

In addition, the terms of the US Debt Fund prohibit us from investing in Targeted Investments for a period equal to the earlier of (i) April 11, 2008 or (ii) the date at which 90% of the US Debt Fund’s committed capital has been invested or otherwise committed. At March 28, 2008, approximately 28% of the U.S. Debt Fund’s committed capital was invested or otherwise committed. In addition, if the US Debt Fund is not fully invested by April 11, 2008, then for up to the next eight months or until 90% of the US Debt Fund’s committed capital has been invested or otherwise committed, we and/or JER Fund IV will be permitted to share Targeted Investments on a 50%/50% pari-passu basis. Therefore, until December 11, 2008, the terms of the US Debt Fund may cause us to forego desirable investment opportunities and may limit our ability to refocus our investment strategy, if required.

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

Mr. Joseph Robert, Jr. is our chairman and chief executive officer and the chairman and chief executive officer of our manager. As of the date hereof, Mr. Robert beneficially owns a majority of the membership interests of our manager and approximately 9.6% of our common stock. As a result, Mr. Robert has significant control over us, particularly our management. Mr. Robert may exercise his influence over us and make decisions with which you may disagree.

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

We may change our investment strategy at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this report. A change in our investment strategy may also increase our exposure to interest rate, credit market and real estate market fluctuations.

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

We conduct our operations so that we are not required to register as an investment company under the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act. We are not subject to regulation as an investment company under the Investment Company Act because we do not meet the definition of an investment company under the Investment Company Act, including Section 3(a)(1)(C). From time to time in the past, and in the future we may, have relied on, and certain of our subsidiaries may from time to time rely on, the exclusion from investment company status provided by Section 3(c)(5)(C) of the Investment Company Act (and Section 3(c)(6) if, from time to time, we engaged in our real estate business through one or more majority-owned subsidiaries).

The assets that we acquire, therefore, are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act. If we were deemed to be an investment company for purposes of the Investment Company Act and could not rely on any exemption or exclusion under the Investment Company Act, we would be subject to regulation as an investment company. This risk is greater to the extent that we invest in pools of CMBS that contain some real estate related notes. The characterization of us as an investment company would require us to either (i) change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company. We cannot assure you that we would be able to complete any required dispositions or acquisitions of assets, or deleveraging, on favorable terms, or at all. Consequently, any modification of our business plan, including selling certain investments necessary to repay amounts outstanding under our repurchase agreements or provide us with additional liquidity could have a material adverse effect on our ability to maintain our investment company exemption. Further, if we were determined to be an unregistered investment company, we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, we may be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. Finally, because affiliate transactions are prohibited under the Investment Company Act, failure to maintain our exemption would force us to terminate our management agreement, services agreement and all other agreements with affiliates. Any of these results would be likely to have a material adverse effect on our business, our financial results and our ability to make distributions to stockholders. We are in the process of applying for no-action relief with respect to the characterization of certain of our assets as qualifying real estate assets for purposes of the requirements of Section 3(c)(5)(C). We cannot assure you that such no-action relief will be granted or that it will be granted on the terms requested. See “Operating Policies and Strategies—Investment Company Act Considerations” in this report.

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

We operate in a manner intended to qualify as a REIT for federal income tax purposes. Although we do not intend to request a ruling from the Internal Revenue Service (the IRS) as to our REIT status, in April 2007, we received the opinion of Skadden, Arps, Slate, Meagher & Flom LLP with respect to our qualification as a REIT. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The opinion of Skadden, Arps, Slate, Meagher & Flom LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us and our manager, including representations relating to the values of our assets and the sources of our income. The opinion is expressed as of the date issued and will not cover subsequent periods. Counsel has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, and our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis, the results of which will not be monitored by Skadden, Arps, Slate, Meagher & Flom LLP. Our ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes, and the tax treatment of participation interests that we hold in mortgage loans and mezzanine loans, may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or other issuers will not cause a violation of the REIT requirements. If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT.

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

REIT distribution requirements could adversely affect our liquidity position and ability to execute our business plan.

We generally must distribute annually at least 90% of our net taxable income, excluding any net capital gain, in order for corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the requirements of the Internal Revenue Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Internal Revenue Code. Certain of our assets may generate substantial mismatches between taxable income and available cash. For example, in 2007, estimated taxable income exceeded GAAP net income by approximately $40.5 million and net cash provided by operating activities (per our statement of cash flows) by approximately $18.8 million. As a result, the requirement to distribute a substantial portion of our net taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms or (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, in order to comply with REIT requirements. In addition, any capital losses related to the sales of our investments may not reduce ordinary taxable income and corresponding distribution requirements to shareholders. Capital losses may only be used to offset capital gains; however, such capital losses may be carried forward to future years to offset future capital gains.

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

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations. Under current law, any income that we generate from derivatives or other transactions intended to hedge our interest rate or foreign currency risks will generally constitute income that does not qualify for purposes of the 75% income requirement applicable to REITs, and will also be treated as nonqualifying income for purposes of the REIT 95% income test unless specified requirements are met. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes in hedged items than we would otherwise incur.

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

On July 13, 2005, we completed an initial public offering of our common stock, which is listed on the New York Stock Exchange. While there has been active trading in our common stock since the initial public offering, we cannot assure you that an active trading market in our common stock will be sustained. Even if an active trading market for our common stock continues, the market price of our common stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the purchase price you paid to acquire them. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common shares include:

•	actual or anticipated variations in our quarterly operating results or dividends;

•	changes in our funds from operations or earnings estimates or publication of research reports about us or the real estate industry;

•	increases in market interest rates or credit spreads that lead purchasers of our shares to demand a higher yield;

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

We expect to make quarterly distributions to our stockholders in amounts such that we distribute all or substantially all of our taxable income in each year, subject to certain adjustments. We have not established a minimum distribution payment level, and our ability to make distributions may be adversely affected by the risk factors described in this report, including the possibility of a downturn in our operating results and financial performance, lack of liquidity or a decline in the value of our asset portfolio. All distributions will be made at the discretion of our board of directors and will depend on our earnings and cash flow, our financial condition, maintenance of our REIT status and other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of taxable income, such distributions would generally be considered a return of capital for federal income tax purposes.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

ITEM 2.    PROPERTIES

As of December 31, 2007, we owned a 50% interest in a joint venture that owned twelve net leased facilities located in seven states within the United States. Six of the twelve properties were acquired in December 2006 and the remaining six properties were acquired in July 2007. The properties are leased to a single tenant on a net basis whereby the tenant is responsible for all operating expenses, real estate taxes and insurance.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the NYSE and traded under the symbol “JRT” since our initial public offering in July 2005. On March 26, 2008, the closing sale price of our common stock, as reported on the NYSE, was $9.88. As of March 26, 2008, there were 185 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

	High	Low	Dividends Declared Per Share
Third Quarter 2005	$19.00	$18.00	$0.30
Fourth Quarter 2005	18.51	15.84	0.33

First Quarter 2006	18.10	15.93	0.33
Second Quarter 2006	16.70	14.85	0.36
Third Quarter 2006	17.25	14.93	0.40
Fourth Quarter 2006	21.57	16.90	0.72	(1)

First Quarter 2007	21.54	16.64	0.44
Second Quarter 2007	19.33	14.46	0.45
Third Quarter 2007	15.19	8.00	0.45
Fourth Quarter 2007	13.53	8.38	1.10	(2)

(1)	Includes a special cash dividend of $0.30 per share of common stock.
(2)	Includes a special cash dividend of $0.65 per share of common stock.

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

Dividends

We intend to continue to declare quarterly distributions on our common stock. No assurance, however, can be given as to the amounts or timing of future distributions as such distributions are subject to the discretion of our board of directors and will depend on a number of factors including: our actual results of operations; restrictions under Maryland law; the timing of the investment of our equity capital; the amount of our net cash provided by operating activities; our financial condition; our debt service requirements including margin calls on repurchase agreements; our capital expenditure requirements; our taxable income; the annual distribution requirements under the REIT provisions of the Internal Revenue Code; our operating expenses; and other factors our board of directors deems relevant.

Issuer Purchases of Equity Securities

During the year ended December 31, 2007, the Company did not purchase any shares of its equity securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Securities Authorized for Issuance Under Equity Compensation Plans

In June 2007, we issued to each of our five independent directors 2,000 shares of restricted common stock pursuant to the terms of the restricted stock grant in our Amended Nonqualified Stock Option and Incentive Award Plan (the “Amended Plan”). One half of the restricted stock granted to each of these employees were vested as of the date of grant and the second half will vest in June 2008. The issuance of these 10,000 shares was not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(2) thereof. As of December 31, 2007, we have granted an aggregate of 40,000 shares of restricted stock to our independent directors, of which 5,000 shares are unvested.

In April 2007, certain of our officers and employees of an affiliate of the manager were awarded 124,500 restricted shares of common stock pursuant to the terms of the restricted stock agreement in our Nonqualified Stock Option and Incentive Awards plan (the “Plan”). These shares are subject, in each case, to vesting over three years. 50% of these shares vest ratably over three years, subject to continued employment with affiliates of our Manager. The remaining 50% of these shares vest subject to continued employment with affiliates of our Manager and graded vesting commencing in March 2008 based on achievement of certain market conditions. As of December 31, 2007, 3,000 of these restricted shares had been forfeited and none had vested.

In July 2007, we granted 12,500 shares of restricted stock to an employee of an affiliate of our manager.

In May 2006, we granted Mark Weiss, our president, 60,000 restricted shares of common stock and 150,000 stock options on our common stock under the Plan. With respect to the restricted shares of common stock, 50% of these shares vest ratably over five years, subject to continued employment with affiliates of our manager. The remaining 50% of these shares vest subject to continued employment with affiliates of our manager and graded vesting commencing in June 2009 based on achievement of certain conditions. As of December 31, 2007, 6,000 of these shares had vested. The issuance of these 60,000 shares was not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(2) thereof.

The following table sets forth our securities available for future issuance under our equity compensation plans as of December 31, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders :
The Plan	150,000	$17.75	—
The Amended Plan	—	—	1,213,200
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	150,000	$17.75	1,213,200

As of December 31, 2007, we had a total of 25,901,035 shares of common stock issued and outstanding.

Performance Graph

Set forth below is a line graph comparing the cumulative total stockholder return on shares of our Common Stock with the cumulative total return of the SNL Finance REIT Index and the Russell 2000 Stock Index. The period shown commences on July 15, 2005, the date that our Common Stock was registered under Section 12 of the Securities Exchange Act of 1934, and ends on December 31, 2007, the end of our last fiscal year. The graph assumes an investment of $100 on July 15, 2005 and the reinvestment of any dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance. The information included in the graph and table below was obtained from SNL Financial LC, Charlottesville, Va. © 2008.

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

	For the Year Ended December 31,
	2007	2006	2005
Consolidated Income Statement Data:
Total revenue	$134,641	$74,010	$36,418
Expenses:
Interest expense	75,984	26,662	5,926
Management fees, affiliate	7,331	7,631	5,604
General and administrative	7,648	7,262	4,512
Incentive fees, affiliate	826	—	—
Depreciation and amortization of real estate assets	1,128	23	—

Total expenses	92,917	41,578	16,042

Loss on sales of assets, net	—	—	(821)
Unrealized loss on real estate loans held for sale	(13,866)	—	—
Unrealized loss on impairment of CMBS	(4,434)	(719)	—
Unrealized gain (loss) due to hedge ineffectiveness, net	(361)	—	5

Net income available to common stockholders	$23,063	$31,713	$19,560

Earnings per share:
Basic	$0.90	$1.23	$1.08
Diluted	$0.90	$1.23	$1.08
Weighted average number of common shares outstanding:
Basic	25,701	25,686	18,123
Diluted	25,723	25,699	18,124
Other Data:
Dividends declared per common share	$2.44	$1.81	$1.18

	As of December 31,
	2007	2006	2005
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents(1)	$87,556	$143,443	$151,706
Restricted cash	6,687	83,085	108
CMBS, at fair value	717,440	790,203	416,864
Real estate loans, held for long-term investment	274,734	287,845	81,696
Real estate loans, held for sale	221,599	—	—
Real estate assets, net	—	38,740	—
Investment in unconsolidated joint ventures	40,764	—	—
Total assets	1,376,181	1,367,961	659,176
Dividends payable	28,391	18,523	8,477
Notes payable	974,578	974,578	266,255
Repurchase agreements	261,864	—	—
Junior subordinated debentures	61,860	—	—
Total liabilities	1,365,383	997,980	278,606
Stockholders’ equity	10,798	369,981	380,570

(1)	See Liquidity & Capital Resources section for a discussion of our liquidity position subsequent to December 31, 2007

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the consolidated financial statements and notes included herein. Amounts are presented in thousands except for share and per share data and as otherwise noted.

General

JER Investors Trust Inc. is a specialty finance company organized by J.E. Robert Company primarily to originate and acquire real estate debt securities and loans and fee interests in net leased real estate assets. We were formed in April 2004 and we completed our initial public offering in July 2005. We are externally managed and advised by JER Commercial Debt Advisors LLC (our “manager”), an affiliate of J.E. Robert Company. J.E. Robert Company and its affiliates are a fully integrated real estate investment management firm. We capitalize on the knowledge and substantial resources of J.E. Robert Company and its affiliates to take advantage of the growing volume and complexity of commercial real estate structured finance products. We invest primarily in loans and debt securities that we believe will yield high risk-adjusted returns. Our target investments include commercial real estate structured finance products such as commercial mortgage backed securities (commonly known as CMBS), mezzanine loans and B-Note participations in mortgage loans, as well as whole commercial mortgage loans, loans to real estate companies, preferred equity, and net leased real estate. Although we have not to date, we may also invest in single-family residential mortgages and related securities. We pursue a selective investment strategy, targeting specific transactions based on an analysis of debt structure and taking into account the underlying real estate and borrower credit risk. We are organized and conduct our operations in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

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

Trends

During the second half of 2007 and the first quarter of 2008, severe credit and liquidity issues in the subprime residential lending and single family housing sectors negatively impacted the asset-backed and corporate fixed income markets, as well as the equity securities of financial institutions, homebuilders and real estate companies. As the severity of residential sector issues increased, nearly all securities markets experienced decreased liquidity and greater risk premiums as concerns about the outlook for the U.S. and world economic growth increased. These concerns continue and risk premiums in many capital markets remain at or near all-time highs with liquidity extremely low compared to historical standards or virtually non-existent. As a result, most commercial real estate finance and financial services industry participants, including us, have curtailed new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, we are focused on actively managing credit risk and maintaining liquidity.

Credit Market and Spreads: The value of our real estate securities and loans are influenced by changes in spreads, which measure the yield demanded by the market on securities and loans relative to a specific benchmark, generally a risk free rate of return for a comparable term. Credit spreads applicable to our targeted investments will periodically fluctuate based on changes in supply and demand, the availability of financing for such investments and other market factors. We expect demand to vary based on investor perception of the associated credit risk in current underwriting practices, the adequacy of ratings provided by the rating agencies, the availability and terms of financing for such investments and investor assessment of the current and future real estate market fundamentals. Demand may be further influenced by investor expectations regarding the ability to finance these assets, currently or in the future. We generally expect that credit spreads will increase during periods of perceived higher credit risk and decline during periods of perceived lower credit risk, and increase during periods where financing is not readily available and decrease when financing is readily available. While we expect that supply will vary from quarter to quarter, we expect the securitization market over the long-term to generally remain a key source of real estate lending capacity and liquidity.

CMBS Issuance and Valuation: We believe the total issuance for CMBS, inclusive of non-investment grade securities, will be significantly less in 2008 than in recent years. In fact, in 2008 through March 15, 2008, only two CMBS transactions totaling $3.6 billion were issued. This compares to total first quarter 2007 issuances of approximately $55.6 billion. This is a direct result of the dramatic slowdown in the pace of lending by CMBS originators.

The slow down in originations has also resulted in a dramatic reduction of new opportunities in the mezzanine, B-note mortgage loan, bridge loan, preferred equity and non-investment CMBS markets. As originations at traditional high leverage lenders decline and there is a reduction in the volume of real estate transactions generally, new investment opportunities in this sector have been reduced accordingly. We believe market supply will not increase significantly until stability in the real estate lending market returns.

Recently, significant disruptions in the global credit markets have had a substantial effect on market participants. These disruptions have led to, among other things, a significant decline in the fair value of many mortgage related investment securities, as well as a significant contraction in commercial paper and other short-term and long-term funding sources. As a result, many investment vehicles indicate difficulty valuing certain of their holdings as a result of market illiquidity.

During this period, we have seen a significant widening of credit spreads in both the subordinate CMBS market which includes bonds rated BB+ through NR classes, and in the investment grade tranches of BBB- and above. For example, the credit spread over applicable swap rates for a typical BBB- CMBS new-issue bonds was estimated to exceed 900 basis points as of December 31, 2007 compared to approximately 425 basis points as of September 30, 2007 and 95 basis points as of December 31, 2006. Subsequent to December 31, 2007, there has been a significant decline in new issue CMBS volume and credit spreads have continued to increase based on reported pricing levels. Additionally, we have seen widening of credit spreads on real estate loans, including B-Notes, mezzanine loans and whole loans. Given the current volatility in the capital markets, we cannot predict changes in the market value of collateral and potential margin call requirements, if any, under our repurchase agreement facilities.

Primarily as a result of such spread widening, we have had margin calls on our repurchase agreement facilities based upon fair market value determinations of the underlying collateral. During the year ended December 31, 2007, such margin calls totaled $73.8 million, and there have been $65.8 million of margin calls subsequent to December 31, 2007 through March 28, 2008.

Competition: Over the long-term, we expect to face increased competition for our targeted investments. However, overall, we expect the market for these investments, as well as the continuing trend of tranching and further retranching commercial mortgage loans into new securities that are packaged and resold, will continue over the long term to provide us with a variety of investment opportunities. In the short to medium term, there are likely to be periods of growth and contraction in the market. However, over the long-term, we believe borrowers need a full range of financing opportunities to make acquisitions, particularly on larger assets where substantial equity commitments are required.

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

Rising Interest Rate and Financing Environment: We believe that interest rates are likely to increase over the long term and there are likely to be periods of significant fluctuation in interest rates. With respect to our existing and future floating rate investments, we believe such interest rate increases should result in increases in our net interest income. Similarly, we believe such an increase in interest rates should generally result in an increase in our net interest income on future fixed interest rate investments made by us. Conversely, in periods of rising interest rates, existing investments may be exposed to more credit risk due to potentially higher capitalization rates resulting in a possible decline in collateral property values potentially decreasing the proceeds from a refinancing as well as the impact of higher debt service requirements for floating rate loans. Further, in periods of rising interest rates, prepayments on mortgage loans generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. With respect to our existing fixed rate investments, we believe our strategy of financing such assets through a match-funded collateralized debt obligations (“CDOs”), combined with utilizing interest rate swaps prior to the execution of a CDO, allows us to mitigate potential reductions in net interest income. Nevertheless, depending upon market conditions, we may not be able to successfully match fund liabilities associated with our investments. Most recently, we have seen a significant widening of borrowing spreads and dramatic decreases in available leverage in the commercial real estate market and the related commercial real estate commercial debt obligations (“CRE CDOs”) market such that the CMBS and CDO markets are effectively closed for new issuances. The current state of the CMBS and CRE CDO markets could have a negative impact on our leveraged returns and our ability to successfully match fund liabilities associated with our investments.

Issuances of Common Stock

In June 2004, we sold 11,500,000 shares of common stock in a private placement offering for net proceeds of approximately $160.1 million. Additionally, we issued 335,000 shares of common stock to our manager and an aggregate of 6,000 shares of restricted common stock to our independent directors pursuant to our Nonqualified Stock Option and Incentive Plan (the “Plan”) at the time of the closing of the private placement. In July 2004, when James Kimsey and Frank Caufield joined our Board of Directors, we issued each of them 2,000 additional shares of restricted common stock pursuant to the Plan.

In July 2005, the Securities and Exchange Commission (“SEC”) declared effective our registration statement on Form S-11 (No. 333-122802) (the “Registration Statement”) relating to (a) our initial public offering (the “IPO”) of up to 13,832,025 shares of common stock, including 1,832,025 shares of common stock pursuant to an over-allotment option granted to the underwriters and (b) the offering by selling stockholders of 213,499 shares of common stock through the underwriters. On July 19, 2005, we issued a total of 12,000,000 shares of common stock in the IPO, at a price to the public of $17.75 per share. We did not receive any proceeds from the sale by the selling stockholders of 213,499 shares of common stock, at a price to the public of $17.75 per share.

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

During 2007, we granted 137,000 shares of restricted stock to certain officers and employees of an affiliate of our manager, of which 3,000 shares have been forfeited. In May 2006, we granted Mark Weiss, our president, 60,000 shares of restricted stock and 150,000 stock options on our common stock. As of December 31, 2007, we had a total of 25,901,035 shares of common stock issued and outstanding. As of December 31, 2007, we had granted an aggregate of 40,000 shares of restricted stock to our independent directors.

Critical Accounting Policies

Our most critical accounting policies relate to investment consolidation, revenue recognition, securities valuation and impairment, loan loss provisions, derivative accounting and income taxes. Each of these items involves estimates that require management to make judgments that are subjective in nature. We rely on J.E. Robert Company and its affiliates’ experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under different conditions, we could report materially different amounts using these critical accounting policies.

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

The table below details information about our CMBS investments, including the purchase date, the face amount of the total CMBS issuance, the original face amount of our CMBS investments, and the amortized cost of our CMBS investments as of December 31, 2007 and 2006:

CMBS Trust	Investment Date	Total Face Amount of CMBS Issuance	Original Face Amount of Investment	Amortized Cost as of
				December 31, 2007	December 31, 2006
MACH One 2004-1	July 2004	$643,261	$50,637	$19,672	$18,611
CSFB 1998-C1	August 2004	2,482,942	12,500	9,565	9,316
CSFB 2004-C4	November 2004	1,138,077	52,976	22,575	22,547
MLMT 2004-BPC1	November 2004	1,242,650	76,986	26,174	26,535
JPMCC 2004-C3	December 2004	1,517,410	81,561	35,800	35,872
JPMCC 2005-CIBC11	March 2005	1,800,969	70,035	33,761	34,096
BACM 2005	April 2005	2,322,091	84,663	41,630	41,739
LB UBS 2005-C2	April 2005	1,942,131	7,000	4,328	4,308
CSFB 2005-C2	May 2005	1,614,084	82,261	37,695	38,971
LB UBS 2005-C3	June 2005	2,060,632	39,335	17,626	19,780
JPMCC 2005-CIBC12	July 2005	2,167,039	70,429	33,793	34,857
JPMCC 2005-LDP4	September 2005	2,677,075	90,352	48,731	48,801
MSCI 2005-IQ10	October 2005	1,546,863	55,274	30,694	30,755
MLMT 2005 CK11	December 2005	3,073,749	96,066	51,689	51,976
MSC 2006 HQ8	March 2006	2,731,231	105,707	62,181	62,093
JPMCC 2006-CIBC15	June 2006	2,118,303	71,493	37,436	37,845
CGCMT 2006-C4	June 2006	2,263,536	84,395	50,759	51,043
MSCI 2006- HQ9	August 2006	2,565,238	81,338	48,577	48,850
MLMT 2006- C2	August 2006	1,542,697	60,067	38,249	38,259
JPMCC 2006- LDP8	September 2006	3,066,028	107,158	64,231	64,642
CD 2006- CD3	October 2006	3,571,361	110,713	62,616	63,245
MSCI 2007- HQ11	February 2007	2,417,647	89,530	58,401	—
GCCFC 2007- GG9	March 2007	6,575,924	34,167	31,061	—
JPMCC 2007- LDP10	March 2007	5,331,517	151,616	85,343	—
WAMU 2007- SL3	June 2007	1,284,473	6,500	5,746	—
JPMCC 2007- LDP12	August 2007	2,310,556	81,402	39,554	—

Total		$62,007,484	$1,854,161	$997,887	$784,141

Our maximum exposure to loss as a result of our investment in these securities totaled $997.9 million and $784.1 million as of December 31, 2007 and 2006, respectively. However, we have reduced our maximum economic loss exposure through the use of non-recourse and partial recourse financing vehicles for these investments.

The financing structures we offer to our borrowers on certain of our loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46(R). We have evaluated these entities and have concluded that none of them are VIEs that are subject to consolidation under FIN 46(R).

In April 2007, we created a trust subsidiary for the purpose of issuing trust preferred securities. The trust is considered a VIE under FIN 46(R) and it was determined that the Company is not the primary beneficiary of the trust. Accordingly, the trust is accounted for using the equity method of accounting. See Liquidity and Capital Resources- Junior Subordinated Debentures for additional information.

In October 2007, we sold a 50% interest in the entity that owns all twelve of our net leased real estate assets, forming a joint venture with an unrelated third party. The joint venture is not considered a VIE under FIN 46(R) and we account for our investment in the joint venture under the equity method of accounting.

In December 2007, we entered into an agreement to invest up to $10.0 million into a fund, defined as the JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”), established to buy loans secured, directly or indirectly, by real estaste, including B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products such as CMBX and credit default swaps. Excluded investments for the US Debt Fund include non-performing loans, fee-simple ownership interests, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by us or an affiliate of our Manager and net leased real estate assets. The US Debt Fund is not considered a VIE under FIN 46(R). Accordingly, the US Debt Fund is accounted for using the equity method of accounting.

Although the entity that owns the net leased real estate assets and the US Debt Fund are not VIE’s under FIN 46(R), we determined that these entities should not be consolidated under EITF 04-5 given the rights afforded to the other partners in those entities.

We determine if our real estate loans should be accounted for as loans, real estate investments or equity method joint ventures in accordance with AICPA Practice Bulletin No. 1 on acquisition, development or construction (“ADC”) arrangements. To date, we have accounted for all of our arrangements as loans based on the guidance set forth in the Practice Bulletin.

We acquire participating interests in commercial real estate first mortgage loans and mezzanine loans. When we initially invest in loan participations, they are evaluated under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to determine whether the participation interest meets the definition of a debt security. To the extent a given loan participation meets the definition of a debt security, the participation will be accounted for according to the guidance in SFAS No. 115. Those loan participations that do not meet the definition of a debt security are accounted for as loans, and are initially recorded at the purchase price, which is generally at or near par value, and are carried on the balance sheet at amortized cost. To date, the Company has determined that none of the participation interests acquired met the definition of a debt security. See additional information regarding loan accounting and revenue recognition below under Revenue Recognition.

In accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities, real estate loans that may sell for general corporate liquidity purposes are classified as loans held for sale. Real estate loans available for sale are carried at the lower of cost or market value, on an individual loan basis, using available market information obtained through consultation with dealers or other originators of such investments.

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

When the present value of current period estimates of future cash flows are lower than the present value of the previous period estimates, as adjusted for principal and loan payments, and the current estimated fair value is less than an asset’s carrying value, we will write down the asset to the current estimated fair market value and record an other than temporary impairment through a charge to current period earnings. After taking into account the effect of the impairment charge, future income is recognized using the market yield for the security used in establishing the current fair market value.

Equity in the income or loss of unconsolidated joint ventures is recorded based on the equity method of accounting. We allocate income to equity participants based on the terms of the respective partnership agreements upon an assumed liquidation of the joint venture at its depreciated book value as of the end of the reporting period.

Lease income from leased real estate assets is recognized on a straight-line basis over the terms of the lease in accordance with SFAS No. 13. During the years ended December 31, 2007 and 2006, $1.9 million and $48, respectively, of rent recognized as income in excess of amounts contractually due pursuant to the underlying leases was included in lease income from real estate assets on the accompanying consolidated statement of operations. We may establish, on a current basis, an allowance against such straight line rent receivable assets for future estimated potential tenant credit losses which may occur. The balance reflected on the consolidated balance sheet is net of such allowance.

Securities Valuation. We designate certain of our investments in mortgage backed securities, mortgage related securities and certain other securities as available-for-sale. Securities available-for-sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The fair value of CMBS investments is determined by management based on discounted cash flow models which utilize prepayment and loss assumptions based upon historical experience, economic factors and forecasts and the characteristics of the underlying cash flows. Management determines the applicable discount rates based on current credit spreads as reflected in information provided by issuers of the securities, comparable deals purchased or traded in the marketplace, if available, the CMBX indices and other derivative trading markets and market interest rates. In addition, management validates its fair value estimates with information from dealers who make markets in these securities as well as lenders on our repurchase agreement facilities. The determination of future cash flows and the appropriate discount rate is inherently subjective and actual results may vary significantly from management’s estimates.

We must also assess whether unrealized losses on securities indicate other than temporary impairment, which would result in writing down the security to its estimated fair value through a charge to earnings. This will create a new carrying basis for the security and a revised yield will be calculated based on the future estimated cash flows. See Revenue Recognition above. Significant judgments of management are required in this analysis, which include assumptions regarding the collectability of the principal and interest, net of expenses, on the underlying loans.

When the fair value of an available for sale investment is less than its amortized cost for an extended period, we consider whether there is an other than temporary impairment in the value of the security. If an other than temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is reflected as an immediate reduction of current earnings. The determination of other than temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss recognition.

We consider the following factors when determining an other than temporary impairment for a security or investment: (i) the length of time and the extent to which the market value has been less than the amortized cost, (ii) the underlying fundamentals of the relevant market, including indicators of credit deterioration, and the outlook for such market for the near future, and (iii) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value. In the future, if our liquidity needs change, it may impact our ability and intent to hold certain investments.

Accounting Treatment for an Investment Acquired from and Financed with a Repurchase Agreement from the Same Counterparty. We have considered an interpretation of GAAP relating to the treatment of transactions where investments acquired by us from a particular counterparty are simultaneously or subsequently financed via a repurchase agreement with that same counterparty or an affiliate thereof. We have recorded such transactions as a sale of the investment to us and such related debt provided to us as a financing. An alternative interpretation of GAAP, however, concerns whether such investments should be treated net of the amount financed, or as a derivative. Over the past two years, we have made several investments that may be affected by such alternative interpretation. In the three months ended September 30, 2007, we acquired $39.9 million of subordinate CMBS and financed $25.3 million of the purchase via an existing repurchase agreement with the seller. In the three months ended March 31, 2007, we acquired a first mortgage loan participation investment from a counterparty for $35.0 million and concurrent with closing, the same counterparty provided financing of $29.8 million via an existing repurchase agreement. In the three months ended June 30, 2006, we acquired four mezzanine loans from a counterparty and in September 2006 financed these same four mezzanine loans through an existing repurchase agreement with the seller. The repurchase agreement provided by the counterparty was fully repaid in October 2006 in connection with CDO II. In February 2008, effective December 15, 2008, the FASB issued FSP No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” which provides additional guidance with respect to this issue. As of December 31, 2007, $35.2 million of borrowings were outstanding with these counterparties related to a cost basis of the two related investments of $59.6 million, each of which are carried on the consolidated balance sheet at the estimated fair value of approximately $50.3 million as of December 31, 2007. As a result, the alternative accounting treatment would reduce total assets and liabilities by $35.2 million and reported net income for the year ended December 31, 2007 by $9.1 million.

Loan Loss Provisions. We purchase and originate commercial real estate mortgage and mezzanine loans to be held as long-term investments. The loans are evaluated for possible impairment on a quarterly basis. In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, impairment occurs when it is deemed probable we will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, we will establish a reserve for loan losses and a corresponding charge to earnings through the provision for loan losses. Significant judgments are required in determining impairment, which includes making assumptions regarding the value of the loan, the value of the real estate or partnership interests that secure the loan, and any other applicable provisions, including guarantees and cross-collateralization features, if any.

In accordance with the criteria established in SFAS No. 13, Accounting for Leases, we have evaluated each lease agreement related to the net leased real estate assets more fully described in Note 6. We accounted for this lease as an operating lease under SFAS No. 13 from inception through October 30, 2007 at which time we sold a 50% interest in the entity that owns all twelve net leased real estate assets as more fully discussed above in “Our Investments- Net Leased Real Estate Assets.”

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

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheets as either an asset or liability, with a corresponding amount, adjusted for swap payments, recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. As of December 31, 2007 and 2006, we had no fair value hedges.

All hedges held by us are deemed to be highly effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management. In the future, if these hedges are deemed ineffective, all of the components of the changes in fair value may be recognized in the consolidated statement of operations. Events that may indicate hedge ineffectiveness include, but are not limited to, our inability to complete financing transactions and where financing proceeds are less than expected. If it is probable that hedged items are not going to occur, then all amounts in accumulated other comprehensive income (loss) may be recorded in the consolidated statement of operations.

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

The 2004 through 2006 tax years remain subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in its general and administrative expense on its consolidated statements of operations. There were no penalties related to uncertain tax positions for all periods prior to December 31, 2007.

New Accounting Standards. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data or assumptions of market participants. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Valuations of derivative assets and liabilities reflect the value of the instrument including the values associated with counterparty credit risk. With the issuance of SFAS 157, the accounting industry clarified that these values must also take into account our own credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Effective January 1, 2008, we will update our methodology to calculate the impact of both the counterparty and our own credit standing.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of SFAS No. 115. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We intend to elect the fair value option for all financial assets and liabilities associated with our CDO I and CDO II financings. The impact of adopting SFAS No. 159 is expected to increase stockholders’ equity by approximately $246 million as of January 1, 2008, which can be attributed to an increase in retained earnings of approximately $20 million and an increase in accumulated other comprehensive loss of approximately $226 million.

In June 2007, AICPA Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide: Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”) was issued. SOP 07-1 provides specific conditions for determining whether an entity is within the scope of the Guide. Additionally, for those entities that are investment companies under SOP 07-1, additional guidance is provided regarding the retention of specialized investment company industry accounting by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. In October 2007 and again in February 2008, the FASB voted to indefinitely defer the effective date of SOP 07-1 until they can reassess its provisions. Early adoption of the SOP is not permitted for entities that had not already adopted the standard as of the first deferral date. Accordingly, at this time, it is not possible to determine what impact, if any, SOP 07-1 will have on our financial statements.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (SFAS 141(R)). This Statement replaces SFAS 141, “Business Combinations”, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes”, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets”, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 160 could have on our financial statements.

In February 2008, the FASB issued FSP No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”. This standards aims to provide guidance on accounting for a transfer of a financial asset and a repurchase financing. The provisions of FSP No. 140-3 are effective, and should be applied prospectively, for companies with fiscal years beginning after November 15, 2008. We are currently evaluating the impact of FSP 140-3 on our financial position, results of operations and financial disclosures.

In March, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This statement provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. The statement is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of SFAS No. 161 on its financial position, results of operations and financial disclosures.

Balance Sheet Review

As of December 31, 2007, total assets were approximately $1.4 billion, an increase of $8.2 million, or 0.6%, from December 31, 2006. Asset growth was primarily due to the acquisition of income earning assets including CMBS, real estate loans and real estate assets, offset, in part, primarily by declines in the estimated fair values of CMBS investments. Income earning assets grew by $5.5 million, or 0.4%, from $1.3 billion at December 31, 2006. At December 31, 2007, income earning real estate assets, including cash, had a weighted average yield of 8.2%, based on their amortized cost.

The level of investment related income is directly related to the balance of the interest-bearing assets, net leased real estate assets and investments in unconsolidated subsidiaries outstanding during the period and the weighted average yields on such investments. The cost basis of interest-bearing, net leased real estate assets and investments in unconsolidated subsidiaries related and weighted average yields at December 31, 2007 and December 31, 2006 were as follows:

	2007		2006
	Cost	Yield	Cost	Yield
CMBS	$997,887	8.7%	$784,141	8.8%
Real estate loans, held for long-term investment	274,734	7.9%	287,845	9.6%
Real estate loans, held for sale	235,465	7.1%	—	—
Real estate assets	—	—	38,740	14.2%
Investments in unconsolidated joint ventures	40,764	13.8%	—	—

Total	$1,548,850	8.4%	$1,110,726	9.2%

During the year ended December 31, 2007, the Company invested a total of $222.8 million, prior to closing credits, in five newly issued CMBS conduit transactions. The CMBS bonds purchased in these transactions are rated BBB- and below with loss-adjusted yields ranging from 6.0% to 10.1%.

At December 31, 2007, we held investments in CMBS issued by 25 separate CMBS trusts and one Re-Remic issuance with an aggregate estimated fair value of $717.4 million. The amortized cost basis of our investments in CMBS was $997.9 million with a weighted average yield of 8.7%. At December 31, 2007, the weighted average expected life of our CMBS investments was 10.2 years.

During the year ended December 31, 2007, we invested $167.8 million, net of $2.2 million in net discounts, in three fixed rate real estate loans that bear interest ranging from 5.8% to 6.4% and have maturity dates between December 2016 and January 2017. In addition, during the year ended December 31, 2007, we invested $245.2 million, net of $0.6 million in discounts, in seven floating rate real estate loans that bear interest based on LIBOR plus credit spreads ranging from 1.8% to 3.5% and have maturity dates between February 2009 and June 2011. During this period we also received repayments of $191.2 million related to outstanding principal balances on certain real estate loans investments.

At December 31, 2007, we had seven loans classified as held for sale for purposes of providing potential additional liquidity with an amortized cost basis of $235.5 million, a carrying value of $221.6 million and a weighted average interest rate of 7.1%. Three of the loans with an amortized cost basis of $167.9 million and a carrying value of $154.8 million bear interest at fixed rates with a weighted average interest rate of 6.1% while four of the loans have an amortized cost of $67.6 million and a carrying value of $66.8 million bear interest at floating rates with a weighted average interest rate of LIBOR plus 264 basis points.

At December 31, 2007, we had eight loans classified as held to maturity with an amortized cost basis and carrying value of $274.7 million and a weighted average interest rate of 7.9%.

At December 31, 2007, we had $40.8 million of investments in unconsolidated joint ventures consisting of $39.6 million in a joint venture that owns net leased assets and $1.2 million in the US Debt Fund.

At December 31, 2007, total liabilities were $1.4 billion, an increase of $367.4 million, or 36.8%, from December 31, 2006. Liability growth, the majority of which was in the form of repurchase obligations and junior subordinated debentures, was used to finance investments, primarily in CMBS, real estate loans and real estate assets during the year ended December 31, 2007. At December 31, 2007, the Company had interest-bearing liabilities of $1.3 billion with a weighted average borrowing cost of 5.7%.

At December 31, 2007, we were party to three repurchase agreements with three counterparties that provide for total borrowing capacity of $650.0 million although borrowing capacity is limited to assets available to be pledged based on the underlying characteristics of such assets. We had no additional borrowing capacity at December 31, 2007. At December 31, 2007, we had $261.9 million outstanding under these agreements. The weighted average borrowing cost for repurchase agreement debt outstanding at December 31, 2007 was 5.8%.

At December 31, 2007, we had CDOs outstanding from two separate issuances. Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet at $974.6 million, representing the amortized sales price of the securities sold to third parties. The weighted average interest rate of the bonds, including the amortization of debt issuance costs and excluding the impact of related interest rate swaps, was 5.6% at December 31, 2007. Of the $974.6 million of bonds outstanding, $780.6 million were floating rate with a weighted average interest rate of LIBOR plus 59 basis points while $194.0 million were fixed rate with a weighted average interest rate of 6.0%.

On April 9, 2007, we issued $61.9 million of junior subordinated debentures to a subsidiary to fund existing and future investment activities and other working capital needs. We also invested $1.9 million in the common equity of such subsidiary. On April 9, 2007, we issued $60.0 million of trust preferred securities through a subsidiary, JERIT TS Statutory Trust I. The trust preferred securities and the junior subordinated debentures have a 30-year term ending April 2037, are redeemable at par on or after April 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years through April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. Net cash proceeds from this financing transaction were $59.1 million. We incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the junior subordinated debentures. Unamortized debt issuance costs of $1.0 million are included as a component of deferred financing fees on the consolidated balance sheet at December 31, 2007.

At December 31, 2007, we were party to eight interest rate swaps with a total current notional amount of $707.3 million at December 31, 2007. These interest rate swaps are treated as cash flow hedges and effectively convert floating rate debt to fixed rate debt. Under these swaps, we receive a rate equal to LIBOR and pay a weighted average rate of 5.1%. The net fair value of the interest rate swaps at December 31, 2007 was a liability of $32.9 million and is included as a component of interest rate swap agreements, fair value on the consolidated balance sheets.

At December 31, 2007, total stockholders’ equity was $10.8 million, a decrease of $359.2 million, or 97.1% from December 31, 2006. The decrease in stockholders’ equity was primarily due to an increase in unrealized losses on our CMBS of $286.5 million, decreases in the fair value of our interest rate swaps of $34.0 million and increases in accumulated distributions in excess of retained earnings of $39.9 million.

At December 31, 2007, 25,901,035 shares of common stock were issued and outstanding, including 193,000 shares of unvested restricted stock.

Results of Operations

Comparison of the years ended December 31, 2007, 2006 and 2005 (in millions)

Net income was $23.1 million, or $0.90 per diluted share, and $31.7 million, or $1.23 per diluted share, for the year ended December 31, 2007 and 2006, respectively. Net income was $19.6 million, or $1.08 per diluted share for the year ended December 31, 2005.

Revenues

The following table sets forth information regarding the total amount and composition of our revenues, which are primarily interest income earned from our investments and cash positions and lease income on our net leased real estate assets (in thousands):

	For the Year Ended December 31,			Increase (decrease)
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
REVENUES
Interest income from CMBS	$80,884	$50,771	$23,979	$30,113	$26,792
Interest income from real estate loans	41,008	16,827	11,286	24,181	5,541
Interest income from cash and cash equivalents	5,569	6,259	1,056	(690)	5,203
Lease income from real estate assets	6,408	153	—	6,255	153
Equity in earnings of unconsolidated joint ventures	753	—	—	753	—
Other income	19	—	97	19	(97)

Total Revenues	$134,641	$74,010	$36,418	$60,631	$37,592

The increase in revenues during the year ended December 31, 2007 compared to the year ended December 31, 2006 is primarily due to increased balances of interest-bearing assets due to acquisitions of CMBS and real estate loans as well as increased lease income on net leased real estate assets due to acquisitions. For the year ended December 31, 2007, $97.5 million was earned on fixed rate investments, while the remaining $37.1 million was earned on floating rate investments, compared to $50.9 million and $23.1 million for the same period in 2006, respectively. We classify income from floating rate investments as that which is tied to a published index, e.g. LIBOR. At December 31, 2007, our floating rate investments included a cost basis of $342.3 million in real estate loans, $87.6 million in cash and cash equivalents and $6.7 million in restricted cash primarily related to collateral amounts held related to one of our pay-fixed interest rate swaps. For the year ended December 31, 2007, interest income earned on CMBS and real estate loan investments acquired during the year was $11.7 million and $18.1 million, respectively. In addition, interest income earned during the year ended December 31, 2007 on CMBS and real estate loan investments acquired during the year ended December 31, 2006 increased $18.1 million and $10.4 million, respectively, due to the timing of acquisitions and repayments on our mezzanine loans. Interest income for the year ended December 31, 2007 on real estate loan investments purchased in prior periods decreased $4.9 million due to mezzanine loan repayments. During year ended December 31, 2007, investments in real estate assets provided $6.4 million in lease income, which is included in the $97.5 million earned on fixed rate investments during the period. Lease income also includes $1.9 million and $48 in non-cash straight-line rental income for the year ended December 31, 2007 and 2006 recognized pursuant to SFAS No. 13.

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

Expenses

The following table sets forth information regarding the amount and composition of our expenses (in thousands):

	For the Year Ended December 31,			Increase (decrease)
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Interest expense	$75,984	$26,662	$5,926	$49,322	$20,736
Management fees, affiliate	7,331	7,631	5,604	(300)	2,027
Incentive fees, affiliate	826	—	—	826	—
Depreciation on real estate assets	1,128	23	—	1,105	23
General and administrative	7,648	7,262	4,512	386	2,750

Total Expenses	$92,917	$41,578	$16,042	$51,339	$25,536

Interest Expense. Interest expense was $76.0 million and $26.7 million for the year ended December 31, 2007 and 2006, respectively. Interest expense for the year ended December 31, 2007 consisted primarily of $15.2 million of interest on CDO I, which closed in November 2005, $41.2 million of interest on CDO II, which closed in October 2006, $14.0 million of interest expense on repurchase agreements, $3.1 million of interest on our junior subordinated debentures, which were issued in April 2007, $2.0 million of amortization of deferred financing fees related to repurchase agreements and deferred debt issuance costs related to our CDOs and $0.5 million of interest expense related to the amortization of swap termination costs. The $26.7 million of interest expense for the year ended December 31, 2006 was comprised primarily of $15.2 million related to CDO I which closed in November 2005, $8.1 million related to CDO II which closed in October 2006, $2.4 million of interest on repurchase agreements and $0.8 million of amortization on deferred financing fees related to our repurchase agreements. The increase in interest expense for the year ended December 31, 2007 compared to the same period in 2006 is primarily due to the $708.3 million increase in notes payable related to CDO II, increased average borrowings on repurchase agreements and interest on our junior subordinated debentures.

Interest expense was $5.9 million for the year ended December 31, 2005. The $5.9 million of interest expense for the year ended December 31, 2005 was comprised primarily of $3.3 million of interest expense related to repurchase agreements, $2.2 million related to CDO I and amortization of deferred financing fees related to repurchase agreements of $0.5 million. The increase in interest expense for the year ended December 31, 2006 compared to 2005 is primarily due to the $708.3 million increase in notes payable related to CDO II and the full-year impact of the $266.3 million in notes payable related to CDO I.

The following table sets forth information regarding the total composition amount of interest expense, which is primarily interest expense related to our CDOs and repurchase agreements (in thousands):

	For the Year Ended December 31,			Increase (decrease)
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
CDO II, net of interest rate swaps	$41,159	$8,133	$—	$33,026	$8,133
CDO I, net of interest rate swaps	15,220	15,209	2,180	11	13,029
Repurchase agreements	14,005	2,412	3,296	11,593	(884)
Junior subordinated debentures	3,149	—	—	3,149	—
Amortization of deferred financing fees	1,995	828	456	1,167	372
Amortization of swap termination loss (gain)	456	80	(6)	376	86

Total interest expense	$75,984	$26,662	$5,926	$49,322	$20,736

Management and Incentive Fees. Base management fees are calculated as a percentage of stockholders’ equity adjusted to exclude the effect of any unrealized gains and losses or other items that do not affect realized net income. Our manager is also entitled to receive quarterly incentive fees equal to 25% of our Funds From Operations (as defined in the management agreement), or FFO, in excess of minimum FFO targets (as defined in the management agreement). The following table summarizes our management fees for the year ended December 31, 2007, 2006 and 2005 (in thousands):

	For the Year Ended December 31,			Increase (decrease)
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Base management fees	$7,331	$7,631	$5,437	$(300)	$2,194
Incentive fees	826	—	167	826	(167)

Total management fees	$8,157	$7,631	$5,604	$526	$2,027

The decrease in base management fees for the year ended December 31, 2007 compared to the same period in 2006 is due to a lower equity base in 2007 compared to 2006, principally driven by distributions in excess of net income. The increase in base management fees in 2006 compared to the prior periods is related to the increase in the average equity balance outstanding during 2006 as a result of the IPO completed on July 13, 2005. The increase in incentive fees for the year ended December 31, 2007 was due to FFO exceeding the minimum targets defined in the management agreement during each of the first three quarters of 2007.

Depreciation on Real Estate Assets. The increase in depreciation on real estate assets of $1.1 million for the year ended December 31, 2007 as compared to the same period in 2006 was due to our real estate asset acquisitions in December 2006 and June 2007. There were no such assets held and no depreciation expense during the year ended December 31, 2005.

General and Administrative Expense. The increase in general and administrative expenses of $0.4 million for the year ended December 31, 2007 versus the same period in 2006 was due primarily to higher collateral administration fees and professional services offset by lower due diligence costs. Specifically, collateral administration fees increased $1.4 million primarily due to fees paid to an affiliate of our manager associated with CDO II, which closed in October 2006 while professional services increased $0.8 million primarily due to legal fees, valuation services and general consulting services. This overall increase was offset by a $1.9 million decrease in due diligence expenses due to the mix of acquisitions in during 2007 which generally had lower due diligence costs and the impact of sellers credits against due diligence expenses in 2007. Included in general and administrative expenses are additional affiliate expenses related to overhead and out-of-pocket expense reimbursements aggregating $0.6 million in each of the years ended December 31, 2007 and 2006.

The increase in general and administrative expenses of $2.6 million for the year ended December 31, 2006 versus the same period in 2005 was due primarily to higher professional fees, due diligence costs and collateral administration fees. Specifically, professional fees increased $1.3 million related to audit and tax services primarily related to external audit, Sarbanes-Oxley compliance costs, internal audit and interest rate risk management advisory fees. Due diligence fees related to increased investment activities on unconsummated transactions increased $0.3 million and fees on consummated transactions increased $0.2 million and collateral administration fees paid to an affiliate of our manager associated with CDO II, which closed in October 2006, increased $0.3 million. Included in general and administrative expenses are additional affiliate expenses related to overhead and out-of-pocket expense reimbursements aggregating $0.6 million and $0.5 million for the years ended December 31, 2006 and 2005 respectively.

Our management agreement also provides that we are required to reimburse our manager for certain general and administrative expenses incurred by our manager on our behalf, including our pro rata share of overhead expenses of the manager required for our operations. In November 2006, effective retroactively to January 1, 2006, the independent members of the board of directors approved an amendment to the management agreement to provide that in 2007, and in each calendar year thereafter, subject to approval by the independent members of the board of directors, the allocable overhead reimbursement will be $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index (the “CPI”) for the applicable year over the CPI for the calendar year 2006. For each of the years ended December 31, 2007 and 2006, overhead reimbursements were approximately $0.5 million. Our manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on our behalf. If such services are provided by the manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants, or other third parties on an arm’s length basis. In accordance with the provisions of our management agreement, we incurred reimbursements for overhead and other services provided by our manager of $0.6 million for the years ended December 31, 2007 and 2006 and $0.5 million for the year ended December 31, 2005.

Other Income and Expenses

The following table sets forth information regarding the amount and composition of our other income and expenses (in thousands):

	For the Year Ended December 31,			Increase (decrease)
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Loss on sales of assets, net	$—	$—	$(821)	$—	$821
Unrealized loss on real estate loans held for sale	(13,866)	—	—	(13,866)	—
Unrealized loss on impairment of CMBS	(4,434)	(719)	—	(3,715)	(719)
Unrealized gain (loss) due to hedge ineffectiveness, net	(361)	—	5	(361)	(5)

	$(18,661)	$(719)	$(816)	$(17,942)	$97

Unrealized Loss on Loans Held for Sale. As of December 31, 2007, we have classified seven of our real estate loans with a cost basis of $235.5 million as available for sale in order to provide additional potential sources of liquidity to us. Pursuant to SFAS No. 65, we carry such real estate loans on our consolidated balance sheet at the lower of cost or market value, and as a result, during the year ended December 31, 2007, we recorded charges related to unrealized losses on such loans aggregating $13.9 million.

Unrealized Loss on Impairment of CMBS. Our valuation and income recognition processes involve estimating loss adjusted cash flows over the expected term of the securities and determining an effective yield to maturity based on those estimates. If there is an adverse change in the net present value of projected cash flows from those estimated in the previous period, and the fair value of the security is below its carrying value, we will record an other than temporary impairment charge, pursuant to EITF 99-20. During the years ended December 31, 2007 and 2006, we recorded other than temporary impairment charges related to our CMBS investments of $4.4 million and $0.7 million, respectively. The 2007 other than temporary impairment charges related to six securities in five different CMBS trusts and the 2006 other than temporary impairment charges related to eight securities in three difference CMBS trusts. There were no impairment charges recorded during the year ended December 31, 2005. In all cases where an impairment charge was recorded, the present value of cash flow projections of the security as of the applicable quarter were estimated to be lower than the present value of cash flow projections of the same security as of the prior quarter and, at the same time, the fair value of the security was less than the carrying value. The actual cash flows of the security, however, are dependent on final resolutions of the underlying loans and assets in the respective CMBS trusts.

Except where impairment has been previously or currently recognized, we believe that no additional other than temporary impairment charges are necessary as we believe that the decline in the estimated fair value of our remaining CMBS investments is not a result of credit deterioration on our underlying assets and there has not been an adverse change in cash flow projections from those previously estimated. For example, according to information received from our master servicer, delinquency rates on collateral for our CMBS portfolio in which we own the first-loss position remains at low levels with a 60 day delinquency rate of approximately 27 basis points and overall CMBS portfolio cash flow projections continue to be in line with, or more favorable than, original underwriting. Rather, we believe that the significant decline in fair value is primarily a result of illiquidity in the current market and contraction of available short and long-term financing, both of which have disrupted the supply and demand for such securities. We believe that we have the intent and ability to hold those assets until such time that we recover our recorded amortized cost basis. However, with respect to our CMBS investments, continued significant unrealized losses may lead to a determination that such unrealized losses are other than temporary based on both the severity and duration of such losses despite the current absence of anticipated deterioration in the credit quality of such investments. As a result, in the future, we may be required to record other than temporary impairment charges related to those CMBS investments for which we have not made the fair value election pursuant to SFAS No. 159. As of December 31, 2007, the total net unrealized loss on

CMBS investments subject to potential future other than temporary impairment charges was $54.5 million. This net unrealized loss has increased in the first quarter of 2008 as a result of continued significant spread widening in the market subsequent to December 31, 2007. For example, spreads on BBB- CMBS bonds exceeded 900 basis points at December 31, 2007 and is in excess of 1,400 basis points as of March 28, 2008, although there have been very few cash CMBS trades during the past six months.

Based on the evaluation of the credit quality of collateral properties underlying the CMBS investments and giving consideration to those properties in special servicing, we have incorporated and continuously evaluate estimates of future loan loss assumptions from the underlying collateral into the cash flow projections for such CMBS investments. This process is the result of a surveillance process performed at least quarterly to determine whether there has been or there is expected to be changes in previously estimated loss assumptions. At the time of acquiring these assets, our original underwriting assumes credit losses based on an asset specific review. Generally, in aggregate, the estimated losses on a pool of mortgage loans underlying a CMBS securitization range from 1.3% to 1.6 % of the total collateral in the securitization. As noted above, delinquencies are below 30 basis points on the collateral pool on our first loss CMBS investments and losses are currently not expected to exceed the losses originally projected at underwriting. In total, at the time of acquisition for the CMBS portfolios where we purchased the first loss position, as a result of our underwriting we projected aggregate losses on collateral in excess of $600 million related to the total collateral of $49 billion of commercial real estate loans, and projected $10 million of such losses to occur by December 31, 2007 (and included such projected losses in our estimated cash flow projections). To date, we have incurred approximately $1.3 million in actual losses on such collateral. Furthermore, none of our first loss CMBS investments have been downgraded by any of the rating agencies.

Additionally, more than 80% of the loans underlying our CMBS investments mature between 2014 and 2017, reducing the risk of default from borrowers trying to refinance in the current market environment. Along with our ability and intent to hold these investments, we believe this is sufficient time for the credit markets to strengthen and for credit spreads to return to more normalized levels, although there can be no assurances that spreads will actually return to those levels.

Unrealized Gain (Loss) Due to Hedge Ineffectiveness. During the year ended December 31, 2007, we recorded a loss of $0.4 million related to hedge ineffectiveness primarily due to the redesignation of certain swaps in October 2007. In October 2007, we adjusted our hedging strategy and re-designated certain hedges as hedges of existing floating rate debt and a forecasted issuance of debt. The 2007 ineffectiveness of $0.4 million is primarily due to changes in the expected timing of interest payments on the forecasted debt which is recorded in non-cash gain (loss) due to hedge ineffectiveness on the consolidated statement of operations.

Loss on Sales of Assets. During the year ended December 31, 2007 there was no gain or loss on the sale of our 50% interest in the net leased real estate assets. For the year ended December 31, 2006 there were no losses on sales of assets as there were no asset sales. Losses on sales of assets for the year ended December 31, 2005 were $0.8 million. During the year ended December 31, 2005, we sold BBB rated CMBS bonds for $87.1 million with a cost basis of $88.1 million resulting in a loss of $1.0 million. This $1.0 million loss was partly offset by $0.2 million gain on sale of a B-Note investment at par to an unaffiliated third party, where the unamortized fee related to the sold B-note was recognized.

Liquidity and Capital Resources

At December 31, 2007, our liquidity position consisted of unrestricted cash balances of $87.6 million and restricted cash of $6.7 million. During the year ended December 31, 2007, we funded margin calls aggregating $73.8 million. Such margin calls consisted of $61.2 million related to declines in estimated fair values of collateral and $12.6 million related to lower advance rates on collateral. Subsequent to December 31, 2007 through March 28, 2008, we funded additional margin calls of $65.8 million consisting of $44.9 million related to changes in the estimated market value of collateral and $20.9 million related to lower advance rates on repurchase agreements. At March 28, 2008, our unrestricted cash balance declined by $73.9 million to $13.7 primarily due to dividend payments totaling $28.4 million and margin calls on repurchase agreements totaling

$65.8 million, offset, in part by operating cash flow, reductions in restricted cash and real estate loan repayments totaling $20.3 million.

As reflected in our consolidated statements of cash flows for the year ended December 31, 2007, net cash provided by operating activities was $44.8 million.

During March 2008, in connection with our ongoing review of liquidity, we executed a definitive purchase and sale agreement to sell our remaining interest in the Joint Venture which owns twelve net leased real estate assets with an outside buyer subject to satisfaction of customary closing conditions. It is expected that the sale will be completed in early April 2008 with expected cash proceeds of approximately $39.5 million however, there are no assurances that the transaction will be completed on the terms agreed to, or at all. In addition, we will pay down $11.9 million during April 2008 on our repurchase agreement with Goldman Sachs due to lower advance rates. Reflecting the impact of the pending sale of our remaining interest in the Charter School Joint Venture and additional paydowns on our repurchase agreements, our pro-forma cash balance will be approximately $42 million.

The Company continues to seek means to create additional liquidity in this turbulent market environment including classifying seven of its real estate loan investments as held for sale in order to provide additional potential sources of liquidity for general corporate purposes including debt repayment and acquisitions, among other uses, as well as extending and/or replacing certain of its repurchase agreement facilities and evaluating other potential financing and capital raise options. We cannot provide any assurances that these plans individually or collectively will be accomplished.

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and investments, pay dividends and other general business needs. Our principal sources of working capital and funds for additional investments primarily include: 1) cash flow from operations; 2) borrowings under our repurchase and credit facilities; 3) our CDO offerings; 4) other forms of financing or additional securitizations including CMBS or subsequent CDO offerings; 5) proceeds from common or preferred equity offerings and, 6) the proceeds from principal payments on or sales of our investments. We believe these sources of financing will be sufficient to meet our short-term liquidity needs. However, the general market availability of short-term repurchase agreement financing for CMBS and real estate loan positions has declined during the second half of 2007 and continued into 2008. This combined with the decline in estimated fair value of such CMBS and real estate loan investments due to spread widening has resulted in significant margin calls on our repurchase agreements during the second half of 2007 and the first quarter of 2008. Historically, our initial borrowings have been short-term, variable rate debt; however, we have financed and over time expect to continue to finance the majority of our assets on a long-term basis through match-funded CDO strategies. Our CDO strategy is dependent upon our ability to place the match-funded debt we intend to create in the market at attractive borrowing spreads. If spreads for CDO liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute the CDO strategy will be severely restricted. At this time, the CDO market is essentially closed and as a result, extending the term of our short term financing facilities is very important to financing certain of our investments. We expect that our cash flow provided by operations, proceeds from select asset sales, loan repayments and our current and anticipated financings will satisfy our liquidity needs over the next twelve months.

Currently, the market for short-term credit facilities is very challenging and many lenders are actively seeking to reduce their balances outstanding by lowering advance rates on financed assets and higher borrowing costs, to the extent such facilities continue to be available. In the event we are unable to maintain existing and/or secure new lines of credit or collateralized financing on favorable terms, our ability to successfully implement our investment strategy may be significantly impacted and returns to investors may be reduced. Although we anticipate extending and/or replacing our short-term financing facilities, in the event our current short-term credit facilities are not extended or extended with lower advance rates on collateral, we may be required to sell assets to payoff such facilities which would likely reduce our earnings and operating cash flow.

We expect to meet our long-term liquidity requirements, specifically the repayment of debt and our investment funding needs, through additional borrowings, the issuance of debt and equity securities and the liquidation or refinancing of our assets at maturity. We believe the value of these assets is, and will continue to be, sufficient to repay our debt at maturity under either scenario. Our ability to meet our long-term liquidity requirements may be subject to obtaining additional equity and debt financing. Decisions by investors and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities.

Equity Issuances. The initial public offering completed in July 2005 generated proceeds to us of $226.4 million after deducting the underwriting discount and offering expenses. The net proceeds of the IPO were primarily used to pay down indebtedness under our repurchase agreements described below.

Borrowings. As of March 28, 2008 and December 31, 2007, repurchase agreement borrowings consisted of the following:

	Amount
	March 28, 2008	December 31, 2007
Secured by CMBS
Liquid Funding/Bear Stearns	$18,002	$77,350
JP Morgan	35,288	18,759
Secured by real estate loans
Goldman Sachs	142,768	165,755

	$196,058	$261,864

Each of the repurchase agreement facilities is subject to margin calls based on fair market value determinations of the underlying collateral.

In August 2007 and as subsequently amended in September 2007, we and one of our wholly owned subsidiaries, respectively, entered into a repurchase agreement with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”). This repurchase agreement provides financing up to $250.0 million to be secured by rated and unrated CMBS and various types of real estate loans. It is scheduled to mature on August 22, 2008 and provides for a series of extension options subject to approval by both parties that could extend the term through August 24, 2010. This repurchase agreement is limited recourse (25% of the outstanding balance) to us. At December 31, 2007, $18.7 million was outstanding under the repurchase agreement at a weighted average borrowing rate of 6.0%, and CMBS investments with an estimated fair value of $30.5 million were pledged as collateral under this repurchase agreement.

In March 2007, we and a wholly-owned subsidiary, respectively, entered into a repurchase agreement with Liquid Funding, an affiliate of Bear Stearns & Co. Inc., which agreement was subsequently amended in June 2007, with a borrowing capacity of $150.0 million (the “Liquid Funding Facility”). In connection with the June 2007 amendments, we entered into a guaranty agreement with Liquid Funding. The Liquid Funding Facility is secured by rated and unrated CMBS and is scheduled to mature at the earlier of (a) the closing by the Company of its third collateralized debt obligation or (b) March 12, 2008. At December 31, 2007, $77.4 million was outstanding under the Liquid Funding Facility at a weighted average borrowing rate of 6.0% and CMBS investments with an estimated fair value of $112.5 million were pledged as collateral.

In March 2008, the Liquid Funding Facility was replaced by a new repurchase agreement with Bear Stearns (the “Bear Stearns Facility”) that provides available borrowing capacity of $25.0 million and matures in September 2008. In connection with this new facility, CMBS with outstanding borrowings of $22.2 million at March 28, 2008 were transferred to the JP Morgan Facility.

In September 2006, one of our wholly owned subsidiaries entered into a repurchase agreement with Goldman Sachs Mortgage Company (“Goldman Sachs”), which was subsequently amended in September 2007. The repurchase agreement provides financing of up to $250.0 million secured by various types of real estate loans and is scheduled to mature at the earlier of (a) the closing by us of our third collateralized debt obligation transaction or (b) October 1, 2009. The facility allows us to borrow against eligible loan collateral and is limited recourse (10% of the outstanding balance) to us. At December 31, 2007, there was $165.8 million outstanding under the repurchase agreement at a weighted average borrowing rate of 5.7% and real estate loans with a cost basis of $228.3 million and an estimated fair value of $214.4 million were pledged as collateral under this repurchase agreement.

In March 2008, the Goldman Sachs Facility was amended whereby the facility size was reduced from $250.0 million to $150.0 million, the facility became fully recourse to us and provides for six three-month extension options which can extend the facility to October 1, 2009. If we decide to exercise an extension option, we will be required to pay a fee on each extension. As part of this amendment, we paid an extension fee and will pay down the facility by $13.4 million of which $1.5 million has been paid to date and $11.9 million is scheduled to be paid in April 2008.

If we are unable to extend these repurchase agreements, we may be required to liquidate assets to pay down the outstanding borrowings.

If we default in the payment of interest or principal on any debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt, requiring us to immediately repay all outstanding principal. If we are unable to make such payments, our lender could force us to sell our securities or foreclose on our assets pledged as collateral to such lender. The lender could also force us into bankruptcy or bring other legal action against us. Any of these events would likely have a material adverse effect on the value of an investment in our common stock. As of December 31, 2007, we obtained waivers from our lenders with respect to certain tangible net worth covenants under the Goldman Sachs and JP Morgan facilities. At December 31, 2007, we were in compliance with all covenants and requirements under our repurchase agreements, collateralized debt obligations, and junior subordinated debentures. With the adoption of SFAS No. 159 effective January 1, 2008, we expect to remain in compliance with covenants of those facilities.

Collateralized Debt Obligations. On October 17, 2006, we issued our second CDO, or CDO II, through two of our wholly-owned subsidiaries, JER CRE CDO 2006-2, Limited and JER CRE CDO 2006-2, LLC, collectively known as CDO II. CDO II is secured by $1.2 billion par value of collateral interests consisting of CMBS, mezzanine loan interests, first mortgage loan interests, Re-REMIC securities, and real estate CDO securities. CDO II issued privately placed notes totaling $768.4 million rated AAA through BBB- (“CDO II Investment Grade Notes”). The Company purchased a portion of the CDO II Investment Grade Notes and retained all of the non-investment grade notes and preferred shares. $708.3 million of CDO II Investment Grade Notes were issued to third parties consisting of $47.0 million of fixed rate notes with a weighted average interest rate of 5.8% and $661.3 million of floating rate notes with a weighted average interest rate of LIBOR plus 62 basis points, excluding amortization of fees and expenses. The CDO II Investment Grade Notes have a remaining expected average maturity of 7.9 years at December 31, 2007. CDO II included a ramp facility of approximately $230.9 million dedicated to finance additional collateral interests, as well as a replenishment collateral pool of up to $275.0 million that will allow replenishment of proceeds of real estate loans that are paid off within five years from the closing of the transaction, subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture. We incurred $10.5 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of CDO II. Unamortized debt issuance costs of $9.5 million and $10.4 million are included as a component of deferred financing fees on the consolidated balance sheet at December 31, 2007 and 2006, respectively. Subsequent to the closing of CDO II and during the year ended December 31, 2007, we contributed CMBS of $61.2 million and mortgage loan interests of $90.3 million as collateral to CDO II and received $69.4 million of mezzanine loan repayments on CDO II collateral. At December 31, 2007, we had fully invested the ramp facility while the available replenishment pool balance was $1.0 million, which is reflected as restricted cash on our consolidated balance sheets.

On January 16, 2008, Fitch Ratings announced that it had revised its surveillance review methodology for U.S. CMBS B-piece resecuritizations and placed 188 tranches from 18 transactions on Rating Watch Negative, including 14 tranches within CDO II that were previously rated by Fitch Ratings. At this time, none of the CDO II notes payable have been downgraded. Furthermore, none of our investments that serve as collateral for CDO II have been downgraded and the investments generally continue to perform consistently with original underwriting.

In November 2005, we issued our first CDO, or CDO I, through two of our wholly-owned subsidiaries, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC. CDO I is secured by a static pool of $418.7 million par value of fixed rate subordinate CMBS. CDO I issued privately placed notes totaling $275.6 million rated AAA through BBB- (“CDO I Investment Grade Notes”). We retained a portion of the BBB- rated notes, all of the non-investment grade notes and all of the preferred shares. Two of the CDO I Investment Grade Notes, totaling $119.2 million, were issued with floating rate coupons with a weighted average interest rate of LIBOR plus 39 basis points, excluding amortization of fees and expenses. The remaining CDO I Investment Grade Notes totaling $147.0 million, net of the portion retained by the Company, were issued with fixed rate coupons with a weighted average interest rate of 6.0%, excluding amortization of fees and expenses. The Investment Grade Notes have a remaining expected average maturity of 7.6 years at December 31, 2007. The Company incurred $4.3 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of CDO I. Unamortized debt issuance costs of $3.5 million and $3.9 million are included in deferred financing fees on our consolidated balance sheets at December 31, 2007 and 2006, respectively.

The terms of both of our CDOs include coverage tests, including over-collateralization and interest coverage tests, used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral debt securities and other assets may be used to pay principal of and interest on the subordinate classes of bonds in the applicable CDO. In the event the coverage tests are not satisfied, interest and principal that would otherwise be payable on the subordinate classes may be re-directed to pay principal on the senior bond classes. Therefore, failure to satisfy the coverage tests could adversely affect cash flows received by us from the CDOs and thereby our liquidity and operating results. As of December 31, 2007, none of the collateral debt securities or other assets in the applicable CDOs is in a condition that would cause expedited amortization.

Junior Subordinated Debentures. On April 9, 2007, we issued $60.0 million of trust preferred securities through our unconsolidated subsidiary, JERIT TS Statutory Trust I (the “Trust”), in a private transaction exempt from registration under the Securities Act of 1933, as amended. Concurrently, we issued $61.9 million in junior subordinated debentures to the Trust and made a $1.9 million common equity investment in the Trust. The trust preferred securities have a 30-year term ending April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. The assets of the Trust consist solely of the $61.9 million of junior subordinated notes concurrently issued by us, with terms that mirror the trust preferred securities. We incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the junior subordinated debentures. Unamortized debt issuance costs of $1.0 million are included as a component of deferred financing fees on the consolidated balance sheet at December 31, 2007.

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

Dividends. In order to qualify as a REIT and to avoid corporate level tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our ordinary taxable income and net capital gains on an annual basis. Certain of our investments, such as the subordinate CMBS investments, may generate substantial mismatches between taxable income and GAAP net income and cash flow. In order to meet the requirement to distribute a substantial portion of our net taxable income, we may need to borrow, sell assets or raise additional equity capital. Additionally, we will need to raise additional capital that may be dilutive or sell existing assets in order to acquire additional investments. We anticipate borrowing funds and/or raising additional equity capital to finance future investment activities, but there can be no assurance that we will be able to do so on terms acceptable or available to us, if at all.

We intend to make regular quarterly distributions to the holders of our common stock however historical dividends may not be representative of future dividends. Such regular quarterly dividends generally approximate the operating cash flow results from our activities. Special dividends generally approximate our taxable income in excess of our operating cash flow results. The following table summarizes our quarterly distributions in 2007:

Quarter	Dividend Type	Record Date	Declaration Date	Payment Date	Amount
First Quarter 2007	Regular	3/30/2007	3/14/2007	4/30/2007	$0.44
Second Quarter 2007	Regular	6/29/2007	6/13/2007	7/31/2007	0.45
Third Quarter 2007	Regular	9/28/2007	9/13/2007	10/31/2007	0.45
Fourth Quarter 2007	Regular	12/28/2007	12/12/2007	1/30/2007	0.45
Fourth Quarter 2007	Special	12/28/2007	12/12/2007	1/30/2007	0.65

					$2.44

Total dividends declared in 2007 exceeded GAAP net income by $39.9 million and operating cash flow by $18.2 million. For tax purposes, all dividends declared in 2007 were considered ordinary income.

Inflation. We believe that the risk of increases in the market interest rates as a result of inflation on any floating rate debt that we may invest in will be largely offset by our use of match funded financing which may include interest rate derivatives.

Contractual Obligations. Purchase commitments and aggregate principal maturities of our repurchase agreements and notes payable at December 31, 2007 was as follows:

	Amount at December 31, 2007	Weighted Avg. Interest Rate at December 31, 2007	Maturity Dates of Obligations
Purchase commitments	$8,500	—	(1)

Repurchase agreements	$261,864	5.8%	(2)

Notes payable	$974,578	5.9%	(3)

Junior subordinated debentures	$61,860	7.2%	(4)

(1)	Maturity date represents the end of the Investment Period for the U.S. Debt Fund. The timing and amount of capital calls are determined as necessary by the General Partner.
(2)	All repurchase agreements as of December 31, 2007 are scheduled to terminate at the earlier of (a) the closing by the Company of its third collateralized debt obligation transaction or (b) October 1, 2009, (Goldman Sachs), August 22, 2008 (JP Morgan) or March 12, 2008 (Liquid Funding). The Liquid Funding repurchase agreement has been replaced with a new $25.0 million repurchase agreement with Bear Stearns that will expire in September 2008.
(3)	The maturity dates of the notes payable are contingent upon maturity of assets pledged as collateral and have a remaining expected average maturity of 7.6 years and 7.9 years for CDO I and CDO II, respectively, as of December 31, 2007.
(4)	The junior subordinated debentures have a 30-year term ending April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 2.25%, excluding amortization of fees and expenses.

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

Under the management agreement and subject to the supervision and direction of the our board of directors, the manager performs services for us including the purchase, sale and management of real estate and other real estate-related assets, our day-to-day management and the performance of certain administrative duties. For performing these services, we pay the manager a monthly base management fee in arrears equal to 1/12 of the sum of (i) 2.0% of the first $400 million of our equity, (ii) 1.5% of equity in excess of $400 million and up to $800 million and (iii) 1.25% of equity in excess of $800 million. For purposes of calculating the base management fee, our equity equals the month-end value, computed in accordance with generally accepted accounting principles, of our stockholders’ equity, adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income. The J.E. Robert Company uses such proceeds, in part, to compensate officers and employees provided to us by J.E. Robert Company through our manager who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. We have in the past and may continue in the future, however, to award grants pursuant to the Incentive Plan to such officers and employees as well as officers and employees of J.E. Robert Company subject to the discretion of our compensation committee and approval by our board of directors.

In addition, the manager is entitled to receive a quarterly incentive fee in an amount, not less than zero, equal to the product of (i) 25% of the dollar amount by which (a) our funds from operations (as defined in the management agreement) for such quarter per share of Common Stock (based on the weighted average number of shares outstanding for such quarter) exceeds (b) an amount equal to (A) the weighted average of the price per share of Common Stock in the 144A Offering, and the prices per share of Common Stock in any subsequent offerings by the Company multiplied by (B) the greater of (1) 2.25% and (2) 0.875% plus one fourth of the ten-year U.S. treasury rate for such quarter, multiplied by (ii) the weighted average number of shares of Common Stock outstanding during such quarter. Funds From Operations, as defined in the management agreement, is net income (computed in accordance with generally accepted accounting principles) before incentive compensation and including base management fees, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.

The following table summarizes our management and incentive fees for the years ending December 31, 2007, 2006 and 2005, respectively.

	For the Year Ended December 31,
	2007	2006	2005
Base management fees	$7,331	$7,631	$5,437
Incentive fees	826	—	167

Total management fees	$8,157	$7,631	$5,604

At December 31, 2007 and 2006, $1.2 million and $1.9 million, respectively, related to unpaid base management fees are included in due to affiliate in the accompanying consolidated balance sheets. There was no unpaid incentive fee at December 31, 2007 and 2006, respectively.

Our management agreement provides that we are required to reimburse our manager for certain general and administrative expenses incurred by our manager on our behalf, including our pro rata share of overhead expenses of the manager required for our operations. In November 2006, retroactive to January 1, 2006, the independent members of the board of directors approved an amendment to the management agreement to provide that the allocable overhead reimbursement will be fixed at an amount equal to $0.5 million per annum for 2006, and in each calendar year thereafter, subject to approval by the independent members of the board of directors, $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index (“CPI”) for the applicable year over the CPI for the calendar year 2006. For each of the years ended December 31, 2007 and 2006, overhead reimbursements were approximately $0.5 million, respectively, and $0.54 million for the year ended December 31, 2005. Our manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on our behalf. If such services are provided by the manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants, or other third parties on an arm’s length basis. In accordance with the provisions of the management agreement, we recorded reimbursements for other services provided by the manager of $57, $60 and $5 in the year ended December 31, 2007, 2006 and 2005, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations.

Each CMBS securitization requires a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. As our manager is not a rated special servicer, it appoints J.E. Robert Company or another entity that is a rated special servicer as the special servicer whenever we acquire a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company earned $6.7 million and $3.7 million in fees as special servicer during the years ended December 31, 2007 and 2006, respectively. All fees due to J.E. Robert Company as special servicer are paid either by the securitization vehicles or the borrowers, not directly by us and such fees are consistent with traditional, well established market standards and are set as part of the arm’s-length negotiations to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company may reduce the amounts available to pay us pursuant to the terms of the applicable CMBS trusts.

In connection with CDO II, one of our wholly owned subsidiaries entered into a Collateral Administration Agreement with J.E. Robert Company, the Collateral Administrator, an affiliate of our manager, pursuant to which the Collateral Administrator has agreed to advise our wholly owned subsidiary on certain matters regarding the collateral interests and other eligible investments securing the notes. The Collateral Administrator will receive two fees payable on a monthly basis, with the first fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the second fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture agreement, each fee payable with different priorities as set forth in the applicable indenture. The fees were approved by the independent members of our board of directors. For the years ended December 31, 2007 and 2006, we incurred $1.4 million and $0.3 million, respectively, in collateral administration fees pursuant to the Collateral Administration Agreement and such fees are included in general and administrative expenses on the accompanying consolidated statement of operations.

On December 11, 2007, we and JER Fund IV, an investment fund managed by J.E. Robert Company, entered into a limited partnership agreement pursuant to which we and JER Fund IV agreed to co-manage a new private equity fund, known as JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”). The California Public Employees’ Retirement System, CalPERs, committed $200.0 million and we and JER Fund IV each committed $10.0 million to the US Debt Fund.

The US Debt Fund will invest in loans secured, directly or indirectly, by real estate, including, B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products such as CMBX and credit default swaps (the “Targeted Investments”). Excluded investment from the US Debt Fund include non-performing loans, fee-simple ownership interests, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by us or JER Fund IV, and net leased real estate assets.

Targeted Investments that meet the investment guidelines of the US Debt Fund are allocated directly and exclusively by J.E. Robert Company to the US Debt Fund until the earlier of April 11, 2008 or the date on which 90% of the US Debt Fund’s committed capital has been invested or otherwise committed. Thereafter, if the US Debt Fund is not fully invested or committed and through the earlier of December 11, 2008 or until 90% of the US Debt Fund’s committed capital has been invested or otherwise committed, we and/or JER Fund IV will be permitted to share targeted investments with the US Debt Fund.

During the year ended December, 2007, we invested in a first mortgage loan participation with a cost basis of $30.0 million and two mezzanine loan participations with a an aggregate cost basis of $49.4 million where an affiliate of the manager held a controlling equity interest in the borrower. During the year ended December 31, 2006, we invested in mezzanine loans totaling $65.0 million where an affiliate of the manager held a controlling equity interest in the borrower. The acquisition of these loans to affiliated borrowers was approved by the independent members of our Board of Directors as required by our investment guidelines. During the year ended December 31, 2007, we received repayments on loans to affiliated borrowers aggregating $21.7 million. At December 31, 2007, loans to affiliated entities had an unamortized cost basis of $122.7 million and an unpaid principal balance of $123.3 million.

During the year ended December 31, 2005, we originated mezzanine loans with an affiliate of our manager totaling $63.4 million. The ownership was allocated equally between us and the affiliated entity, with our share of the initial loans equal to $31.7 million. At December 31, 2007, there was $7.2 million outstanding related to these loans.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Amounts are presented in thousands except for share and per share data and as otherwise noted)

Market Risk. Market risk is the exposure to loss resulting from changes in interest rates, credit curve spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks to which we are exposed are interest rate risk and credit curve risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Credit curve risk is highly sensitive to dynamics of the markets for commercial mortgage-backed securities and other loans and securities we plan to invest in. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of our investment portfolio.

Our operating results depend substantially on the difference between the interest and related income earned on our interest-bearing assets and the interest expense incurred in connection with our interest-bearing liabilities. Competition from other providers of real estate financing may lead to a decrease in the interest rate earned on our interest-earning assets, which we may not be able to offset by obtaining lower interest costs on our borrowings. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between our interest-earning assets and interest-bearing liabilities. Any significant compression of the spreads between interest-earning assets and interest-bearing liabilities could have a material adverse effect on us. In addition, an increase in interest rates and/or credits spreads in the financial markets could, among other things, reduce the value of our interest-earning assets and our ability to realize gains from the sale of such assets and result in increased margin calls on our short-term credit facilities, potentially requiring us to sell assets at a loss, while a decrease in interest rates could reduce the average life of our interest-earning assets.

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

Interest Rate Risk. Interest rate sensitivity refers to the change in earnings and cash flows that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, primarily LIBOR and treasury rates. At December 31, 2007, our primary sensitivity to interest rates related to the income we earned on a portion of our $342.2 million of floating rate real estate loans and the interest expense incurred on $1.0 billion of floating rate debt, all tied to LIBOR, resulting in net floating rate liabilities of $700.1 million. We have further mitigated our exposure to changes in interest rates by entering into $707.3 million of pay-fixed interest rate swaps based on notional amounts in effect at December 31, 2007 thereby reducing exposure to interest rate fluctuations to approximately $7.2 million. The following table presents our pay-fixed interest rate swaps related to our existing indebtedness, including the CDOs, and future anticipated indebtedness at December 31, 2007:

Trade Date	Effective Date	Initial Notional Balance	Notional Balance at December 31, 2007	Ending Notional Balance	Fair Value at December 31, 2007	Termination Date	Pay-Fixed Interest Rate
October 2005	November 2005	$109,977	$109,977	$5,697	$(4,107)	June 2015	4.9%
September 2006	October 2006	386,324	340,047	219,929	(12,860)	August 2016	5.1%
September 2006	October 2009	—	—	80,071	(1,056)	August 2016	5.2%
February 2007	October 2007	—	46,277	86,324	(3,719)	October 2014	5.1%
January 2007	November 2007	100,000	100,000	100,000	(6,185)	December 2016	5.3%
February 2007	November 2007	45,000	45,000	45,000	(2,079)	September 2016	5.0%
February 2007	November 2007	26,000	26,000	26,000	(1,244)	February 2017	5.1%
March 2007	November 2007	40,000	40,000	40,000	(1,631)	January 2017	5.0%

		$707,301	$707,301	$603,021	$(32,881)

At December 31, 2007, the existence of our interest rate swaps entered into in connection with our CDOs and future indebtedness substantially mitigate the impact of an interest rate increase on our net earnings and cash flow. As a result of and due to floating rates on our real estate loans, changes in interest rates will generally impact our net income. All of our floating rate assets and liabilities are tied to LIBOR or the applicable base rate subject to certain caps or limitations. The following table shows the estimated change in net income for a 12-month period based on changes in the applicable LIBOR rates applied to floating rate assets, liabilities and interest rate swaps outstanding as of December 31, 2007;

LIBOR Rate Change (Basis Points)	Estimated Increase (Decrease) in Net Income Over 12 Months at December 31, 2007(1)
(in thousands)
-200	$ (157)
-100	(78)
100	78
200	157

(1)	Estimated increased (decrease) in net income over next twelve months does not consider the impact of SFAS No. 159 adoption, effective January 1, 2008 or any future changes in advance rates and spreads on borrowing arrangements.

Interest rate changes may also affect the fair value of our CMBS investments, real estate loans and derivatives. We have not entered into derivative transactions designed to hedge changes in fair value.

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

All loans are subject to some probability of default. We underwrite our CMBS investments assuming the underlying loans will suffer some dollar amount of defaults and the defaults will lead to some level of realized losses. Loss adjusted yields are computed based on these assumptions and applied to each class of security supported by the cash flow on the underlying loans. The most significant variables affecting loss adjusted yields include, but are not limited to, the number of defaults, the severity of loss that occurs subsequent to a default and the timing of the actual loss. The different rating levels of CMBS will react differently to changes in these assumptions. The lowest rated securities are generally more sensitive to changes in timing of actual losses. The higher rated securities are more sensitive to the severity of losses.

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

We manage credit risk through the underwriting process, establishing loss assumptions and monitoring of loan performance. Before acquiring a controlling class security (represented by a majority ownership interest in the most subordinate tranche) in a proposed pool of loans, we perform a rigorous analysis of all of the proposed underlying loans. Information from this review is then used to establish loss assumptions. We assume that some portion of the loans will default and calculate an expected or loss adjusted yield based on that assumption. After the securities have been acquired, we monitor the performance of the loans, as well as external factors that may affect their value.

Factors that indicate a higher loss severity or acceleration of the timing of an expected loss will cause a reduction in the expected yield and therefore reduce our earnings. Furthermore, we may be required to write down a portion of the accreted cost basis of the affected assets through a charge to income in the event that the investment is considered impaired.

We will also invest in commercial real estate loans, primarily mezzanine loans, bridge loans, B-notes, loans to real estate companies, whole mortgage loans, first mortgage participations and net leased real estate. Although we have not to date, we may also invest in residential mortgages and related securities. These investments will be subject to credit risk. The extent of our credit risk exposure will be dependent on risks associated with commercial and residential real estate. Property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event a borrower’s net operating income decreases, the borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

Recent Events

Real Estate Loan Repayments

Subsequent to December 31, 2007 and through March 25, 2008, we received $4.1 million of aggregate principal repayments on real estate loans.

Financing

Subsequent to December 31, 2007 through March 28, 2008, we funded margin calls of $65.8 million consisting of $44.9 million related to changes in the estimated market value of collateral and $20.9 million related to lower advance rates on repurchase agreements.

As more fully described in Liquidity & Capital Resources—Borrowings, we amended and extended the terms of our repurchase agreement with Goldman Sachs and entered into a new repurchase agreement with Bear Stearns.

Other

In January and February 2008, the Joint Venture distributed $0.6 million and $0.3 million, respectively, representing distributions of available cash and management fees.

On January 30, 2007, we paid dividends of $28.4 million, or $1.10 per share of common stock, to shareholders of record on December 28, 2008.

In February 2008, the borrower on a $60.0 mezzanine loan participation exercised its right to an accrual election whereby interest will continue to accrue however cash payments are not made by the borrower. As a result of this election, the interest rate will increase by 225 basis points until the borrower informs us that they will no longer exercise their accrual election.

In March 2008, in connection with our ongoing review of our liquidity, we executed a definitive purchase and sale agreement with an outside buyer of our remaining interest in the Joint Venture which owns twelve net leased real estate assets. We expect to close the transaction in early April 2008 with expected net cash proceeds of approximately $39.5 million, however, there are no assurances that the transaction will be completed on the terms agreed to, or at all.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to our definitive proxy statement for the 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the fiscal year ended December 31, 2007.

ITEM 11.    EXECUTIVE COMPENSATION

Incorporated by reference to our definitive proxy statement for the 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the fiscal year ended December 31, 2007.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our definitive proxy statement for the 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the fiscal year ended December 31, 2007.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference to our definitive proxy statement for the 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the fiscal year ended December 31, 2007.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to our definitive proxy statement for the 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the fiscal year ended December 31, 2007.

PART IV

ITEM 15.    EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements and Schedules.

Reference is made to the “Index to the Financial Statements” on page F-1 of this report and the Financial Statements included herein, beginning on page F-5.

All other financial statement schedules are not required under the related instructions, or they have been omitted either because they are not significant, the required information has been disclosed in the consolidated financial statements and the notes related thereto.

(b)	Exhibits

The following exhibits are filed as part of this annual Report on Form 10-K:

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant.(1)

3.2	By-laws of the Registrant.(1)

4.1	Form of Certificate for Common Stock.(1)

4.2	Registration Rights Agreement, dated June 4, 2004, between Registrant, JER Commercial Debt Advisors LLC and Friedman, Billings, Ramsey & Co., Inc.(1)

10.1	Management Agreement, dated June 4, 2004, between Registrant and JER Commercial Debt Advisors LLC.(1)

10.2	Amendment to Management Agreement, dated January 24, 2006, between Registrant and JER Commercial Debt Advisors LLC.(2)

10.3	Nonqualified Stock Option and Incentive Award Plan, as amended.(5)

10.4	Nonqualified Stock Option and Incentive Award Plan for Manager Only.(5)

10.5	Form of Restricted Stock Award Agreement Pursuant to Nonqualified Stock Option and Incentive Award Plan.(6)

10.6	Form of Restricted Stock Award Agreement Pursuant to Nonqualified Stock Option and Incentive Award Plan for Manager Only.(6)

10.7	Form of Performance Unit Agreement Pursuant to Nonqualified Stock Option and Incentive Award Plan.(6)

10.8	Form of Performance Unit Agreement Pursuant to Nonqualified Stock Option and Incentive Award Plan for Manager Only.(6)

10.9	Services Agreement, dated June 4, 2004, by and among JER Investors Trust Inc., JER Commercial Debt Advisors LLC and J.E. Robert Company, Inc.(1)

10.10	Advisory Services Letter, dated July 8, 2005.(1)

10.11	Form of Stock Option Award Agreement.(3)

10.12	Amendment to Management Agreement, dated January 1, 2006, between Registrant and JER Commercial Debt Advisors LLC.(4)

10.13	Amended and Restated Limited Partnership Agreement, dated December 11, 2007 (7)

21.1	List of significant subsidiaries (as defined in regulation S-X, Rule 102) of JER Investors Trust.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Section 302 Certification of Chief Executive Officer.

32.2	Section 302 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-122802), as amended. Such Registration Statement was originally filed with the Securities and Exchange Commission on February 14, 2005.
(2)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005.
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
(4)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006.
(5)	Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 5, 2007.
(6)	Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2007.
(7)	Incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 17, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JER INVESTORS TRUST INC.

By:	/s/ J. MICHAEL MCGILLIS
Name: J. Michael McGillis Title: Chief Financial Officer Date: March 31, 2008

Each of the officers and directors of JER Investors Trust Inc. whose signature appears below, in so signing, also makes, constitutes and appoints each of Daniel T. Ward and J. Michael McGillis, or either of them, each acting alone, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH E. ROBERT, JR. Joseph E. Robert, Jr.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2008

/s/ MARK WEISS Mark Weiss	President and Director	March 31, 2008

/s/ KEITH W. BELCHER Keith W. Belcher	Vice Chairman of the Board and Executive Vice President	March 31, 2008

/s/ J. MICHAEL MCGILLIS J. Michael McGillis	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008

/s/ DANIEL J. ALTOBELLO Daniel J. Altobello	Director	March 31, 2008

/s/ PETER D. LINNEMAN Peter D. Linneman	Director	March 31, 2008

/s/ W. RUSSELL RAMSEY W. Russell Ramsey	Director	March 31, 2008

/s/ FRANK J. CAUFIELD Frank J. Caufield	Director	March 31, 2008

/s/ JAMES V. KIMSEY James V. Kimsey	Director	March 31, 2008

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued an unqualified opinion on the effectiveness of internal control over financial reporting, a copy of which appears on the next page of this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of JER Investors Trust Inc.

We have audited JER Investors Trust Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). JER Investors Trust Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, JER Investors Trust Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of JER Investors Trust Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2007, 2006, and 2005 and our report dated March 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of JER Investors Trust Inc.

We have audited the accompanying consolidated balance sheets of JER Investors Trust Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JER Investors Trust Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), JER Investors Trust Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 28, 2008

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$87,556	$143,443
Restricted cash	6,687	83,085
CMBS, at fair value	717,440	790,203
Real estate loans, held for long-term investment	274,734	287,845
Real estate loans, held for sale, at fair value	221,599	—
Real estate assets, net	—	38,740
Investments in unconsolidated joint ventures	40,764	—
Accrued interest receivable	10,415	8,241
Due from affiliate	199	146
Interest rate swap agreements, at fair value	—	1,136
Deferred financing fees, net	14,454	14,684
Other assets	2,333	438

Total Assets	$1,376,181	$1,367,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$974,578	$974,578
Repurchase agreements	261,864	—
Junior subordinated debentures	61,860	—
Interest rate swap agreements, at fair value	32,881	—
Accounts payable and accrued expenses	921	939
Dividends payable	28,391	18,523
Due to affiliate	1,195	2,110
Other liabilities	3,693	1,830

Total Liabilities	1,365,383	997,980
Stockholders’ Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 25,901,035 and 25,757,035 shares issued and outstanding, respectively	259	258
Additional paid-in capital	392,270	391,872
Cumulative dividends paid/declared	(132,186)	(69,250)
Cumulative earnings	68,437	45,374
Accumulated other comprehensive income (loss)	(317,982)	1,727

Total Stockholders’ Equity	10,798	369,981

Total Liabilities and Stockholders’ Equity	$1,376,181	$1,367,961

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2007	2006	2005
REVENUES
Interest income from CMBS	$80,884	$50,771	$23,979
Interest income from real estate loans	41,008	16,827	11,286
Interest income from cash and cash equivalents	5,569	6,259	1,056
Lease income from real estate assets	6,408	153	—
Equity in earnings of unconsolidated joint ventures	753	—	—
Other income	19	—	97

Total Revenues	134,641	74,010	36,418
EXPENSES
Interest expense	75,984	26,662	5,926
Management fees, affiliate	7,331	7,631	5,604
Incentive fees, affiliate	826	—	—
Depreciation and amortization of real estate assets	1,128	23	—
General and administrative	7,648	7,262	4,512

Total Expenses	92,917	41,578	16,042

INCOME BEFORE OTHER GAINS (LOSSES)	41,724	32,432	20,376

OTHER GAINS (LOSSES)
Loss on sales of assets, net	—	—	(821)
Unrealized loss on real estate loans held for sale	(13,866)	—	—
Unrealized loss on impairment of CMBS	(4,434)	(719)	—
Unrealized gain (loss) due to hedge ineffectiveness, net	(361)	—	5

NET INCOME	$23,063	$31,713	$19,560

Net earnings per share:
Basic	$0.90	$1.23	$1.08

Diluted	$0.90	$1.23	$1.08

Weighted average shares of common stock outstanding:
Basic	25,700,884	25,686,377	18,123,087

Diluted	25,722,811	25,699,484	18,124,365

Dividends declared per common share	$2.44	$1.81	$1.18

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Dividends Paid/ Declared	Cumulative Earnings (Losses)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2004	11,845	$118	$165,147	$—	$(5,899)	$(577)	$158,789
Comprehensive income:
Net income					19,560		19,560
Fair value adjustment for effective cash flow hedges						160	160
Amortization of swap termination costs						(10)	(10)
Unrealized (losses) on securities available-for-sale						(1,776)	(1,776)

Total comprehensive income (loss)							$17,934
Dividends declared				(22,698)			(22,698)
Shares issued, net of offering costs	13,832	139	226,249				226,388
Stock based compensation- restricted share awards	10	—	157				157
Stock based compensation- stock options							—

Balance at December 31, 2005	25,687	$257	$391,553	$(22,698)	$13,661	$(2,203)	$380,570

Comprehensive income:
Net income					31,713		31,713
Fair value adjustment for effective cash flow hedges						1,783	1,783
Realized loss on swap terminations, net of amortization						(6,034)	(6,034)
Unrealized (losses) on securities							—
available-for-sale						8,181	8,181

Total comprehensive income (loss)							$35,643
Dividends declared				(46,552)			(46,552)
Stock based compensation- restricted share awards	70	1	296				297
Stock based compensation- stock options			23				23

Balance at December 31, 2006	25,757	$258	$391,872	$(69,250)	$45,374	$1,727	$369,981

Comprehensive income:
Net income					23,063		23,063
Fair value adjustment for effective cash flow hedges						(33,656)	(33,656)
Amortization of swap termination costs						456	456
Unrealized (losses) on securities available-for-sale						(286,509)	(286,509)

Total comprehensive income (loss)							$(296,646)
Dividends declared				(62,936)			(62,936)
Stock based compensation- restricted share awards	144	1	404				405
Stock based compensation- stock options			(6)				(6)

Balance at December 31, 2007	25,901	$259	$392,270	$(132,186)	$68,437	$(317,982)	$10,798

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,063	$31,713	$19,560
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of original issue discount	2,680	556	434
Amortization of debt issuance costs	1,995	828	497
Amortization (accretion) of swap termination (income) costs	456	80	(7)
Depreciation and amortization on real estate assets	1,128	23	—
Losses on sales of investments	—	—	990
Unrealized loss on impairment of CMBS	4,434	719	—
Unrealized loss on real estate loans held for sale	13,866	—	—
Equity in earnings from unconsolidated joint ventures	(753)	—	—
Distributions from unconsolidated joint ventures	338	—	—
Straight line rental income	(1,918)	(47)	—
Capitalized interest on originated mezzanine loans	—	(1,204)	(3,592)
Compensation expense related to stock awards	399	320	157
Unrealized (gains)losses on interest rate derivatives due to hedge ineffectiveness	361	—	(5)
Changes in assets and liabilities:
(Increase) decrease in other assets	30	(36)	(253)
Increase in accrued interest receivable	(2,174)	(4,230)	(2,742)
Increase (decrease) in due to/from affiliates, net	(968)	414	1,041
Increase in accounts payable and accrued expenses and other liabilities	1,844	993	731

Net cash provided by operating activities	44,781	30,129	16,811

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of CMBS	(221,480)	(366,461)	(340,036)
Purchase/origination of real estate loans	(413,048)	(266,436)	(99,975)
Purchase of real estate assets	(38,749)	(38,763)	—
Investment in unconsolidated joint ventures	(1,183)	—	—
(Increase) decrease in restricted cash, net	76,398	(82,977)	(108)
Proceeds from sale of CMBS	—	—	87,111
Proceeds from repayment/sale of real estate loans	191,203	61,542	51,843
Proceeds from sale of interest in real estate assets	39,160	—	—

Net cash used in investing activities	(367,699)	(693,095)	(301,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	—	—	226,388
Dividends paid	(53,068)	(36,506)	(14,221)
Proceeds from issuance of junior subordiated debentures	61,860	—	—
Purchase of common equity in JERIT TS Statutory Trust I	(1,860)	—	—
Proceeds from repurchase agreements	544,016	344,667	458,388
Repayment of repurchase agreements	(282,152)	(344,667)	(497,588)
Proceeds from collateralized debt obligations	—	708,323	266,255
Payment of financing costs	(1,765)	(11,001)	(4,912)
(Payment) proceeds on termination of interest rate swaps	—	(6,113)	573

Net cash provided by financing activities	267,031	654,703	434,883

Net (decrease) increase in cash and cash equivalents	(55,887)	(8,263)	150,529
Cash and cash equivalents at beginning of period	143,443	151,706	1,177

Cash and cash equivalents at end of period	$87,556	$143,443	$151,706

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$73,168	$25,873	$5,472

Dividends declared but not paid	$28,391	$18,523	$8,477

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

Subject to certain restrictions and limitations, the business of the Company is managed by JER Commercial Debt Advisors LLC (the “Manager”). The consolidated financial statements of JER Investors Trust Inc. include the accounts of the Company, ten wholly-owned subsidiaries created in connection with the Company’s collateralized debt obligations (“CDO”), three wholly-owned subsidiaries established for financing purposes and the Company’s taxable REIT subsidiary (“TRS”). There are no balances or activities in the TRS and two of the financing subsidiaries.

2.    RECENT DEVELOPMENTS IN THE CREDIT MARKETS AND THE COMPANY’S LIQUIDITY

Recently, significant disruptions in the global credit markets have had a substantial effect on market participants. These disruptions have led to, among other things, a significant decline in the fair value of many mortgage related investment securities, as well as a significant contraction in commercial paper and other short-term and long-term funding sources, including sources that the Company depends on to finance certain of its investments, specifically repurchase agreements and commercial real estate collateralized debt obligations (CRE CDO’s). As a result, many companies have had difficulty valuing certain of their holdings as a result of market illiquidity as well as obtaining sustainable long-term sources of capital to adequately finance their business. The Company has had a similar experience in the current capital markets environment.

During this period, the Company has seen a significant widening of credit spreads in both the subordinate CMBS market which includes bonds rated BB+ through NR classes, and in the investment grade tranches of BBB- and above. For example, the credit spread over applicable swap rates for a typical BBB- CMBS new-issue bonds was estimated to exceed 900 basis points as of December 31, 2007 compared to approximately 425 basis points as of September 30, 2007 and approximately 95 basis points as of December 31, 2006. During the second half of 2007 and continuing beyond December 31, 2007, there has been a significant decline in new-issue CMBS volume and credit spreads have continued to increase based on reported pricing levels and the credit spread over applicable swap rates for a typical BBB- CMBS at March 28, 2008 exceeds 1400 basis points. Additionally, the Company has seen widening of credit spreads on real estate loans, including B-Notes, mezzanine loans and whole loans, although not as dramatic as that seen in the CMBS market.

The Company finances certain of its investments with repurchase agreements that are subject to margin calls. Under the terms of the repurchase agreements, the value of assets underlying the debt is marked-to-market

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

by the counterparty at its discretion, as frequently as on a daily basis. If the value of the underlying asset declines, the counterparty has the ability to require us to post additional margin – cash or other liquid collateral – to compensate for the decline in value of the asset (conversely, if the value of the underlying asset increases, a portion of the margin we previously posted may be returned to us). Primarily as a result of spread widening, the Company has had significant margin calls on its’ repurchase agreement facilities based upon fair market value determinations of the underlying collateral. During the year ended December 31, 2007, such margin calls totaled $73.8 million, and there have been $65.8 million of margin calls subsequent to December 31, 2007 through March 28, 2008. In addition, the Company will pay down $11.9 million during April 2008 on its repurchase agreement with Goldman Sachs due to lower advance rates on that facility. These events have had a significant adverse impact on the Company’s liquidity position and its ability to achieve its long- term financing objectives. The Company’s liquidity, results of operations and financial condition have been and may continue to be adversely impacted if market conditions continue to deteriorate and by continued margin calls under the repurchase agreements. Additionally, in order to obtain cash to satisfy margin calls the Company may liquidate assets at an inopportune time, which could result in significant losses. Given the current volatility in the capital markets, the Company cannot predict changes in the market value of collateral and potential margin call requirements, if any, under its repurchase agreement facilities.

In order to ensure that the Company continues to have adequate liquidity in this turbulent market environment, the Company’s current liquidity plan involves the sale of its remaining 50% interest in the Charter Schools Joint Venture for approximately $39.5 million in early April 2008, classifying seven of its real estate loan investments as held for sale in order to provide additional potential sources of liquidity for general corporate purposes, including debt repayment and acquisitions, among other items, extending and/or replacing certain of its repurchase agreement facilities and evaluating other potential financing and capital raise options. Although the Company cannot provide any assurances that these plans individually or collectively will be accomplished, management believes that achievement of certain of the plans should provide the Company with adequate liquidity.

The Company does not currently know the full extent to which the current market disruption will affect it or the markets in which it operates, and the Company is unable to predict its length or ultimate severity. If the challenging conditions continue, the Company may experience further tightening of liquidity, impairment charges and increased margin requirements as well as additional challenges in raising capital and obtaining investment financing on attractive terms. Decisions by investors and lenders to enter into transactions with the Company will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities.

Currently, the market for short-term credit facilities is very challenging and many lenders are actively seeking to reduce their balances outstanding by lowering advance rates on financed assets and increasing borrowing costs, to the extent such facilities continue to be available. In the event the Company is unable to maintain or extend existing and/or secure new lines of credit or collateralized financing on favorable terms, its ability to successfully implement its investment strategy may be significantly impacted and returns to investors may be reduced. In the event the Company’s current short-term credit facilities are not extended or extended with lower advance rates on collateral, the Company may be required to sell assets to payoff such facilities which would likely reduce earnings and operating cash flow.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Restricted Cash

Restricted cash consists of cash posted with interest rate swap counterparties to secure out of the money positions as well as principal and interest payments received by the trustee on investments that serve as collateral for CDO I and CDO II, as defined in Note 8 with such interest payments remitted to the Company on a monthly basis.

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

The estimated fair value of CMBS investments is determined by management based on discounted cash flow models which utilize prepayment and loss assumptions based upon historical experience, economic factors and forecasts and the characteristics of the underlying cash flows. Management determines the applicable discount rates based on current credit spreads as reflected in information provided by issuers of the securities, comparable deals purchased or traded in the marketplace, the CMBX indexes and other derivative trading markets and market interest rates. In addition, management validates its fair value estimates with information from dealers who make markets in these securities. The determination of future cash flows and the appropriate discount rates is inherently subjective and actual results may vary significantly from management’s estimates.

With respect to the Company’s CMBS investments, when the present value of current period estimates of future cash flows are lower than the present value of the previous period estimates, as adjusted for principal and loan payments, and the current estimated fair value is less than an asset’s carrying value, the Company will write down the asset to the current estimated fair value and record impairment through a charge to current period earnings. After taking into account the effect of the impairment charge, income is recognized using the market yield for the security used in establishing the current estimated fair value.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

Any unrealized gains and losses on securities available-for-sale which are determined to be temporary do not affect the Company’s reported income or cash flows, but are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and, accordingly, affect stockholders’ equity and book value per share. The Company must also assess whether unrealized losses on securities indicate other than temporary impairment, which would result in writing down the security to its fair value through a charge to earnings. The Company follows impairment guidance of Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” in assessing potential other than temporary impairment of its CMBS investments. If deemed other than temporarily impaired, this will create a new carrying basis for the security and a revised yield will be calculated based on the future estimated cash flows as described below under Revenue Recognition.

When the fair value of an available for sale investment is less than its amortized cost for an extended period, the Company considers whether there is an other than temporary impairment in the value of the security. If an other than temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is reflected as an immediate reduction of current earnings. The determination of other than temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss recognition.

The Company considers the following factors when determining whether there is evidence of an other than temporary impairment for a security or investment: (i) the length of time and the extent to which the market value has been less than the amortized cost including current and future indicators of credit deterioration, and the outlook for such market for the near future, and (ii) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value. In the future, if the Company’s liquidity needs change, it may impact the Company’s ability and intent to hold certain investments.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. At December 31, 2007, the Company has interest rate swaps designated as cash flow hedges, as further described in Note 10. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheets as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Ineffectiveness, if any, is recorded in the income statement. The net gain or loss related to the termination of a derivative instrument remains in accumulated other comprehensive income (loss) and is amortized into earnings during the same period in which the original hedged transaction affects earnings when it is probable that the forecasted transaction will occur within the originally specified time period. The Company periodically reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly as required by the standard. Derivative instruments designated in a hedge

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS No. 133. As of December 31, 2007 and December 31, 2006, the Company had no fair value hedges.

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

In accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities, real estate loans that the Company does not have the ability and/or intent to hold are classified as loans held for sale. Real estate loans held for sale are carried at the lower of cost or market value, on an individual loan basis, using available market information obtained through consultation with dealers or other originators of such investments.

Real Estate and Depreciation

The Company accounts for real estate acquisitions pursuant to SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” and SFAS No. 141, “Business Combinations.” Accordingly, the Company allocates the purchase price among land, buildings, improvements, lease intangibles, and any personal property acquired based on estimated relative fair values at the time of acquisition. All capital improvements that extend the useful life of the asset are capitalized and depreciated over their estimated useful lives. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Depreciation on building and improvements is generally provided on a straight-line basis over 39 years for buildings or over the life of the respective improvement ranging from 5 to 20 years. Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $0.9 million, $23 and $0, respectively. Repairs and maintenance costs are expensed as incurred.

We allocate the purchase price of acquired properties to the related physical assets and in-place leases based on their relative fair values. The fair values of acquired buildings are determined on an “as-if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows, and valuation assumptions consistent with current market conditions. The “as-if-vacant” fair value is allocated to land, building, and tenant improvements based on property tax assessments and other relevant information obtained in connection with the acquisition of the property.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

The fair value of in-place leases consists of the following components as applicable — (1) the estimated cost to replace the leases, including foregone rents during the period of finding a new tenant, foregone recovery of tenant pass-through, tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as Tenant Origination Costs); (2) the estimated leasing commissions associated with obtaining a new tenant (referred to as Leasing Commissions); (3) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place to projected cash flows of comparable market-rate leases (referred to as Lease Intangible); and (4) the value, if any, of customer relationships, determined based on management’s evaluation of the specific characteristics of each tenant’s lease and the overall relationship with the tenant (referred to as Customer Relationship Value). Tenant Origination Costs are included in commercial office buildings and improvements on our balance sheet and are amortized as depreciation expense on a straight-line basis over the remaining life of the underlying leases. Leasing Commissions are classified as other assets and are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Lease Intangible assets and liabilities are classified as other assets and intangible lease liabilities, respectively, and amortized on a straight-line basis as decreases and increases, respectively, to rental revenue over the remaining term of the underlying leases. Should a tenant terminate its lease, the unamortized portions of the tenant origination costs, leasing commissions, and lease intangibles associated with that lease are written off to depreciation expense, amortization expense, or rental revenue, respectively. Amortization of these components for the year ended December 31, 2007 was $0.2 million and $0 for years ended December 31, 2006 and 2005, respectively. The weighted average amortization period of all intangible assets is 25 years. Amortization expense associated with these intangible assets is expected to be $0.4 million per year for the next five years. The following amounts were allocated to real estate assets and intangibles based on fair values as of December 31, 2007.

Land	$10,584
Building	54,022
Land Improvements	3,475
Intangibles	9,429

Total	$77,510

No value has been assigned to customer relationship value or lease intangible related to real estate assets at December 31, 2007 or 2006.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of long-lived assets used in operations when indicators of impairment are present. An impairment charge is recorded if the net undiscounted cash flow estimated to be generated by those assets are less than the assets’ carrying value. The Company does not believe that impairment indicators are present, and accordingly, no such losses were recorded during the years ended December 31, 2007, 2006 and 2005.

In accordance with the criteria established in SFAS No. 13, “Accounting for Leases,” the Company has evaluated each lease agreement related to the net leased real estate assets more fully described in Note 6. The Company accounted for this lease as an operating lease under SFAS No. 13 from inception through October 30, 2007 at which time the Company sold a 50% interest in the entity that owns all twelve net leased real estate assets as more fully discussed in Note 6.

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

Earnings per Share

The Company calculates basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share (“EPS”) is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised using the treasury stock method. Vested equity awards are included in both basic and diluted EPS. Nonvested equity awards are included in diluted EPS to the extent that they are dilutive under the treasury stock method. At December 31, 2007, 193,000 restricted share awards are considered to be issued for purposes of issued and outstanding shares per the balance sheet but are excluded from basic EPS under SFAS No. 128 as nonvested equity awards. Nonvested equity awards with market or performance conditions are considered contingently issuable shares under SFAS No. 128 and are included in diluted EPS only to the extent that the condition would have been satisfied if the end of the reporting period were the end of the contingency period. The performance or market condition for 90,750 restricted share awards and 75,000 stock options would not have been satisfied as of December 31, 2007 and therefore these share awards have been excluded from the diluted EPS calculation for the year ended December 31, 2007. 30,000 of these restricted shares and the 75,000 stock options were outstanding as of December 31, 2006 and were accordingly excluded from the diluted EPS for the year ended December 31, 2006 as the conditions would not have been satisfied as of that date. Additionally, 75,000 stock options have been excluded from the diluted EPS calculation for the years ended December 31, 2007 and 2006 as their impact would be anti-dilutive.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

The following table presents a reconciliation of basic and diluted weighted average common shares for the years ended December 31, 2007, 2006 and 2005:

	For the Year Ended December 31,
	2007	2006	2005
Basic weighted average common shares	25,700,884	25,686,377	18,123,087
Dilutive potential common shares
Directors and officers stock awards	21,927	10,482	1,278
Officer stock options	—	2,625	—

Diluted weighted average common shares	25,722,811	25,699,484	18,124,365

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). The Company’s accumulated other comprehensive income (loss) is comprised primarily of unrealized gains and losses on securities categorized as available-for-sale, swap termination costs amortized through a charge to interest expense over the life of the hedge and from net realized and unrealized gains and losses on certain derivative instruments accounted for as cash flow hedges. During the years ended December 31, 2007, 2006 and 2005, the Company amortized a net amount of $0.5 million, $0.1 million and $(6), respectively, from accumulated other comprehensive income (loss) to interest expense related to terminated cash flow hedges consisting of interest rate swaps more fully described in Note 9. Total comprehensive income (loss) for the years ended December 31, 2007, 2006 and 2005 was ($296.6) million, $35.6 million and $17.9 million, respectively.

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

Interest income on CMBS investments is recognized on the effective interest method as required by EITF 99-20. Under EITF 99-20, management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the Company’s allocated purchase prices. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing of and magnitude of projected credit losses on the mortgage loans underlying the securities have to be estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and the Company’s interest income. As a result, actual results may differ significantly from these estimates.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

With respect to the Company’s CMBS investments, when the present value of current period estimates of future cash flows are lower than the present value of the previous period estimates, as adjusted for principal and loan payments, and the current estimated fair value is less than an asset’s carrying value, the Company will write down the asset to the current estimated fair value and record impairment through a charge to current period earnings. After taking into account the effect of the impairment charge, income is recognized using the market yield for the security used in establishing the current estimated fair value.

Equity in the income or loss of unconsolidated joint ventures is recorded based on the equity method of accounting. The Company allocates income to equity participants based on the terms of the respective partnership agreements upon an assumed liquidation of the joint venture at its depreciated book value as of the end of the reporting period.

Lease income from leased real estate assets is recognized on a straight-line basis over the terms of the lease in accordance with SFAS No. 13. For the years ended December, 2007 and 2006, $1.9 million and $48, respectively, of rent recognized as income in excess of amounts contractually due pursuant to the underlying leases are included in lease income from real estate assets on the consolidated statement of operations. The Company may establish, on a current basis, an allowance against such straight line rent receivable asset for future estimated potential tenant credit losses. The balance reflected on the balance sheet will be net of such allowance. There were no such allowances at December 31, 2007 and December 31, 2006.

In accordance with the criteria established in SFAS No. 13, Accounting for Leases, the Company has evaluated each lease agreement related to the net leased real estate assets and determined all leases are operating leases through October 30, 2007 as more fully described in Note 6.

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

The 2004 through 2006 tax years remain subject to examination by taxing authorities. The Company classifies interest and penalties related to uncertain tax positions, if any, in its general and administrative expense

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

on its consolidated statements of operations. There were no penalties related to uncertain tax positions for the years ended December 31, 2007, 2006 and 2005, respectively.

Loan Loss Provisions

The Company purchases and originates commercial real estate mortgage and mezzanine loans to be held as long-term investments. The loans are evaluated for possible impairment on a quarterly basis. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment occurs when it is deemed probable the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company will establish a reserve for loan losses and a corresponding charge to earnings through the provision for loan losses. Significant judgments are required in determining impairment, which includes making assumptions regarding the value of the loan, the value of the real estate or partnership interests that secure the loan and any other applicable provisions, including guarantee and cross-collateralization features, if any. There were no loan loss reserves recorded as of December 31, 2007 and 2006, respectively, and there were no provisions for loan losses recorded during the years ended December 31, 2007, 2006 and 2005, respectively.

Stock-Based Compensation

The Company has issued restricted shares of common stock and options to purchase common stock, or equity awards, to our directors, our Manager, employees of affiliates of our Manager and other related persons. The Company accounts for stock-based compensation related to these equity awards using the fair value based methodology under FASB Statement No. 123(R), or SFAS 123(R), “Share Based Payment” and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Compensation expense for equity awards to individuals deemed to be employees for purposes of SFAS 123(R) is measured based on the grant date fair value and amortized into expense over the requisite service period. SFAS 123(R) requires that awards to non-employees be accounted for according to the fair value provisions of the Statement, but does not specify the measurement date for such non-employee awards. Accordingly, the measurement date for non-employee awards is determined based on the guidance in EITF 96-18. To the extent that non-employee awards do not contain a performance component as defined in EITF 96-18, compensation cost for equity awards issued to non-employees is initially measured at fair value at the grant date, remeasured at subsequent reporting dates to the extent the awards are unvested, and amortized to expense over the requisite service period.

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

The table below details information about the Company’s CMBS investments, including the purchase date, the face amount of the total CMBS issuance, the original face amount of our CMBS investments, and the amortized cost of our CMBS investments as of December 31, 2007 and 2006:

CMBS Trust	Investment Date	Total Face Amount of CMBS Issuance	Original Face Amount of Investment	Amortized Cost as of
				December 31, 2007	December 31, 2006
MACH One 2004-1	July 2004	$643,261	$50,637	$19,672	$18,611
CSFB 1998-C1	August 2004	2,482,942	12,500	9,565	9,316
CSFB 2004-C4	November 2004	1,138,077	52,976	22,575	22,547
MLMT 2004-BPC1	November 2004	1,242,650	76,986	26,174	26,535
JPMCC 2004-C3	December 2004	1,517,410	81,561	35,800	35,872
JPMCC 2005-CIBC11	March 2005	1,800,969	70,035	33,761	34,096
BACM 2005	April 2005	2,322,091	84,663	41,630	41,739
LB UBS 2005-C2	April 2005	1,942,131	7,000	4,328	4,308
CSFB 2005-C2	May 2005	1,614,084	82,261	37,695	38,971
LB UBS 2005-C3	June 2005	2,060,632	39,335	17,626	19,780
JPMCC 2005-CIBC12	July 2005	2,167,039	70,429	33,793	34,857
JPMCC 2005-LDP4	September 2005	2,677,075	90,352	48,731	48,801
MSCI 2005-IQ10	October 2005	1,546,863	55,274	30,694	30,755
MLMT 2005 CK11	December 2005	3,073,749	96,066	51,689	51,976
MSC 2006 HQ8	March 2006	2,731,231	105,707	62,181	62,093
JPMCC 2006-CIBC15	June 2006	2,118,303	71,493	37,436	37,845
CGCMT 2006-C4	June 2006	2,263,536	84,395	50,759	51,043
MSCI 2006- HQ9	August 2006	2,565,238	81,338	48,577	48,850
MLMT 2006- C2	August 2006	1,542,697	60,067	38,249	38,259
JPMCC 2006- LDP8	September 2006	3,066,028	107,158	64,231	64,642
CD 2006- CD3	October 2006	3,571,361	110,713	62,616	63,245
MSCI 2007- HQ11	February 2007	2,417,647	89,530	58,401	—
GCCFC 2007- GG9	March 2007	6,575,924	34,167	31,061	—
JPMCC 2007- LDP10	March 2007	5,331,517	151,616	85,343	—
WAMU 2007- SL3	June 2007	1,284,473	6,500	5,746	—
JPMCC 2007- LDP12	August 2007	2,310,556	81,402	39,554	—

Total		$62,007,484	$1,854,161	$997,887	$784,141

The Company’s maximum exposure to loss as a result of its investment in these securities totaled $997.9 million and $784.1 million as of December 31, 2007 and 2006, respectively. However, the Company has reduced its maximum economic loss exposure through the use of non-recourse and partial recourse financing vehicles for these investments.

The financing structures that the Company offers to its borrowers on certain of its loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46(R). Management has evaluated these entities and has concluded that none of them are VIEs that are subject to consolidation under FIN 46(R).

In April 2007, the Company created a trust subsidiary for the purpose of issuing trust preferred securities. The trust is considered a VIE under FIN 46(R) and it was determined that the Company is not the primary beneficiary of the trust. Accordingly, the trust is accounted for using the equity method of accounting. Refer to Note 7.

In October 2007, the Company sold a 50% interest in all twelve of its net leased real estate assets by forming a joint venture with an unrelated third party. The joint venture is not considered a VIE under FIN 46(R) and the Company accounts for its investment in the joint venture under the equity method of accounting.

In December 2007, the Company entered in an agreement to invest up to $10.0 million into a fund, defined as the JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”) established to buy loans secured, directly or indirectly, by real estate, including B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products such as CMBX and credit default swaps. Excluded investments for the US Debt Fund include non-performing loans, fee-simple ownership interests, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by us or an affiliate of our Manager and net leased real estate assets. The US Debt Fund is not considered a VIE under FIN 46(R). Accordingly, the US Debt Fund is accounted for using the equity method of accounting.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data or estimates of market participants. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Under SFAS No. 157, valuations of derivative assets and liabilities reflect the value of the instrument including the values associated with counterparty credit risk. With the issuance of SFAS 157, the accounting industry clarified that these values must also take into account the Company’s own credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Effective January 1, 2008, the Company will update its methodology to incorporate the impact of both the counterparty and its own credit standing.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of SFAS No. 115.” SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company intends to elect the fair value option for all financial assets and liabilities

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

associated with its CDO I and CDO II financings. The impact of adopting SFAS No. 159 is expected to increase stockholders’ equity by approximately $246 million as of January 1, 2008, which can be attributed to an increase in retained earnings of approximately $20 million and a decrease in accumulated other comprehensive loss of approximately $226 million.

In June 2007, AICPA Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide: Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”) was issued. SOP 07-1 provides specific conditions for determining whether an entity is within the scope of the Guide. Additionally, for those entities that are investment companies under SOP 07-1, additional guidance is provided regarding the retention of specialized investment company industry accounting by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. In October 2007 and again in February 2008, the FASB voted to indefinitely defer the effective date of SOP 07-1 until they can reassess its provisions. Early adoption of the SOP is not permitted for entities that had not already adopted the standard as of the first deferral date. Accordingly, at this time, it is not possible to determine what impact, if any, SOP 07-1 will have on the Company.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). This Statement replaces SFAS No.141, “Business Combinations”, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes”, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, “Goodwill and Other Intangible Assets”, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) could have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS No. 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No.160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 160 could have on its financial statements.

In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. The statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 161 on its financial position, results of operations and financial disclosures.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

4.    CMBS

The following is a summary of the Company’s CMBS by rating class as of December 31, 2007 and 2006:

	As of December 31, 2007
Security Description	Amortized Cost	Face Amount	Gross Unrealized		Estimated Fair Value	Weighted Average
			Gains	Losses		Coupon	Yield (cost)	Term (yrs)
Investment Grade (BBB)	$131,481	$135,602		$(46,831)	$84,650	5.8%	6.3%	9.6
Non-Investment Grade (BB, B, NR)	866,406	1,626,555	2,617	(236,233)	632,790	5.1%	9.0%	10.3

Total CMBS	$997,887	$1,762,157	$2,617	$(283,064)	$717,440	5.1%	8.7%	10.2

	As of December 31, 2006
Security Description	Amortized Cost	Face Amount	Gross Unrealized		Estimated Fair Value	Weighted Average
			Gains	Losses		Coupon	Yield (cost)	Term (yrs)
Investment Grade (BBB)	$92,210	$95,102	$1,747	$(302)	$93,655	5.8%	6.3%	10.6
Non-Investment Grade (BB, B, NR)	691,931	1,304,882	11,852	(7,235)	696,548	5.1%	9.1%	11.3

Total CMBS	$784,141	$1,399,984	$13,599	$(7,537)	$790,203	5.1%	8.8%	11.3

The unrealized gains (losses) are primarily the result of changes in spreads and market interest rates subsequent to the purchase of a CMBS investment.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

The following table sets forth the amortized cost, fair values and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2007:

	As of December 31, 2007
Security Description	Amortized Cost	Unrealized Loss > 12 Months	Unrealized Loss < 12 Months	Fair Value
Investment Grade (BBB)	$131,481	$(44,942)	$(1,889)	$84,650
Non-Investment Grade (BB, B, NR)	846,915	(164,873)	(71,360)	610,682

Total CMBS	$978,396	$(209,815)	$(73,249)	$695,332

Balance Sheet Date	Net Unrealized Gain (Loss) as of Balance Sheet Date	Net Unrealized Gain (Loss) as a Percentage of Cost	Change in Net Unrealized Gain (Loss) from Prior Period	Change in Net Unrealized Loss as a Percentage of Cost
December 31, 2006	$6,062	0.8%	N/A
March 31, 2007	(13,375)	(1.4)%	(13,375)	(1.4)%
June 30, 2007	(60,811)	(6.3)%	(47,435)	(4.9)%
September 30, 2007	(136,882)	(13.7)%	(76,071)	(7.6)%
December 31, 2007	(280,447)	(28.1)%	(143,619)	(14.4)%

The Company’s valuation and income recognition processes involve estimating loss adjusted cash flows over the expected term of the securities and determining an effective yield to maturity based on those estimates. If there is an adverse change in the net present value of projected cash flows from those estimated in the previous period, and the fair value of the security is below its carrying value, the Company will record an other than temporary impairment charge, pursuant to EITF 99-20. During the years ended December 31, 2007 and 2006, the Company recorded other than temporary impairment charges related to its CMBS investments of $4.4 million and $0.7 million, respectively. The 2007 other than temporary impairment charges related to six securities in five different CMBS trusts and the 2006 other than temporary impairment charges related to eight securities in three difference CMBS trusts. There were no impairment charges recorded during the year ended December 31, 2005. In all cases where an impairment charge was recorded, the present value of cash flow projections of the security as of the applicable quarter were estimated to be lower than the present value of cash flow projections of the same security as of the prior quarter and, at the same time, the fair value of the security was less than the carrying value. The actual cash flows of the security, however, are dependent on final resolutions of the underlying loans and assets in the respective CMBS trusts.

Except where impairment has been previously or currently recognized, the Company believes that no additional other than temporary impairment charges are necessary as the Company believes that the decline in the estimated fair value of the remaining CMBS investments is not a result of credit deterioration on the underlying assets and there has not been an adverse change in cash flow projections from those previously estimated. For example, according to information received from the master servicer, delinquency rates on collateral for the Company’s CMBS portfolio in which the Company owns the first-loss position remains at low levels with a 60 day delinquency rate of approximately 27 basis points and overall CMBS portfolio cash flow projections continue to be in line with, or more favorable than, original underwriting. Rather, the Company believes that the significant decline in fair value is primarily a result of illiquidity in the current market and contraction of available short and long-term financing, both of which have disrupted the supply and demand for such securities. The Company believes that the Company has the intent and ability to hold those assets until such time that the Company recovers its recorded amortized cost basis. However, with respect to the Company’s CMBS

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

investments, continued significant unrealized losses may lead to a determination that such unrealized losses are other than temporary based on both the severity and duration of such losses despite the current absence of anticipated deterioration in the credit quality of such investments. As a result, in the future, the Company may be required to record other than temporary impairment charges related to those CMBS investments for which the Company has not made the fair value election pursuant to SFAS No. 159. As of December 31, 2007, the total net unrealized loss on CMBS investments subject to potential future other than temporary impairment charges was $54.5 million. This net unrealized loss has increased in the first quarter of 2008 as a result of continued significant spread widening in the market subsequent to December 31, 2007. For example, spreads on BBB- CMBS bonds exceeded 900 basis points at December 31, 2007 and is in excess of 1,400 basis points as of March 28, 2008, although there have been very few cash CMBS trades during the past six months.

The following table sets forth the amortized cost, fair values and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2006.

	As of December 31, 2006
Security Description	Amortized Cost	Unrealized Loss > 12 Months	Unrealized Loss < 12 Months	Fair Value
Investment Grade (BBB)	$15,515	$(302)	$—	$15,213
Non-Investment Grade (BB, B, NR)	295,205	(6,938)	(297)	287,970

Total CMBS	$310,720	$(7,240)	$(297)	$303,183

As of December 31, 2007 and 2006, the mortgage loans in the underlying collateral pools for all CMBS were secured by properties of the types and at the locations identified below:

Location(1)	December 31, 2007	December 31, 2006	Property Type(1)	December 31, 2007	December 31, 2006
California	14.8%	14.6%	Retail	29.0%	31.2%
New York	10.4%	8.3%	Office	31.8%	29.3%
Texas	6.6%	6.9%	Residential(2)	15.4%	16.3%
Florida	5.6%	5.2%	Hospitality	6.9%	7.1%
Virginia	4.8%	4.6%	Industrial	5.2%	4.2%
Other(3)	56.9%	58.9%	Other(3)	10.8%	10.4%
Re-REMIC(4)	0.9%	1.5%	Re-REMIC(4)	0.9%	1.5%

Total	100.0%	100.0%	Total	100.0%	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans in our CMBS investments. Classifications are based on the National Council of Real Estate Investment Fiduciaries’ (“NCREIF”) standard categories.

(2)	Residential primarily consists of multi-family apartment buildings, mobile home parks, and student housing.

(3)	No other individual state or property type comprises more than 4.0% of the total as of December 31, 2007 and 2006, respectively.

(4)	The Company’s investment in a Re-REMIC backed by CMBS from 41 previous conduit securitizations is not included in the above categories due to the stratification information on the original loan collateral not being meaningful.

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

As of December 31, 2007, the Company’s CMBS investments were financed through CDO’s and repurchase agreements as follows. For the CMBS investments financed via repurchase agreements, total borrowings outstanding at December 31, 2007 were $96.1 million.

	As of December 31, 2007
Financing Source	Face Amount	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Weighted Average Yield Based on Cost
CDO	$1,309,051	$788,047	$562,056	$(225,991)	8.6%
Repurchase agreement	384,560	196,189	143,022	(53,167)	8.2%
Unlevered	68,546	13,651	12,362	(1,289)	20.5%

	$1,762,157	$997,887	$717,440	$(280,447)	8.7%

For the year ended December 31, 2007, the Company invested a total of $222.8 million prior to closing credits, in five newly issued conduit transactions. The CMBS bonds are rated BBB- and below with loss-adjusted yields ranging from 6.0% to 10.1%.

For the year ended December 31, 2006, the Company invested a total of $369.3 million prior to closing credits, in seven newly issued conduit transactions. The CMBS bonds are rated BBB- and below with loss-adjusted yields ranging from 6.1% to 14.1%.

5.    REAL ESTATE LOANS

At December 31, 2007 and 2006, our real estate loans consisted of the following:

	As of December 31, 2007
Description	Unpaid Principal Balance	Amortized Cost	Carrying Value	Weighted Average Effective Interest Rate Based on Amortized Cost	Range of Initial Maturity Dates
Real estate loans, held for long-term investment
First mortgage loan participations	$47,077	$47,077	$47,077	7.3%	February 2009
Mezzanine loans	227,923	227,657	227,657	8.0%	August 2008 - June 2009

	$275,000	$274,734	$274,734	7.9%

Real estate loans, held for sale
Whole mortgage loans	110,000	111,291	107,507	5.8%	December 2016 - January 2017
First mortgage loan participations	48,860	48,667	48,467	7.9%	February 2009 - June 2011
Mezzanine loans	79,089	75,507	65,625	8.5%	March 2008 - December 2016

	$237,949	$235,465	$221,599	7.1%

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

	As of December 31, 2006
Description	Unpaid Principal Balance	Amortized Cost	Carrying Value	Weighted Average Effective Interest Rate Based on Amortized Cost	Range of Initial Maturity Dates
Real estate loans, held for long-term investment First mortgages	$31,951	$31,951	$31,951	8.0%	February 2008
Mezzanine loans	256,353	255,894	255,894	9.8%	March 2007 - October 2008

	$288,304	$287,845	$287,845	9.6%

As of December 31, 2007 and 2006, real estate loans were directly or indirectly secured by properties of the types and at the locations identified below:

Location(1)	December 31, 2007	December 31, 2006	Property Type(1)	December 31, 2007	December 31, 2006
New York	35.0%	15.1%	Hospitality	34.8%	59.4%
Florida	15.9%	11.6%	Office	24.6%	21.3%
Hawaii	8.0%	19.2%	Retail	15.6%	—
California	6.6%	20.1%	Multifamily(2)	13.1%	8.2%
Texas	4.7%	5.8%	Multi-use	6.3%	11.1%
Other(3)	29.8%	28.2%	Healthcare	5.6%	—

Total	100.0%	100.0%	Total	100.0%	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans.
(2)	Includes a real estate mezzanine loan collateralized by garden-style apartments that have been converted to for-sale condominiums with an outstanding loan balance of $7.2 million and $23.7 million at December 31, 2007 and 2006, respectively.
(3)	No other individual state comprises more than 4.0% of the total as of December 31, 2007 and December 31, 2006.

As of December 31, 2007, the Company’s real estate loans were financed through CDO’s and repurchase agreements as follows. For the real estate loans financed via repurchase agreements, total borrowings outstanding at December 31, 2007 were $165.8 million.

	As of December 31, 2007
Financing Source	Unpaid Principal Balance	Amortized Cost	Carrying Value	Weighted Average Interest Rate Based on Amortized Cost
Real estate loans held for sale
Repurchase agreement	$230,758	$228,274	$214,408	6.6%
Unlevered	7,191	7,191	7,191	23.2%

	$237,949	$235,465	$221,599	7.1%

Real estate loans held for long-term investment
CDO	$275,000	$274,734	$274,734	7.9%

	$275,000	$274,734	$274,734	7.9%

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

The Company has classified seven real estate loans not held as collateral by CDO I or CDO II which were previously classified as held to maturity as held for sale as of December 31, 2007 in order to provide a potential source of additional liquidity to the Company for general corporate purposes including debt repayment, and acquisitions among other items. As a result, these loans have been marked to the lower of cost or market value, on an individual loan basis, resulting in an unrealized loss of $13.9 million during the year ended December 31, 2007 which is reflected in the consolidated statement of operations. Although the real estate loans held for sale were in an unrealized loss position at December 31, 2007, these loans were not considered impaired as all required payments are still expected to be received based on the loans contractual terms. These loans had a face amount of $237.9 million with an unamortized cost basis of $235.5 million, an estimated fair value of $221.6 million, and outstanding borrowings against such loans of $165.8 million as of December 31, 2007.

During the year ended December 31, 2007, the Company invested $167.8 million, net of $2.2 million in net discounts, in three fixed rate real estate loans that bear interest ranging from 5.8% to 6.4% and have maturity dates between December 2016 and January 2017. In addition, during the year ended December 31, 2007, the Company invested $245.2 million, net of $0.6 million in discounts, in seven floating rate real estate loans that bear interest based on LIBOR plus a spread ranging from 1.8% to 3.5% and have maturity dates between February 2009 and June 2011.

During the year ended December 31, 2006, the Company invested a total of $266.4 million, net of a $0.6 million discount, in ten real estate loans. The loans bear interest based on LIBOR plus a spread ranging from 2.1% to 5.3% and have maturity dates between November 2007 and October 2008.

During the year ended December 31, 2007, the Company received repayments of $191.2 million related to outstanding principal balances on certain real estate loans. In connection with certain loan repayments totaling $76.2 million during the year ended December 31, 2007, the Company received $0.5 million in contractually scheduled interest income in accordance with the loan agreements.

During the year ended December 31, 2006, the Company received repayments of $61.5 million related to outstanding principal balances on certain mezzanine loan investments. In connection with a $23.0 million loan repayment in May 2006, the Company received a 1% prepayment fee of $0.2 million and $0.2 million in contractually scheduled interest income in accordance with the loan agreement. In connection with a $14.0 million loan repayment in November 2006, the Company received $0.1 million in contractually scheduled interest income in accordance with the loan agreement.

6.    REAL ESTATE ASSETS

On December 22, 2006, the Company acquired a portfolio of six net leased real estate assets for an aggregate purchase price of $38.8 million through a sale-leaseback transaction and on June 29, 2007, the Company acquired an additional six net leased real estate assets for an aggregate purchase price of $38.7 million, increasing its total cost basis to $77.5 million. On October 30, 2007 the Company sold a 50% interest in the entity that owns all twelve net leased real estate assets for $39.2 million. The sale resulted in no gain or loss to the Company. Subsequent to the sale of the 50% interest in the entity that owns the net leased real estate assets, the Company has accounted for its remaining interest in the venture using the equity method of accounting. At December 31, 2007, the Company’s 50% share of the entity that owns the real estate assets including equity in earnings and distributions was $39.6 million and is included in investments in unconsolidated joint ventures on the Company’s consolidated balance sheets as of December 31, 2007.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

The Company accounted for this lease as an operating lease under SFAS No. 13 from inception through October 30, 2007 and the Joint Venture accounted for this lease as an operating lease under SFAS No. 13 from October 30, 2007 through December 31, 2007. The lease income and depreciation expense of the acquired properties are included in the consolidated statements of operations from their respective acquisition date until October 30, 2007. Subsequent to October 30, 2007 the Company’s share of lease income and depreciation expense is reflected in equity in earnings of unconsolidated joint ventures in the consolidated statement of operations.

Joint venture interests are accounted for under the equity method of accounting while the venture is unconsolidated. Consolidation occurs when we gain control of the entity through the acquisition of additional partnership interests or when the entity becomes a variable interest entity for which we are the primary beneficiary. Effective October 30, 2007, the Company’s interest in the net leased real estate assets is accounted for using the equity method and the assets and liabilities are not consolidated into the Company’s financial statements due to the Company’s determination that the joint venture is not a variable interest entity under FIN46(R). As of December 31, 2007 all of the Company’s investments in real estate assets were classified on the Company’s consolidated balance sheets as investment in unconsolidated joint ventures. Equity in the income or loss of joint ventures is recorded based on the equity method of accounting.

The joint venture agreement provides for a division of cash on a 50%-50% basis between the Company and EPR Member. A wholly-owned subsidiary of the Company provides asset management services to the Joint Venture for a management fee equal to 1.875% of the annual rent. However, all major decisions require EPR Member approval. For the year-ended December 31, 2007 the Company recognized $25 of management fees from the Joint Venture.

The twelve net leased real estate assets leased by the Joint Venture are pursuant to a single master lease with one tenant and the lease has an initial lease term of twenty-five years. At the conclusion of the lease term, the lease agreement provides several options to the parties involved, including a put/call option and the extension of the lease term at the option of the lessee for an additional ten years. In addition, the lease agreement requires minimum rental payments with annual rent escalations beginning in the third year of the lease equal to the greater of 3% or CPI. The lease entered into is on a net basis whereby the tenant is responsible for all operating expenses, real estate taxes and insurance and the master lease is partially secured by letters of credit aggregating $12.1 million at December 31, 2007 which will adjust and expire over time based on operating performance of the portfolio.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

The following tables represent the financial position as of December 31, 2007 and the results of operations for the period from October 30, 2007 through December 31, 2007 for the Joint Venture of which we own a 50% interest.

JERIT CS Fund I, LLC

BALANCE SHEET

December 31, 2007
ASSETS
Cash and cash equivalents	$646
Real estate assets, net of $1,154 accumulated depreciation at December 31, 2007	66,928
Intangible assets, net of $297 accumulated amortization at December 31, 2007	9,132
Straight-line rent receivable	2,504

Total Assets	$79,210

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Due to affiliate	12
Accounts payable and accrued expenses	30

Total Liabilities	42

Partners’ Capital	79,168

Total Liabilities and Partners’ Capital	$79,210

JERIT CS Fund I, LLC

STATEMENT OF OPERATIONS

For the Period from October 30, 2007 through December 31, 2007
REVENUES
Lease income from real estate assets	$1,892

Total Revenues	1,892

EXPENSES
Depreciation of real estate assets	263
Amortization of intangible assets	65
Management fees, affiliate	25
General and administrative	30

Total Expenses	383

NET INCOME	$1,509

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

Approximate future minimum rents to be received by the Joint Venture over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2007, are as follows:

2008	$7,754
2009	7,929
2010	8,167
2011	8,412
2012	8,664
Thereafter	227,729

Total	$268,655

In March 2008, the Company executed a definitive purchase and sale agreement to sell its remaining 50% interest in the Joint Venture for $39.5 million. The transaction is expected to close in early April 2008.

7.    INVESTMENT IN U.S DEBT FUND

In December 2007, the Company and JER Real Estate Partners IV, L.P. and JER Real Estate Qualified Partners IV, L.P. (together, “JER Fund IV”), investment funds managed by J.E. Robert Company, Inc. (the “J.E. Robert Company”), the parent of the Company’s manager, JER Commercial Debt Advisors LLC, entered into a Limited Partnership Agreement pursuant to which the Company and JER Fund IV agreed to co-manage a new private equity fund, to be known as JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”). The California Public Employees’ Retirement System (“CalPERS”) committed $200.0 million and the Company and JER Fund IV each committed $10.0 million to the US Debt Fund.

The US Debt Fund will invest in loans secured, directly or indirectly, by real estate, including, B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products, such as CMBX and credit default swaps (the “Targeted Investments”). Excluded investments from the US Debt Fund include non-performing loans, fee-simple ownership interests, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by the Company and JER Fund IV, and net lease real estate assets.

Targeted Investments that meet the investment guidelines of the US Debt Fund are allocated directly and exclusively by J.E. Robert Company to the US Debt Fund until the earlier of April 11, 2008 or the date at which 90% of the US Debt Fund’s committed capital has been invested or otherwise committed. Thereafter, if the US Debt Fund is not fully invested or committed and through the earlier of December 11, 2008 or until 90% of the US Debt Fund’s committed capital has been invested or otherwise committed, the Company and/or JER Fund IV will be permitted to share Targeted Investments on a 50%-50% pari-passu basis with the US Debt Fund.

The US Debt Fund will pay to the Company and JER Fund IV a base management fee equal to 1.5% on drawn capital and up to 20% of the aggregate profits earned and distributed by the US Debt Fund (after limited partners receive distributions equal to their initial investment and a specified preferred rate of return thereon). The Company and JER Fund IV will divide the management and incentive fees on a 50%-50% basis.

The Company’s interest in the US Debt Fund is accounted for using the equity method of accounting and the assets and liabilities are not consolidated into the Company’s financial statements due to the Company’s determination that the Trust is not a VIE under FIN46(R). As of December 31, 2007, the Company had invested $1.2 million into the US Debt Fund which is reflected in investments in unconsolidated joint ventures on the Company’s consolidated balance sheets.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

8.    NOTES PAYABLE, REPURCHASE AGREEMENTS AND JUNIOR SUBORDINATED DEBENTURES

Notes Payable

On October 17, 2006, the Company issued its second CDO through two wholly-owned subsidiaries of the Company, JER CRE CDO 2006-2, Limited and JER CRE CDO 2006-2, LLC (collectively “CDO II”). CDO II is secured by $1.2 billion par value of collateral interests consisting of CMBS, mezzanine loan interests, first mortgage loan interests, Re-REMIC securities, and real estate CDO securities. CDO II issued privately placed notes totaling $768.4 million rated AAA through BBB- (“CDO II Investment Grade Notes”). The Company purchased a portion of the CDO II Investment Grade Notes and retained all of the non-investment grade notes and preferred shares. $708.3 million of Investment Grade Notes were issued to third parties consisting of $47.0 million of fixed rate notes with a weighted average interest rate of 5.8% and $661.3 million of floating rate notes with a weighted average interest rate of LIBOR plus 62 basis points, excluding amortization of fees and expenses, over applicable LIBOR rates. The CDO II Investment Grade Notes have a remaining expected average maturity of 7.9 years as of December 31, 2007. CDO II included a ramp facility of approximately $230.9 million dedicated to finance additional collateral interests, as well as a replenishment collateral pool of up to $275.0 million that will allow replenishment of proceeds of real estate loans that are paid off within five years from the closing of the transaction, subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture. The Company incurred $10.5 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of CDO II. Unamortized debt issuance costs of $9.5 million and $10.4 million are included as a component of deferred financing fees on the consolidated balance sheet at December 31, 2007 and 2006, respectively. Subsequent to the closing of CDO II and during the year ended December 31, 2007, the Company contributed CMBS of $61.2 million and mortgage loan interests of $90.3 million as collateral to CDO II and received $69.4 million of mezzanine loan repayments on CDO II collateral. As of December 31, 2007, the Company had fully invested the ramp facility while the available replenishment pool balance was $1.0 million, which is reflected in restricted cash on our consolidated balance sheets.

In November 2005, the Company issued its first CDO through two wholly-owned subsidiaries of the Company, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC (collectively “CDO I”). CDO I is secured by a static pool of $418.7 million par value of fixed rate subordinate CMBS. CDO I issued privately placed notes totaling $275.6 million rated AAA through BBB- (“CDO I Investment Grade Notes”). The Company retained a portion of the BBB- rated notes, all of the non-investment grade notes and all of the preferred shares. Two of the CDO I Investment Grade Notes, totaling $119.2 million, were issued with floating rate coupons with a weighted average interest rate of LIBOR plus 39 basis points, excluding amortization of fees and expenses. The remaining CDO I Investment Grade Notes totaling $147.0 million, net of the portion retained by the Company, were issued with fixed rate coupons with a weighted average interest rate of 6.0%, excluding amortization of fees and expenses. The Investment Grade Notes have a remaining expected average maturity of 7.6 years as of December 31, 2007. The Company incurred $4.3 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of CDO I. Unamortized debt issuance costs of $3.5 million and $3.9 million are included as deferred financing fees on our consolidated balance sheets at December 31, 2007 and 2006, respectively.

The terms of both CDOs issued by the Company include coverage tests, including over-collateralization and interest coverage tests, used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral debt securities and other assets may be used to pay principal of and interest on the non-investment grade notes in the applicable CDO. In the event the coverage tests are not satisfied, interest and principal that would otherwise be payable on the non-investment grade notes may be re-directed to pay principal

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

on the investment grade notes. Therefore, failure to satisfy the coverage tests could adversely affect cash flows received by the Company from the CDOs and thereby the Company’s liquidity and operating results. As of December 31, 2007, none of the collateral debt securities or other assets in the applicable CDOs is in a condition that would cause expedited amortization to the investment grade notes of the respective CDO.

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

Repurchase Agreements

In August 2007 and as subsequently amended in September 2007, the Company and a wholly owned subsidiary, respectively, entered into a repurchase agreement with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”). This repurchase agreement provides financing up to $250.0 million to be secured by rated and unrated CMBS and various types of real estate loans and is scheduled to terminate on August 22, 2008. This repurchase agreement provides for a series of extension options subject to approval by both parties that could extend its term through August 24, 2010. This repurchase agreement is limited recourse (25% of the outstanding balance) to the Company. As of December 31, 2007, $18.7 million was outstanding under the repurchase agreement at a weighted average borrowing rate of 6.0%, and CMBS investments with an estimated fair value of $30.5 million were pledged as collateral under this repurchase agreement.

In March 2007, the Company and a wholly-owned subsidiary, respectively, entered into a repurchase agreement with Liquid Funding, an affiliate of Bear Stearns & Co. Inc. which was subsequently amended in June 2007, with an available borrowing capacity of $150.0 million (the “Liquid Funding Facility”). In connection with the June 2007 amendments, the Company entered into a guaranty agreement with Liquid Funding. The Liquid Funding Facility is secured by rated and unrated CMBS and is scheduled to terminate at the earlier of (a) the closing by the Company of its third collateralized debt obligation or (b) March 12, 2008. At December 31, 2007, $77.4 million was outstanding under the Liquid Funding Facility at a weighted average borrowing rate of 6.0% and CMBS investments with an estimated fair value of $112.5 million were pledged as collateral.

In March 2008, The Liquid Funding Facility was replaced by a new repurchase agreement with Bear Stearns (the “Bear Stearns Facility”) that provides available borrowing capacity of $25.0 million and matures in September 2008. In connection with this new facility, CMBS with outstanding borrowings of $22.2 million at March 28, 2008 were transferred to the JP Morgan Facility.

In September 2006, a wholly owned subsidiary of the Company entered into a repurchase agreement with Goldman Sachs Mortgage Company (“Goldman Sachs Facility”), which was subsequently amended in September 2007. The repurchase agreement provides financing of up to $250.0 million secured by various types of real estate loans and was scheduled to terminate at the earlier of (a) the closing by the Company of its third collateralized debt obligation transaction or (b) October 1, 2009. The facility allowed us to borrow against eligible loan collateral and was limited recourse (10% of the outstanding balance) to the Company. At December 31, 2007, there was $165.8 million outstanding under the repurchase agreement at a weighted average borrowing rate of 5.7% and real estate loans with a cost basis of $228.3 million and a carrying value of $214.4 million were pledged as collateral under this repurchase agreement.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

In March 2008, the Goldman Sachs Facility was amended whereby the facility size was reduced from $250.0 million to $150.0 million, the facility became fully recourse to the Company and provides for six three-month extension options which can extend the facility to October 1, 2009. If the Company decides to exercise an extension option, it will be required to pay a fee on each extension. As part of this amendment, the Company paid an extension fee and is required to pay down the facility by $13.4 million of which $1.5 million has been paid to date and $11.9 million is scheduled to be paid in April 2008.

Each of the repurchase agreement facilities is subject to margin calls based upon fair market value determinations of the underlying collateral. During the year ended December 31, 2007, such margin calls totaled $73.8 million, with $6.5 related to the JP Morgan facility, $41.8 million related to the Liquid Funding facility and $25.6 million related to the Goldman Sachs facility. The Goldman Sachs and JP Morgan facilities each have covenants related to (i) minimum tangible net worth, (ii) maximum leverage and (iii) minimum liquidity.

The Company has considered an interpretation of GAAP relating to the treatment of transactions where investments acquired by the Company from a particular counterparty are simultaneously or subsequently financed via a repurchase agreement with that same counterparty or an affiliate thereof. The Company has recorded such transactions as a sale of the investment to us and such related debt provided to the Company as a financing. An alternative interpretation of GAAP, however, concerns whether such investments should be treated as a derivative. Over the past two years, the Company has made several investments that may be affected by such alternative interpretation. During the year ended December 31, 2007, the Company acquired $39.9 million of subordinate CMBS and financed $25.3 million of the purchase via an existing repurchase agreement with the seller. In the year ended December 31, 2007, the Company acquired a first mortgage loan participation investment from a counterparty for $35.0 million and concurrent with closing, the same counterparty provided financing of $29.8 million via an existing repurchase agreement. In the three months ended June 30, 2006, the Company acquired four mezzanine loans from a counterparty and subsequently financed these same four mezzanine loans through an existing repurchase agreement with the seller. The repurchase agreement provided by the counterparty was fully repaid in October 2006 in connection with CDO II. As of December 31, 2007, $35.2 million of borrowings were outstanding with these counterparties related to a cost basis of the two related investments of $59.6 million, each of which are carried on the consolidated balance sheet at the estimated fair value of approximately $50.3 million as of December 31, 2007. As a result, the alternative accounting treatment would reduce total assets and liabilities by $35.2 million and reported net income for the year ended December 31, 2007 by $9.1 million. Future adoption of FSP 140-3 may require the Company to adjust the accounting for the assets in which the Company has invested.

Junior Subordinated Debentures

In April 2007, the Company issued $60.0 million of trust preferred securities through its unconsolidated subsidiary, JERIT TS Statutory Trust I (“the Trust”), in a private transaction exempt from registration under the Securities Act of 1933, as amended. Concurrently, the Company issued $61.9 million in junior subordinated debentures to the Trust and made a $1.9 million common equity investment in the Trust. The trust preferred securities have a 30-year term ending April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. The assets of the Trust consist solely of the $61.9 million of junior subordinated notes concurrently issued by us, with terms that mirror the trust preferred securities. The Company incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the junior subordinated debentures. Unamortized debt issuance costs of $1.0 million are included as a component of deferred financing fees on the consolidated balance sheet at December 31, 2007.

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

If the Company defaults in the payment of interest or principal on any debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, lenders may accelerate the maturity of such debt, requiring the Company to immediately repay all outstanding principal. If the Company is unable to make such payments, our lender could force us to sell our securities or foreclose on our assets pledged as collateral to such lender. The lender could also force the Company into bankruptcy or bring other legal action against the Company. Any of these events would likely have a material adverse effect on the value of an investment in the Company’s common stock. As of December 31, 2007, we obtained waivers from our lenders with respect to certain tangible net worth covenants under the Goldman Sachs and JP Morgan facilities. At December 31, 2007, the Company was in compliance with all covenants and requirements under its repurchase agreements, collateralized debt obligations, and junior subordinated debentures. With the adoption of SFAS No. 159 effective January 1, 2008, the Company expects to remain in compliance with covenants of those facilities.

9.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair values of the Company’s CMBS and interest rate swap agreements on the consolidated balance sheets are based on management’s estimates and market pricing information provided by certain dealers who actively trade these financial instruments as further described in Notes 4 and 10, respectively. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange.

At December 31, 2007, the estimated fair value of notes payable held by third parties with principal balances of $266.3 million and $708.3 million, respectively, issued as part of CDO I and CDO II approximates $706.2 million, on a combined basis, based on the average of the bid and ask market pricing provided by dealers of such notes payable. These do not necessarily reflect the prices that would be realized in an actual transaction involving such notes payable. In addition, the Company has estimated that the fair value of its junior subordinated debentures with an aggregate principal balance of $61.9 million approximates $30.3 million at December 31, 2007. The Company has also estimated that the fair value of real estate loans with an aggregate principal balance of $512.9 million and a cost basis of $510.2 million approximates $496.3 million at December 31, 2007. This includes real estate loans held for sale with an aggregate principal balance of $237.9 million, a cost basis of $235.5 million and an estimated market value of approximately $221.6 million at December 31, 2007. The fair value estimates for the junior subordinated debentures and real estate loans represent management’s best estimates of these values, based on management’s judgment as well as, in some cases, input from other market sources including market values provided by such as dealers and repurchase agreements lenders but do not necessarily reflect the prices that would be realized in an actual transaction involving such debentures or loans.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

10.    DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents our pay-fixed interest rate swaps related to our existing and future anticipated indebtedness as of December 31, 2007 and 2006, respectively:

Trade Date	Effective Date	Initial Notional Balance	Notional Balance at December 31, 2007	Ending Notional Balance	Fair Value at December 31, 2007	Fair Value at December 31, 2006	Termination Date	Pay-Fixed Interest Rate
October 2005	November 2005	$109,977	$109,977	$5,697	$(4,107)	$960	June 2015	4.9%
September 2006	October 2006	386,324	340,047	219,929	(12,860)	171	August 2016	5.1%
September 2006	October 2009	—	—	80,071	(1,056)	5	August 2016	5.2%
February 2007	October 2007	—	46,277	86,324	(3,719)	—	October 2014	5.1%
January 2007	November 2007	100,000	100,000	100,000	(6,185)	—	December 2016	5.3%
February 2007	November 2007	45,000	45,000	45,000	(2,079)	—	September 2016	5.0%
February 2007	November 2007	26,000	26,000	26,000	(1,244)	—	February 2017	5.1%
March 2007	November 2007	40,000	40,000	40,000	(1,631)	—	January 2017	5.0%

		$707,301	$707,301	$603,021	$(32,881)	$1,136

As of December 31, 2007 and 2006, $(32.5) million and $1.1 million, respectively, is reflected in accumulated other comprehensive income (loss) in the consolidated balance sheets representing the fair value of the effective portions of the Company’s outstanding cash flow hedges, which are further discussed below. During the three months ended December 31, 2007 the Company recorded a loss of $0.4 million related to hedge ineffectiveness primarily due to the redesignation of certain swaps in October 2007, as discussed below.

All hedges held by the Company are deemed to be highly effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management. In the future, if these hedges are deemed ineffective, all of the components of the changes in fair value may be recognized in the consolidated statement of operations. Events that may indicate hedge ineffectiveness include, but are not limited to, our inability to complete financing transactions and where financing proceeds are less than expected. If it is probable that hedged items are not going to occur, then all amounts in accumulated other comprehensive income (loss) may be recorded in the consolidated statement of operations.

Between January 2007 and March 2007, the Company entered into a total of four forward-starting interest rate swaps to mitigate the risk of change in the interest-related cash outflows on existing and forecasted issuance of debt. Under these swaps, the Company agreed to pay the counterparties a weighted average fixed interest rate of 5.2% per annum in exchange for floating rate payments on the total notional amount of $211.0 million. In October 2007, the Company adjusted its hedging strategy and re-designated these hedges as hedges of existing floating rate debt and a forecasted issuance of debt. The fourth quarter ineffectiveness charge of $0.4 million is primarily due to changes in the expected timing of interest payments on the forecasted debt which is recorded in unrealized gain (loss) due to hedge ineffectiveness on the consolidated statement of operations. As of December 31, 2007, the combined fair value of the four interest rate swaps was $(11.1) million, of which $(10.8) million, is representative of the effective portion of the changes in fair value related to both the terminated hedging relationship and the active hedging relationship and is recorded in accumulated other comprehensive income on the consolidated balance sheets. Of the existing balance in accumulated other comprehensive income (loss) related to this interest rate swap, the Company estimates that approximately $1.2 million will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense in the next twelve months.

In connection with the pricing of CDO II in September 2006, the Company, through JER CRE CDO 2006-2, Limited, a wholly-owned subsidiary, entered into an amortizing interest rate swap with an initial notional balance

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

of approximately $386.3 million, which declines to approximately $219.9 million. This interest rate swap, which matures in August 2016, is expected to hedge the interest rate risk exposure on amortizing principal amounts of floating-rate Investment Grade Notes issued by the Company upon the closing of CDO II and a portion of the Company’s other anticipated or existing indebtedness. In September 2006 and February 2007, in connection with CDO II and other anticipated or existing indebtedness, the Company also entered into two accreting interest rate swaps. The first swap has an initial notional balance of zero increasing to approximately $33.8 million in October 2009 and increasing thereafter to approximately $80.1 million. The second swap has an initial notional balance of zero increasing to approximately $46.3 million in October 2007 and increasing thereafter to approximately $86.3 million. These swaps are designated as cash flow hedges and are expected to be effective in hedging the risk of changes in interest cash outflows attributable to changes in the applicable USD-LIBOR rate over the term of the hedging relationship. Under the swaps, the Company has agreed to pay the counterparties a weighted average fixed interest rate of 5.1% per annum in exchange for floating payments tied to USD-LIBOR on the applicable notional amount. As of December 31, 2007 and 2006, the combined fair value of the three interest rate swaps was $(17.6) million and $0.2 million, respectively, which is recorded in accumulated other comprehensive income (loss). Of the existing balance in accumulated other comprehensive income (loss) related to this interest rate swap, the Company estimates that approximately $2.1 million will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense in the next twelve months.

In connection with the pricing of CDO I in October 2005, through JER CRE CDO 2005-1, Limited, the Company entered into an amortizing interest rate swap with an initial notional balance of approximately $110.0 million. The amortizing interest rate swap hedges the interest rate risk exposure on an amortizing principal amount of the floating-rate Investment Grade Notes issued by the Company. This swap is designated as a cash flow hedge and is expected to be effective in hedging the risk of changes in interest cash outflows attributable to changes in the applicable USD-LIBOR swap rate over the term of the hedging relationship. Under the swap, the Company has agreed to pay the counterparty a fixed interest rate of 4.9% per annum in exchange for floating payments on the applicable notional amount. As of December 31, 2007 and 2006, the fair value of the amortizing interest rate swap agreement related to CDO I was $(4.1) million and $1.0 million, respectively, which is recorded in accumulated other comprehensive income (loss). Of the existing balance in accumulated other comprehensive income (loss) related to this interest rate swap, the Company estimates that approximately $0.5 million will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense in the next twelve months.

In June and August 2006, the Company entered into a total of four forward-starting interest rate swaps to mitigate the risk of changes in the interest-related cash outflows on existing and forecasted issuance of debt. Under these swaps, the Company agreed to pay the counterparties a weighted average fixed interest rate of 5.4% per annum in exchange for floating payments on the total notional amount of $177.0 million. In connection with the pricing of CDO II in September 2006 and other anticipated or existing indebtedness, the Company effectively terminated or assigned for value these four outstanding interest rate swaps. The net costs from termination of $6.1 million were recorded in accumulated other comprehensive income and are being amortized from accumulated other comprehensive income (loss) as an increase to interest expense over the life of CDO II based on the effective yield method. For the year ended December 31, 2007 and 2006, $0.5 million and $0.1 million, respectively, was amortized from accumulated other comprehensive income (loss) as an increase to interest expense. Of the existing balance in accumulated other comprehensive income (loss) related to this interest rate swap, the Company estimates that approximately $0.6 million will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense in the next twelve months.

In connection with the pricing of CDO I in October 2005, the Company effectively terminated or assigned for value $201.0 million notional amount of interest rate swaps outstanding. The net proceeds from termination

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

of $0.6 million were recorded in accumulated other comprehensive income (loss) and are being amortized from accumulated other comprehensive income (loss) as a decrease to interest expense over the life of CDO I based on the effective yield method. For the year ended December 31, 2007 and 2006, $48 and $46, respectively, has been amortized from accumulated other comprehensive income (loss) as a reduction to interest expense. Of the existing balance in accumulated other comprehensive income (loss) related to this interest rate swap, the Company estimates that approximately $0.1 million will be reclassified from accumulated other comprehensive income (loss) as an decrease to interest expense in the next twelve months.

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

11.     DIFFERENCES BETWEEN FINANCIAL STATEMENTS NET INCOME AND TAXABLE INCOME

The differences between GAAP net income and taxable income are generally attributable to differing treatment, including timing related thereto, of unrealized/realized gains and losses associated with certain assets, the bases, income, impairment, and/or credit loss recognition related to certain assets, primarily CMBS, accounting for derivative instruments, accounting for lease income on net leased real estate assets, investments in unconsolidated joint ventures and amortization of various costs. The distinction between GAAP net income and taxable income is important to the Company’s stockholders because dividends or distributions, if any, are declared and paid on the basis of annual estimates of taxable income or loss. The Company does not pay Federal income taxes on income that it distributes on a current basis, provided that it satisfies the requirements for qualification as a REIT pursuant to the Internal Revenue Code. The Company calculates its taxable income or loss as if it were a regular domestic corporation. This taxable income or loss level determines the amount of dividends, if any, the Company is required to distribute over time in order to reduce or eliminate its tax liability pursuant to REIT requirements.

Income on CMBS investments is computed for GAAP purposes based upon a yield, which assumes credit losses will occur (See Note 3—Revenue Recognition for further discussion). The yield to compute the Company’s taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. Furthermore, due diligence expenses incurred related to the acquisition of CMBS and loan investments not originated are required to be expensed as incurred for GAAP purposes but are included as a component of the cost basis of the asset and amortized for tax purposes. In addition, straight line rental income recognized for GAAP purposes is not recognized for tax purposes as taxable income is generally based on contractual rental income. Primarily as a result of these differences, the net difference between the GAAP and tax basis of the underlying CMBS investments was approximately $50.6 million and $22.5 million at December 31, 2007 and 2006, respectively, with tax basis being greater than GAAP basis. The difference between the tax bases and GAAP bases related to real estate loans, derivatives, due diligence expenses and lease income was in the aggregate $2.3 million and $1.4 million at December 31, 2007 and 2006, respectively, with GAAP basis being greater than tax basis.

12.    COMMON STOCK

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

In connection with the 144A Offering, the Company issued 335,000 shares to its Manager pursuant to its Nonqualified Option and Incentive Award Plan as further described in Note 13. In addition, as of December 31, 2007, the Company has granted an aggregate of 40,000 shares of restricted stock to its independent directors, granted 137,000 shares of restricted stock to certain officers and employees of an affiliate of its Manager (although 3,000 of such shares had been forfeited to date) and 60,000 shares of restricted stock to Mark Weiss, its President, as further discussed in Note 14.

As of December 31, 2007 and 2006, the Company had issued and outstanding common shares of 25,901,035 and 25,757,035, respectively.

13.    RELATED PARTY TRANSACTIONS

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

Pursuant to the Management Agreement and subject to the supervision and direction of the Company’s Board of Directors, the Manager performs services for the Company including the purchase, financing, sale and management of real estate and other real estate-related assets, the day-to-day management of the Company and

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

the performance of certain administrative duties. For performing these services, the Company pays the Manager a monthly base management fee in arrears equal to 1/12 of the sum of (i) 2.0% of the first $400 million of the Company’s equity, (ii) 1.5% of equity in excess of $400 million and up to $800 million and (iii) 1.25% of equity in excess of $800 million. For purposes of calculating the base management fee, the Company’s equity equals the month-end value, computed in accordance with generally accepted accounting principles, of the Company’s stockholders’ equity, adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income.

In addition, the Manager is entitled to receive a quarterly incentive fee in an amount, not less than zero, equal to the product of (i) 25% of the dollar amount by which (a) funds from operations (as defined in the Management Agreement) of the Company for such quarter per share of Common Stock (based on the weighted average number of shares outstanding for such quarter) exceeds (b) an amount equal to (A) the weighted average of the price per share of Common Stock in the 144A Offering, and the prices per share of Common Stock in any subsequent offerings by the Company multiplied by (B) the greater of (1) 2.25% and (2)0.875% plus one fourth of the ten-year U.S. treasury rate for such quarter, multiplied by (ii) the weighted average number of shares of Common Stock outstanding during such quarter. Funds From Operations, (“FFO”), as defined in the Management Agreement, is net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, gains (or losses) from sales of property and unrealized depreciation and/or appreciation, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP, and it should not be considered to be an alternative to net income as an indication of our performance or to cash flows as a measure of our liquidity or our ability to make distributions to stockholders. The following table summarizes management fees incurred by the Company for the year ended December 31, 2007, 2006 and 2005, respectively:

	Forthe Year Ended December 31,
	2007	2006	2005
Base management fees	$7,331	$7,631	$5,437
Incentive fees	826	—	167

Total management fees	$8,157	$7,631	$5,604

At December 31, 2007 and 2006, $1.2 million and $1.9 million, respectively, related to unpaid base management fees are included in due to affiliate in the accompanying consolidated balance sheets. In addition, there was no unpaid incentive fee as of December 31, 2007 and 2006.

The Management Agreement also provides that the Company is required to reimburse the Manager for certain expenses incurred by the Manager on the Company’s behalf, including the Company’s pro rata share of overhead expenses of the Manager required for the Company’s operations. In November 2006, effective retroactively to January 1, 2006, the independent members of the Board of Directors approved an amendment to the Management Agreement to provide that 2007 and in each calendar year thereafter, subject to approval by the independent members of the Board of Directors, the allocable overhead reimbursement will be $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index (“CPI”) for the applicable year over the CPI for the calendar year 2006. For each of the years ended December 31, 2007, 2006, overhead reimbursements were approximately $0.5 million and $0.54 million for the year ended December 31, 2005. The Manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on the Company’s behalf. If such services are provided by the Manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants or other third parties on an arm’s length basis. In accordance with the

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

provisions of the Management Agreement, the Company recorded reimbursements for other services provided by the Manager of $57, $60 and $5 in the year ended December 31, 2007, 2006 and 2005, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations. At December 31, 2007 and 2006, $30 and $0.2 million, respectively, of expenses to be reimbursed were unpaid and included in due to affiliate in the accompanying consolidated balance sheets.

The Manager is responsible for all costs, except as otherwise noted, incidental to the performance of its duties under the Management Agreement, including employment compensation (other than awards made by us under the equity incentive plan) of J.E. Robert Company, an affiliated entity, personnel who perform services for us pursuant to the Management Agreement.

Each CMBS securitization requires that a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. Because the Manager does not have special servicer status, it appoints J.E. Robert Company or another entity that has special servicer status, as the special servicer whenever the Company acquires a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company earned $6.7 million and $3.7 million in fees as special servicer during the years ended December 31, 2007 and 2006, respectively. All fees due to J.E. Robert Company as special servicer are paid either by the applicable securitization vehicles or the borrower and not directly by the Company and such fees are consistent with traditional, well established market standards and are set as part of the arms-length negotiations to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company may reduce the amounts available to pay us pursuant to the terms of the applicable CMBS trusts.

In connection with CDO II (See Note 8—Loans, Notes Payable, Repurchase Agreements and Junior Subordinated Debentures), a wholly owned subsidiary of the Company entered into a Collateral Administration Agreement with J.E. Robert Company (the “Collateral Administrator”), pursuant to which the Collateral Administrator has agreed to advise the wholly owned subsidiary of the Company on certain matters regarding the collateral interests and other eligible investments securing the notes. The Collateral Administrator will receive two fees payable on a monthly basis, with the first fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the second fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture, each fee payable with different priorities as set forth in the applicable indenture. During year ended December 31, 2007 and 2006, $1.4 million and $0.3 million, respectively, of collateral administration fees are reflected in general and administrative expenses in the accompanying consolidated statements of operations. At December 31, 2007 and 2006, $25 and $16, respectively, of unpaid collateral administration fees were unpaid and included in due to affiliate in the accompanying consolidated balance sheets. These fee schedules were approved by the independent members of the Company’s Board of Directors.

During the year ended December, 2007, the Company invested in a first mortgage loan participation with a cost basis of $30.0 million and two mezzanine loan participations with a cost basis of $49.4 million where an affiliate of the Manager held a controlling equity interest in the borrower. During the year ended December 31, 2006, we invested in mezzanine loans totaling $65.0 million where an affiliate of the Manager held a controlling equity interest in the borrower. The acquisition of these loans to affiliated borrowers was approved by the independent members of the Company’s Board of Directors as required by our investment guidelines. During the year ended December 31, 2007, we received repayments on loans to affiliated borrowers aggregating $21.7 million. At December 31, 2007, loans to affiliated entities had an unamortized cost basis of $122.7 million and an unpaid principal balance of $123.3 million.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

During the year ended December 31, 2005, the Company originated mezzanine loans with an affiliate of the Manager totaling $63.4 million. The ownership was allocated equally between the Company and the affiliated entity, with the Company’s share of the initial loans equal to $31.7 million. At December 31, 2007, there was $7.2 million outstanding related to these loans.

The US Debt Fund will invest in loans secured, directly or indirectly, by real estate, including, B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products, such as CMBX and credit default swaps (the “Targeted Investments”). Excluded investments from the US Debt Fund include non-performing loans, fee-simple ownership interests, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by the Company and JER Fund IV, and net lease real estate assets.

Targeted Investments that meet the investment guidelines of the US Debt Fund are allocated directly and exclusively by J.E. Robert Company to the US Debt Fund until the earlier of April 11, 2008 or the date at which 90% of the US Debt Fund’s committed capital has been invested or otherwise committed. Thereafter, if the US Debt Fund is not fully invested or committed and through the earlier of December 11, 2008 or until 90% of the US Debt Fund’s committed capital has been invested or otherwise committed, the Company and/or JER Fund IV will be permitted to share Targeted Investments on a 50%-50% pari-passu basis.

The US Debt Fund will pay to the Company and JER Fund IV a base management fee equal to 1.5% on drawn capital and up to 20% of the aggregate profits earned and distributed by the US Debt Fund (after limited partners receive distributions equal to their initial investment and a specified preferred rate of return thereon). The Company and JER Fund IV will divide the management and incentive fees on a 50%-50% basis.

14.    STOCK OPTION AND INCENTIVE AWARD PLAN

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

In accordance with the Plan, a total of 345,000 shares of Common Stock were issued to the Manager and the independent directors in 2004. As consideration for the Manager’s role in raising capital for the Company, the Manager was granted an award of 335,000 shares of stock upon the closing of the 144A Offering. As discussed below under “Registration Rights Agreement,” one-half of the shares granted to the Manager are subject to a risk of forfeiture. Additionally, each independent director was granted 2,000 shares of restricted stock upon the date of the first board meeting of the Board of Directors attended by the independent director. Each independent director receives an additional 2,000 shares of restricted stock annually pursuant to the Plan. One-half of the shares granted to the independent directors vest immediately and the remaining one-half vest one year from the date of grant, subject to the grantee’s continued service as a member of the Board of Directors of the Company. As of December 31, 2007, 40,000 shares of restricted stock had been granted to the independent directors.

In accordance with the Plan, in May 2006, Mark Weiss, our President and an employee of an affiliate of the Manager, was awarded 60,000 restricted shares of common stock and 150,000 stock options on the Company’s common stock subject to vesting over five years. 50% of these shares and options vest ratably over five years,

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

subject to continued employment with affiliates of our Manager. The remaining 50% of these shares and options vest subject to continued employment with affiliates of our Manager and graded vesting commencing in June 2009 based on achievement of certain market or performance conditions. The options expire ten years from the grant date.

In April 2007, certain officers of the Company and employees of an affiliate of the Manager were awarded 124,500 restricted shares of common stock subject, in each case, to vesting over three years. 50% of these shares vest ratably over three years, subject to continued employment with affiliates of our Manager. The remaining 50% of these shares vest subject to continued employment with affiliates of our Manager and graded vesting commencing in March 2008 based on achievement of certain market conditions. As of December 31, 2007, 3,000 of these restricted shares had been forfeited.

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

In June 2007, 10,000 total shares of restricted stock were awarded to the five independent directors as part of their regular annual awards program. In July 2007, 12,500 restricted shares were awarded to an employee of an affiliate of the Manager. These shares vest ratable over an approximately three year period beginning in April 2008, subject to continued employment with an affiliate of the Manager.

A reconciliation of unvested restricted stock awards to directors and employees of an affiliate of the Manager at December 31, 2007 is as follows:

	Directors	Non-Employees
Unvested Shares at January 1, 2007	5,000	60,000
Granted	10,000	137,000
Vested	(10,000)	(6,000)
Forfeiture	—	(3,000)

Unvested Shares at December 31, 2007	5,000	188,000

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

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

The fair value of restricted share awards that contain market conditions is determined using a stochastic model employing a Monte Carlo method as of each measurement date. This model evaluates the awards for changing stock prices over the term of vesting and uses random simulations that are based on past stock characteristics as well as income growth and other factors. The following are the average assumptions used to value awards as of December 31, 2007:

	2007 Awards	2006 Awards
Dividend growth rate	4.0%	4.0%
Expected volatility	35.0%	35.0%
Risk-free interest rate	3.1%	3.5%
Expected life (from grant date)	2.5 - 3.0 years	3.5 - 5.0 years
Price of underlying stock at measurement date	$10.77	$10.77
Base share price	$19.11	$15.49

The expected volatility was based upon the historical volatility of our daily share closing prices. The risk-free interest rate used was based on a yield curve derived from U.S. Treasury zero-coupon bonds on the measurement date with a maturity equal to the market condition performance periods. The expected term is based on the derived service period, or expected time to vesting from the grant date, which is an output of the valuation model.

At each measurement date, the fair value of stock options is determined using the Black-Scholes option pricing model for options with service or performance conditions only. For options with market conditions, a discount is taken from such fair value based on the probability of achievement of the market condition, which is determined using a Monte Carlo method simulation similar to those described above for the restricted share awards. The following assumptions were used in determining the fair value of the May 2006 option grants as of December 31, 2007:

Exercise price	$17.75
Dividend yield	15.0%
Risk-free interest rate	3.30% - 3.58%
Expected stock price volatility	35.0%
Expected remaining life	4.2 - 6.0 years

The expected volatility was based upon the historical volatility of our daily share closing prices. The risk-free interest rate used was based on a yield curve derived from U.S. Treasury zero-coupon bonds on the date of grant with a maturity equal to the market condition performance periods. The expected life used was calculated using the simplified method in SAB 107.

Share-based payment compensation expense of $0.4 million, $0.3 million and $0.2 million was recognized during the year ended December 31, 2007, 2006 and 2005, respectively, and is included as part of general and administrative expenses in the consolidated statement of operations. As of December 31, 2007, unrecognized compensation expense related to nonvested awards was $1.0 million to vest over the next 3.5 years. The total fair value of restricted shares and stock options vested during the year ended December 31, 2007 was $0.3 million.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

Summary information about the Company’s stock options outstanding at December 31, 2007 is as follows:

	Options Outstanding	Weighted-Average Exercise Price	Average Remaining Contractual Term
Outstanding at January 1, 2007	150,000	$—
Granted	—	17.75	8.5 years
Exercised	—	—
Expired or forfeited	—	—

Outstanding at December 31, 2007	150,000	$17.75	8.5 years

Options exercisable at December 31, 2007	15,000		8.5 years

Intrinsic value at December 31, 2007	$(1,047)

15.    REGISTRATION RIGHTS AGREEMENT

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

16.    SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table represents unaudited supplemental quarterly financial information for the years ended December 31, 2007 and 2006:

	Quarters ending
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$29,931	$34,160	$36,156	$34,394
Expenses	20,124	24,059	24,819	23,915
Other income (loss)	—	—	(812)	(17,849)

Net income (loss)	$9,807	$10,101	$10,525	$(7,370)

Earnings (loss) per share:
Basic	$0.38	$0.39	$0.41	$(0.28)

Diluted	$0.38	$0.39	$0.41	$(0.28)

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

	Quarters ending
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$14,083	$15,229	$17,883	$26,815
Expenses	7,288	7,573	9,507	17,210
Other income (loss)	(310)	—	(35)	(374)

Net Income	$6,485	$7,656	$8,341	$9,231

Earnings per share:
Basic	$0.25	$0.30	$0.32	$0.36

Diluted	$0.25	$0.30	$0.32	$0.36

17.    SUBSEQUENT EVENTS

Real Estate Loan Repayments

Subsequent to December 31, 2007 and through March 25, 2008, the Company received $4.1 million of aggregate principal repayments on real estate loans.

Financing

Subsequent to December 31, 2007 through March 28, 2008, we funded margin calls of $65.8 million consisting of $44.9 million related to changes in the estimated market value of collateral and $20.9 million related to lower advance rates on repurchase agreements.

As more fully described in Note 8, the Company amended and extended the terms of its repurchase agreement with Goldman Sachs and entered into a new repurchase agreement with Bear Stearns.

Other

In January and February 2008, the Joint Venture distributed $0.6 million and $0.3 million, respectively, representing distributions of available cash and management fees.

On January 30, 2007, the Company paid dividends of $28.4 million, or $1.10 per share of common stock, to shareholders of record on December 28, 2008.

In February 2008, the borrower on a $60.0 mezzanine loan participation exercised its right to an accrual election whereby interest will continue to accrue however cash payments are not made by the borrower. As a result of this election, the interest rate will increase by 225 basis points until the borrower informs the Company that they will no longer exercise their accrual election.

In March 2008, in connection with the Company’s ongoing review of its liquidity, the Company executed a definitive purchase and sale agreement with an outside buyer of its remaining interest in the Joint Venture which owns twelve net leased real estate assets. We expect to close the transaction in early April 2008 with expected net cash proceeds of approximately $39.5 million, however, there are no assurances that the transaction will be completed on the terms agreed to, or at all.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of JER Investors Trust Inc.

We have audited the accompanying consolidated balance sheets of JER Investors Trust Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated March 28, 2008 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia

March 28, 2008

SCHEDULE IV

JER INVESTORS TRUST INC. AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE AND INTEREST EARNED ON MORTGAGES

December 31, 2007 (In thousands)

	Part 1—Mortgage loans on real estate at close of period					Part 2- Interest Earned on Mortgages
Loan/ Property Type/ Location	Prior Liens	Unpaid Principal		Amortized Cost	Carrying Value	Interest due and accrued at December 31, 2007	Interest income earned applicable to the period
Mezzanine loans outstanding at December 31, 2007:
Multi-family—FL	$91,599	$7,19	1[A]	$7,191	$7,191	$97	$4,583
Office—CA	90,000	10,000		10,000	10,000	53	750
Hospitality—TX, AL, TN, GA, NC, FL, LA, NV, CO, MS, VA	240,000	25,000		24,761	24,286	120	1,001
Hospitality—TX, AL, TN, GA, NC, FL, LA, NV, CO, MS, VA	280,000	25,000		24,762	24,762	136	1,131
Hospitality—SC, AL, TN, GA, NC, IL, IN, FL, VA, KY, LA, MS	255,000	24,709		24,709	24,709	138	2,277
Hospitality—SC, AL, TN, GA, NC, IL, IN, FL, VA, KY, LA, MS	295,000	19,769		19,767	19,767	130	2,124
Office—CA, NY, DC, TX	4,417,000	51,385		51,385	51,385	197	3,930
Hospitality—HI, CA, FL	1,410,000	45,886		45,886	45,886	217	3,656
Hospitality—HI, CA, FL, NY, JM, AZ, PR	1,750,625	38,072		38,045	38,045	191	1,618
Multi-family—NY	3,900,000	60,000		56,657	47,250	255	3,341
Retail—DE, NY, LA, MS	—	35,000		35,000	34,800	177	1,943
First mortgage loans outstanding at December 31, 2007:
Mixed use—NY	—	32,077		32,077	32,077	133	2,482
Healthcare—FL, PA, MD, OH, TN, VA	15,000	28,860		28,667	28,667	210	2,031
Whole loans outstanding at December 31, 2007:
Office—NY	—	65,000		65,852	63,532	213	3,579
Retail—FL	—	45,000		45,440	43,976	146	2,453
Interest income on loans repaid in full during 2007							3,243
Amortization of discount and origination fees							866

TOTAL	$12,744,224	$512,947		$510,199	$496,333	$2,413	$41,008

Reconciliation of Carrying Amount of Loans

	2007	2006	2005
Balance at the beginning of the year	$287,845	$81,696	$29,865
Additions (deductions):
New mortgage loans	415,847	266,436	99,975
Capitalized loan origination costs, net of amortization	—	51	107
Premium/discounts on loans, net of amortization	(2,290)	—	—
Capitalized interest on originated mezzanine loans	—	1,204	3,592
Unrealized loss on loans held for sale	(13,866)	—	—
Collections of principal	(191,203)	(61,542)	(51,843)

Balance at the end of the year	$496,333	$287,845	$81,696