Form 10-Q
period 2008-03-31
JER Investors Trust Inc
filed 2008-05-12
CIK 1294017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 7, 2008, the registrant had outstanding 25,901,035 shares of common stock, par value $0.01 per share.

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

PART I

ITEM 1.	Interim Financial Information

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$12,665	$87,556
Restricted cash	1,159	6,687
CMBS financed by CDOs, at fair value	388,146	562,056
CMBS not financed by CDOs, at fair value	109,076	155,384
Real estate loans, held for investment, at fair value at March 31, 2008 and amortized cost at December 31, 2007	260,558	274,734
Real estate loans, held for sale, at lower of cost or fair value	189,209	221,599
Investments in unconsolidated joint ventures	40,853	40,764
Accrued interest receivable	9,844	10,415
Due from affiliate	62	199
Deferred financing fees, net	2,651	14,454
Other assets	2,173	2,333

Total Assets	$1,016,396	$1,376,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
CDO notes payable, March 31, 2008 at fair value and face amount at December 31, 2007	$439,524	$974,578
Repurchase agreements	196,059	261,864
Junior subordinated debentures	61,860	61,860
Interest rate swap agreements, at fair value	57,367	32,881
Accounts payable and accrued expenses	1,528	921
Dividends payable	—	28,391
Due to affiliate	684	1,195
Other liabilities	3,352	3,693

Total Liabilities	760,374	1,365,383

Stockholders’ Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 25,901,035 shares issued and outstanding	259	259
Additional paid-in capital	392,319	392,270
Cumulative dividends paid/declared	(132,186)	(132,186)
Cumulative earnings	21,676	68,437
Accumulated other comprehensive income (loss)	(26,046)	(317,982)

Total Stockholders’ Equity	256,022	10,798

Total Liabilities and Stockholders’ Equity	$1,016,396	$1,376,181

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2008	2007
REVENUES
Interest income from CMBS	$21,452	$17,823
Interest income from real estate loans	8,886	8,749
Interest income from cash and cash equivalents	422	1,987
Lease income from real estate assets	—	1,372
Equity in earnings, net, of unconsolidated joint ventures	933	—
Fee income	97	—

Total Revenues	31,790	29,931

EXPENSES
Interest expense	15,415	15,631
Management fees, affiliate	1,827	1,855
Incentive fees, affiliate	—	152
Depreciation and amortization of real estate assets	—	206
General and administrative	1,980	2,280

Total Expenses	19,222	20,124
INCOME BEFORE OTHER GAINS (LOSSES)	12,568	9,807

OTHER GAINS (LOSSES)
Unrealized loss on financial assets financed with CDOs	(179,669)	—
Unrealized gain, net, on CDO related financial liabilities	246,574	—
Loss on interest rate swaps	(2,775)	—
Loss on impairment of CMBS	(99,579)	—
Unrealized loss on real estate loans held for sale	(28,368)	—
Unrealized loss on non-CDO interest rate swap agreements	(15,600)	—

Total other gains (losses)	(79,417)	—

NET INCOME (LOSS)	$(66,849)	$9,807

Net earnings per share:
Basic	$(2.60)	$0.38

Diluted	$(2.60)	$0.38

Weighted average shares of common stock outstanding:
Basic	25,708,303	25,692,035

Diluted	25,736,442	25,735,382

Dividends declared per common share	$—	$0.44

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Dividends Paid/Declared	Cumulative Earnings (Losses)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2007	25,901	$259	$392,270	$(132,186)	$68,437	$(317,982)	$10,798
Cumulative effect of adoption of SFAS No. 159
Assets					(248,313)	225,991	(22,322)
Liabilities					268,401	—	268,401

Total cumulative effect of adoption of SFAS No. 159					20,088	225,991	246,079

Comprehensive income (loss):
Net income (loss)					(66,849)		(66,849)
Recognition of previously unrealized losses on non CDO- related interest rate swap agreements in other comprehensive income at December 31, 2007						10,795	10,795
Amortization of swap termination costs						124	124
Amortization of unrealized losses on CDO related interest rate swaps in other comprehensive income at December 31, 2007						569	569
Recognition of previously unrealized losses on non-CDO related CMBS in other comprehensive income at December 31, 2007						54,457	54,457

Total comprehensive income (loss)							$(904)

Dividends declared				—			—
Stock based compensation- restricted share awards			41				41
Stock based compensation- stock options			8				8

Balance at March 31, 2008	25,901	$259	$392,319	$(132,186)	$21,676	$(26,046)	$256,022

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(66,849)	$9,807
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of original issue discount	179	480
Amortization of debt issuance costs	223	442
Amortization of other comprehensive income (loss) related to CDO interest rate swap agreements	696	—
Depreciation and amortization on real estate assets	—	206
Unrealized gain on CDO related financial assets and liabilities, net	(66,905)	—
Unrealized loss on impairment of CMBS	99,579	—
Unrealized loss on real estate loans held for sale	28,368	—
Unrealized loss on non-CDO hedge ineffectiveness	15,202	—
Equity in earnings, net, from unconsolidated joint ventures	(933)	—
Distributions from unconsolidated joint ventures	1,252	—
Straight line rental income	—	(406)
Compensation expense related to stock awards	49	76
Changes in assets and liabilities:
Decrease (increase) in other assets	160	(72)
Increase (decrease) in accrued interest receivable	571	(1,659)
Decrease in due to/from affiliates, net	(374)	(503)
Increase in accounts payable and accrued expenses and other liabilities	267	1,529

Net cash provided by operating activities	11,485	9,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of CMBS	—	(175,871)
Purchase of real estate loans	—	(232,953)
Investment in unconsolidated joint ventures	(413)	—
Decrease in restricted cash, net	5,528	16,586
Proceeds from repayment of real estate loans	4,133	30,763

Net cash provided by (used in) investing activities	9,248	(361,475)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(28,391)	(18,523)
Proceeds from repurchase agreements	1,393	315,870
Repayment of repurchase agreements	(67,198)	(53,447)
Payment of financing costs	(1,428)	—

Net cash provided by (used in) financing activities	(95,624)	243,900

Net (decrease) increase in cash and cash equivalents	(74,891)	(107,675)
Cash and cash equivalents at beginning of period	87,556	143,443

Cash and cash equivalents at end of period	$12,665	$35,768

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$18,121	$14,662

Dividends declared but not paid	$—	$11,320

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

2. RECENT DEVELOPMENTS IN THE CREDIT MARKETS AND THE COMPANY’S LIQUIDITY

Recently, significant disruptions in the global credit markets have had a substantial effect on market participants. These disruptions have led to, among other things, a significant decline in the fair value of many mortgage related investment securities, as well as a significant contraction in commercial paper and other short-term and long-term funding sources, including sources that the Company depends on to finance certain of its investments, specifically repurchase agreements and commercial real estate collateralized debt obligations (CRE CDOs). As a result, many companies have had difficulty valuing certain of their holdings as a result of market illiquidity as well as obtaining sustainable long-term sources of capital to adequately finance their business. The Company has had a similar experience in the current capital markets environment.

During the second half of 2007 and continuing through the first quarter of 2008, the Company has seen a significant widening of credit spreads in both the subordinate CMBS market which includes bonds rated BB+ through NR classes, and in the investment grade tranches of BBB- and above. For example, the credit spread over applicable swap rates for typical BBB- CMBS new-issue bonds was estimated to exceed 1800 basis points as of March 31, 2008 compared to approximately 900 basis points as of December 31, 2007 and approximately 95 basis points as of December 31, 2006. Additionally, the Company has seen widening of credit spreads on real estate loans, including B-Notes, mezzanine loans and whole loans, although not as dramatic as that seen in the CMBS market.

The Company finances certain of its investments with repurchase agreements that are subject to margin calls. Under the terms of the repurchase agreements, the value of assets underlying the debt is marked-to-market by the counterparty at its discretion, as frequently as on a daily basis. If the value of the underlying asset declines, the counterparty has the ability to require us to post additional margin – cash or other collateral – to compensate for the decline in value of the asset (conversely, if the value of the underlying asset increases, a portion of the margin we previously posted may be returned to us, although this hasn’t happened to date). Primarily as a result of spread widening, the Company has had significant margin calls on its’ repurchase agreement facilities based upon fair market value determinations of the underlying collateral. During the three months ended March 31, 2008, such margin calls totaled $65.8 million, and there have been $17.4 million of margin calls subsequent to March 31, 2008 through May 9, 2008. These events have had a significant adverse impact on the Company’s liquidity position and its ability to achieve its long- term financing objectives. The Company’s liquidity, results of operations and financial condition have been and may continue to be adversely impacted if market conditions continue to deteriorate and by continued margin calls under the repurchase agreements. Additionally, in order to obtain cash to satisfy margin calls the Company may liquidate assets at an inopportune time, which could result in significant losses. Given the current volatility in the capital markets, the Company cannot predict changes in the market value of collateral and potential margin call requirements, if any, under its repurchase agreement facilities.

In order to ensure that the Company continues to have adequate liquidity in this turbulent market environment, the Company sold its remaining 50% interest in the Charter Schools Joint Venture for approximately $39.4 million in April 2008 and has classified seven of its real estate loan investments as held for sale in order to provide additional potential sources of liquidity for general corporate purposes, including debt repayment and acquisitions, among other items. The Company’s current liquidity plans involve extending and/or replacing certain of its repurchase agreement facilities and evaluating other potential financing and capital raise options. Although the Company cannot provide any assurances that these plans individually or collectively will be accomplished, management believes that achievement of certain of the plans should provide the Company with adequate liquidity.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions and balances have been eliminated in consolidation. In the Company’s opinion, all material adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. In preparing these consolidated financial statements, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash, time deposits, and money market funds with an original maturity of 90 days or less when purchased. Carrying value approximates fair value due to the short-term maturity of the investments.

Restricted Cash

Restricted cash consists of principal and interest payments received by the trustee on investments that serve as collateral for CDO I and CDO II, as defined in Note 9 with such interest payments remitted to the Company on a monthly basis. As of December 31, 2007, restricted cash also included cash posted with interest rate swap counterparties to secure out of the money positions on the Company’s interest rate swap agreements. The Company was not required to post cash as collateral under its existing interest rate swap agreements as of March 31, 2008.

Fair Value Election

The Company elected, pursuant to Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), effective January 1, 2008, the fair value option (“FVO”) for all financial assets and liabilities related to its CDO I and CDO II financings. The assets and liabilities include:

•	CMBS investments pledged as collateral in CDOs

•	Real estate loans pledged as collateral in CDOs, which currently represent our real estate loans held for investment

•	CDO notes payable

•	CDO related interest rate swaps

As a result of electing the FVO for our CDO notes payable, the related unamortized deferred financing fees were charged against cumulative earnings as of January 1, 2008. There were no financial assets or liabilities acquired during the first quarter of 2008, but the Company may elect the FVO for financial assets acquired or financial liabilities incurred in the future.

Under SFAS No. 159, the carrying value of the financial assets and liabilities for which the FVO was elected were reset to their fair values as of January 1, 2008. The Company elected the FVO to provide a consistent balance sheet presentation of the fair value of both the assets and liabilities associated with the CDO financings. The impact to stockholders’ equity as of January 1, 2008 is outlined in Note 4. Subsequent to January 1, 2008, changes in the fair value of these elected financial assets and liabilities will be recognized in the statement of operations.

Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants.

SFAS 157 establishes a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value. The hierarchy prioritizes observable data from active markets, placing measurement using those inputs in level 1 of the fair value hierarchy, and gives the lowest priority to unobservable inputs and classifies these as level 3 measurements. The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

•	Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable either directly or indirectly;

•	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measurement. Therefore, even when market assumptions are not readily available, management’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.

Other than Temporary Impairment

The Company accounts for its commercial mortgage back securities (“CMBS”) assets not pledged to its CDO’s in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company generally classifies such CMBS investments as available-for-sale because the Company may dispose of them prior to maturity in response to changes in the market, liquidity needs or other events even though it does not hold the securities for the purpose of selling them in the near term.

With respect to the Company’s CMBS investments not pledged to its CDOs, when the present value of current period estimates of future cash flows are lower than the present value of the previous period estimates, as adjusted for principal and loan payments, and the current estimated fair value is less than an asset’s carrying value, the Company will write down the asset to the current estimated fair value and record impairment through a charge to current period earnings. After taking into account the effect of the impairment charge, income is recognized using the market yield for the security used in establishing the current estimated fair value.

Any unrealized gains and losses on available-for-sale securities which are determined to be temporary do not affect the Company’s reported income or cash flows, but are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and, accordingly, affect stockholders’ equity and book value per share. The Company must also assess whether unrealized losses on securities indicate other than temporary impairment, which would result in writing down the security to its fair value through a charge to earnings. The Company follows impairment guidance of Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” in assessing potential other than temporary impairment of its CMBS investments. If deemed other than temporarily impaired, this will create a new carrying basis for the security and a revised yield will be calculated based on the future estimated cash flows as described below under Revenue Recognition.

The Company also follows the impairment guidance in FASB Staff Position (“FSP”) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and SEC Staff Accounting Bulletin No. 59 (“SAB 59”), Accounting for Noncurrent Marketable Equity Securities. In accordance with the applicable impairment literature, when the fair value of an available for sale security is less than its amortized cost for an extended period, the Company considers whether there is an other than temporary impairment in the value of the security. If an other than temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is reflected as an immediate reduction of current earnings. The determination of other than temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss recognition.

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

For assets in which the FVO was not elected under SFAS 159, if an other than temporary impairment charge is recorded, future increases in fair value of the impaired security will be recorded as increases in other comprehensive income in the consolidated statement of changes in stockholders equity.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheets as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Ineffectiveness, if any, is recorded in the income statement. The net gain or loss related to the termination of a derivative instrument remains in accumulated other comprehensive income (loss) and is amortized into earnings during the same period in which the original hedged transaction affects earnings when it is probable that the forecasted transaction will occur within the originally specified time period. The Company periodically reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly as required by the standard. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS No. 133. See Note 11 for information related to our interest rate swap agreements outstanding as of March 31, 2008 and December 31, 2007. As of March 31, 2008 and December 31, 2007, the Company had no fair value hedges.

In the event a cash flow hedge is no longer highly effective or it becomes probable that a forecasted transaction being hedged will not occur as anticipated, then cash flow hedge accounting is no longer applicable and the changes in fair value of the hedge will be recorded as unrealized gains and losses in the income statement. Additionally, any amount accumulated in other comprehensive income will be charged to earnings in the period in which the Company loses hedge accounting.

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

The Company acquires participating interests in commercial real estate first mortgage loans and mezzanine loans. When the Company initially invests in loan participations, they are evaluated under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to determine whether the participation interest meets the definition of a debt security. To the extent a given loan participation meets the definition of a debt security, the participation will be accounted for according to the guidance in SFAS No. 115. Those loan participations that do not meet the definition of a debt security are accounted for as loans in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities, and are initially recorded at the purchase price, which is generally at or near par value, and are carried on the balance sheet at amortized cost for those loans classified as held for investment or at the lower of cost or market for those classified as held for sale. To date, the Company has determined that none of the participation interests acquired met the definition of a debt security. See additional information regarding loan accounting and revenue recognition below under Revenue Recognition.

In accordance with SFAS No. 65, real estate loans that the Company does not have the ability and/or intent to hold until maturity are classified as loans held for sale. Real estate loans held for sale are carried at the lower of cost or market value, on an individual loan basis, using available market information obtained through consultation with dealers or other originators of such investments.

Real Estate and Depreciation

The Company accounts for real estate acquisitions pursuant to SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” and SFAS No. 141, “Business Combinations.” Accordingly, the Company allocates the purchase price among land, buildings, improvements, lease intangibles, and any personal property acquired based on estimated relative fair values at the time of acquisition. All capital improvements that extend the useful life of the asset are capitalized and depreciated over their estimated useful lives. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Depreciation on building and improvements is generally provided on a straight-line basis over 39 years for buildings or over the life of the respective improvement ranging from 5 to 20 years. Depreciation expense for the three months ended March 31, 2008 and 2007 was $0.4 million, respectively. Repairs and maintenance costs are expensed as incurred.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized, using the effective interest method, into earnings through interest expense over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

As a result of the adoption of SFAS No. 159 on CDO notes payable, the Company recorded a charge against cumulative earnings for unamortized deferred financing costs related such notes payable as of January 1, 2008 and any future costs will be expensed as incurred.

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

Earnings per Share

The Company calculates basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share (“EPS”) is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised using the treasury stock method. Vested equity awards are included in both basic and diluted EPS. Nonvested equity awards are included in diluted EPS to the extent that they are dilutive under the treasury stock method. At March 31, 2008, 168,854 restricted share awards are considered to be issued for purposes of issued and outstanding shares per the balance sheet but are excluded from basic EPS under SFAS No. 128 as nonvested equity awards. Nonvested equity awards with market or performance conditions are considered contingently issuable shares under SFAS No. 128 and are included in diluted EPS only to the extent that the condition would have been satisfied if the end of the reporting period were the end of the contingency period. The performance or market condition for 90,750 restricted share awards and 75,000 stock options would not have been satisfied as of March 31, 2008 and therefore these share awards have been excluded from the diluted EPS calculation for the three months ended March 31, 2008. The dilutive effect of 318,584 and 215,000 shares of non-vested restricted stock and unexercised stock options has been excluded from the calculation of basic EPS for the three months ended March 31, 2008 and March 31, 2007, respectively.

The following table presents a reconciliation of basic and diluted weighted average common shares for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended March 31,
	2008	2007
Basic weighted average common shares	25,708,303	25,692,035
Dilutive potential common shares
Directors and officers stock awards	28,139	25,815
Officer stock options	—	17,532

Diluted weighted average common shares	25,736,442	25,735,382

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). The Company’s accumulated other comprehensive income (loss) is comprised primarily of unrealized gains and losses on securities categorized as available-for-sale, swap termination costs amortized through a charge to interest expense over the life of the hedge and from net realized and unrealized gains and losses on certain derivative instruments accounted for as cash flow hedges. During the three months ended March 31, 2008 and 2007, the Company amortized a net amount of $0.1 million, respectively, from accumulated other comprehensive income (loss) to unrealized gain (loss) related to discontinued hedge accounting and terminated cash flow hedges more fully described in Note 11. Total comprehensive income (loss) for the three months ended March 31, 2008 was $(0.9) million.

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

With respect to the Company’s CMBS investments, when the present value of current period estimates of future cash flows are lower than the present value of the previous period estimates, as adjusted for principal and loan payments, and the current estimated fair value is less than an asset’s carrying value, the Company will write down the cost basis of the asset to the current estimated fair value and record impairment or unrealized losses through a charge to current period earnings. After taking into account the effect of the charge, income is recognized using the market yield for the security used in establishing the current estimated fair value.

Equity in the income or loss of unconsolidated joint ventures is recorded based on the equity method of accounting. The Company allocates income to equity participants based on the terms of the respective partnership agreements upon an assumed liquidation of the joint venture at its depreciated book value as of the end of the reporting period.

Lease income from leased real estate assets is recognized on a straight-line basis over the terms of the lease in accordance with SFAS No. 13. For the three months ended March 31, 2008 and 2007, $0.4 million, respectively, of rent recognized as income in excess of amounts contractually due pursuant to the underlying leases are included in lease income from real estate assets for the three months ended March 31, 2007 and equity in earnings from unconsolidated joint ventures for the three months ended March 31, 2008 on the consolidated statement of operations.

In accordance with the criteria established in SFAS No. 13, Accounting for Leases, the Company has evaluated each lease agreement related to the net leased real estate assets and determined all leases are operating leases through October 30, 2007 as more fully described in Note 7. In April 2008, the Company sold its remaining 50% interest in the Joint Venture for $39.4 million which approximates cost basis and no longer has any investment in net lease real estate assets subsequent to the sale.

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

Loan Loss Provisions

The Company purchases and originates commercial real estate mortgage and mezzanine loans to be held as long-term investments. The loans are evaluated for possible impairment on a quarterly basis. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment occurs when it is deemed probable the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company will establish a reserve for loan losses and a corresponding charge to earnings through the provision for loan losses. Significant judgments are required in determining impairment, which includes making assumptions regarding the value of the loan, the value of the real estate or partnership interests that secure the loan and any other applicable provisions, including guarantee and cross-collateralization features, if any. There were no loan loss reserves recorded as of March 31, 2008 and December 31, 2007, respectively, and there were no provisions for loan losses recorded during the three months ended March 31, 2008 and 2007, respectively.

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

The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria under SFAS No. 140. Additionally, the standard setters continue to review the FIN 46(R) provisions related to the computations used to determine the primary beneficiary of a VIE. Future guidance from the standard setters may require the Company to consolidate CMBS trusts in which the Company has invested. In April 2008, the FASB voted to issue an exposure draft in the near future which may propose significant changes to SFAS No. 140. The Company will closely monitor any developments in this area and assess the impact on any such amendment to its financial statements.

The table below details information about the Company’s CMBS investments, including the purchase date, the face amount of the total CMBS issuance, the original face amount of our CMBS investments, and the amortized cost of our CMBS investments as of March 31, 2008 and December 31, 2007:

CMBS Trust	Investment Date	Total Face Amount of CMBS Issuance	Original Face Amount of Investment	Amortized Cost(1) as of
				March 31, 2008	December 31, 2007
MACH One 2004-1	July 2004	$643,261	$50,637	$12,843	$19,672
CSFB 1998-C1	August 2004	2,482,942	12,500	9,051	9,565
CSFB 2004-C4	November 2004	1,138,077	52,976	11,763	22,575
MLMT 2004-BPC1	November 2004	1,242,650	76,986	14,925	26,174
JPMCC 2004-C3	December 2004	1,517,410	81,561	20,095	35,800
JPMCC 2005-CIBC11	March 2005	1,800,969	70,035	17,327	33,761
BACM 2005	April 2005	2,322,091	84,663	25,919	41,630
LB UBS 2005-C2	April 2005	1,942,131	7,000	2,391	4,328
CSFB 2005-C2	May 2005	1,614,084	82,261	22,253	37,695
LB UBS 2005-C3	June 2005	2,060,632	39,335	8,469	17,626
JPMCC 2005-CIBC12	July 2005	2,167,039	70,429	15,516	33,793
JPMCC 2005-LDP4	September 2005	2,677,075	90,352	23,597	48,731
MSCI 2005-IQ10	October 2005	1,546,863	55,274	14,225	30,694
MLMT 2005 CK11	December 2005	3,073,749	96,066	28,333	51,689
MSC 2006 HQ8	March 2006	2,731,231	105,707	32,770	62,181
JPMCC 2006-CIBC15	June 2006	2,118,303	71,493	16,980	37,436
CGCMT 2006-C4	June 2006	2,263,536	84,395	23,139	50,759
MSCI 2006- HQ9	August 2006	2,565,238	81,338	20,687	48,577
MLMT 2006- C2	August 2006	1,542,697	60,067	18,148	38,249
JPMCC 2006- LDP8	September 2006	3,066,028	107,158	29,035	64,231
CD 2006- CD3	October 2006	3,571,361	110,713	26,317	62,616
MSCI 2007- HQ11	February 2007	2,417,647	89,530	26,149	58,401
GCCFC 2007- GG9	March 2007	6,575,924	34,167	12,100	31,061
JPMCC 2007- LDP10	March 2007	5,331,517	151,616	42,111	85,343
WAMU 2007- SL3	June 2007	1,284,473	6,500	3,097	5,746
JPMCC 2007- LDP12	August 2007	2,310,556	81,402	19,948	39,554

Total		$62,007,484	$1,854,161	$497,188	$997,887

(1)

The decline in amortized cost from December 31, 2007 to March 31, 2008 is due primarily to recognition of unrealized losses at December 31, 2007 of $280.5 million and increases to unrealized losses during the three months ended March 31, 2008, which, in total, reduced the cost basis by $500.7 million.

The Company’s maximum exposure to loss as a result of its investment in these securities totaled $497.2 million and $997.9 million as of March 31, 2008 and December 31, 2007, respectively. However, the Company has reduced its maximum economic loss exposure through the use of non-recourse and partial recourse financing vehicles for these investments.

The financing structures that the Company offers to its borrowers on certain of its loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46(R). Management has evaluated these entities and has concluded that none of them are VIEs that are subject to consolidation under FIN 46(R).

In April 2007, the Company created a trust subsidiary for the purpose of issuing trust preferred securities. The trust is considered a VIE under FIN 46(R) and it was determined that the Company is not the primary beneficiary of the trust. Accordingly, the trust is accounted for using the equity method of accounting. Refer to Note 9.

In October 2007, the Company sold a 50% interest in all twelve of its net leased real estate assets by forming a joint venture with an unrelated third party. The joint venture is not considered a VIE under FIN 46(R) and the Company accounts for its investment in the joint venture under the equity method of accounting. In April 2008, the Company sold its remaining 50% interest in the Joint Venture for $39.4 million which approximates cost basis.

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

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data or assumptions of market participants. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and was adopted on January 1, 2008 by us. Under SFAS No. 157, valuations of assets and liabilities must reflect the value of the instrument including the values associated with credit risk. Consequently, the Company must value its derivative liabilities taking into account its credit risk and the credit risk of the counterparties and thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Effective January 1, 2008, the Company updated its methodology to calculate the impact of both the counterparty and its own credit standing which had the impact of reducing by $9.8 million the aggregate value of our derivative liabilities as of March 31, 2008. The fair value of the derivative liability is determined under SFAS 157 as the price that would be paid to transfer the liability to a market participant with the same credit risk as the Company. However, if the Company were to terminate or settle all of its derivative liabilities with its counter parties, the amount due as of March 31, 2008 was $67.2 million.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of SFAS No. 115. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company elected the fair value option for all financial assets and liabilities associated with its CDO I and CDO II financings. The impact of adopting SFAS No. 159 increased stockholders’ equity by approximately $246 million as of January 1, 2008, which can be attributed to an increase in retained earnings of approximately $20 million and an increase in accumulated other comprehensive loss of approximately $226 million (See Note 4). The adoption of SFAS No. 159 did not have an impact on the operating cash flows of the Company. The primary reason the Company selected the fair value option for all assets and liabilities associated with our CDO I and CDO II financings was to provide a consistent balance sheet presentation of the fair value of both the assets and liabilities associated with those financings. The Company has not acquired assets or incurred debt during the first quarter of 2008 but expects to elect the fair value option in the future if we conduct similar long-term match funded financing transactions.

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

In February 2008, the FASB issued Staff Position No. 140-3, or FSP No. 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions." FSP No. 140-3 provides guidance on the accounting for a purchase of a financial asset from a counterparty and contemporaneous financing of the acquisition through repurchase agreements with the same counterparty. Under this guidance, the purchase and related financing are linked, unless all of the following conditions are met at the inception of the transaction: 1) the purchase and corresponding financing are not contractually contingent; 2) the repurchase financing provides recourse; 3) the financial asset and repurchase financing are readily obtainable in the marketplace and are executed at market rates; and 4) the maturity of financial asset and repurchase are not conterminous. A linked transaction would require a determination under SFAS No. 140 to conclude if the transaction meets the requirements for sale accounting. If the linked transaction does not meet sale accounting requirements, the net investment in the linked transaction is to be recorded as a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. The Company currently presents these transactions gross, with the acquisition of the financial assets in total assets and the related repurchase agreements as financing in total liabilities on the consolidated balance sheets and the interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated income statements. FSP No. 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect, if any, that this pronouncement will have on its future financial position or results of operations.

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

4. FAIR VALUE MEASUREMENTS

Election of the Fair Value Option (‘FVO’) under SFAS No. 159

The Company adopted SFAS No. 159 on January 1, 2008 and elected the FVO to measure of all of its financial assets and liabilities associated with our CDO I and II financings at fair value. The Company elected the FVO to provide a consistent balance sheet presentation of the fair value of both the assets and liabilities associated with those CDO financings. As a result of our election of the FVO, all changes in fair value of the elected assets and liabilities are recorded with charges in fair value recognized through earnings. The following financial assets and liabilities were accounted for using the FVO as of March 31, 2008:

•	CMBS investments pledged as collateral in CDOs

•	Real estate loans pledged as collateral in CDOs, which currently represent our real estate loans held for investment

•	CDO notes payable

•	CDO related interest rate swaps

Upon adoption of SFAS 159 on January 1, 2008, all assets and liabilities for which the FVO was elected were marked to fair value with the adjustment recorded to beginning cumulative earnings as of the election date. For CMBS assets and interest rate swaps, the amounts accumulated in other comprehensive income as of January 1, 2008 were reclassified to beginning cumulative earnings. Additionally, as a result of electing the FVO for our CDO notes payable, the related unamortized deferred financing fees were charged against cumulative earnings as of January 1, 2008. The table below reconciles cumulative earnings on January 1, 2008 as a result of the Company’s election of the FVO:

	Carrying Value Prior to Adoption	Impact on Cumulative Earnings	Carrying Value After Adoption
Assets
Real estate loans	$274,734	$(9,311)	$265,423
CDO deferred financing fees	13,011	(13,011)	—

Liabilities
CDO notes payable	974,578	(268,401)	706,177

Cumulative effect of adoption on stockholders' equity at January 1, 2008		246,079

Reduction of cumulative earnings due to CMBS fair value adjustment reclassified from other comprehensive income		(225,991)

Cumulative effect on cumulative retained earnings, January 1, 2008		$20,088

Fair Value Determination under SFAS No. 157

Pursuant to the provisions of SFAS No. 157, the fair values of our assets and liabilities are determined through the use of market based and observable inputs, to the extent available, and generally represent prices that would be used to sell the assets or transfer the liabilities between market participants in orderly transactions. Given the unique nature of many of our assets and liabilities and the lack of clearly determinable market based valuation inputs, many of our assets are valued using internal estimates and models. Based on the high level of subjectivity which exists with respect to many of our valuation inputs, the fair values we have disclosed may not equal prices that may ultimately be realized if the assets are sold or liabilities transferred with third parties.

Below is a description of the valuation methods for our assets and liabilities recorded at fair value.

•

CMBS investments are carried at fair value on a recurring basis- The fair value of CMBS investments is determined by management based on discounted cash flow models which utilize prepayment and loss assumptions based upon historical experience, economic factors and forecasts and the characteristics of the underlying cash flows. Management determines the applicable discount rates based on current credit spreads as reflected in information provided by issuers of the securities who consider market participant assumptions, comparable deals purchased or traded in the marketplace, if available, the CMBX indices and other derivative trading markets and market interest rates. In addition, management validates its fair value estimates with information from dealers who make markets in these securities as well as lenders on our repurchase agreement facilities. The Company classifies all CMBS investments as Level 3 assets.

•

Real estate loans – The Company generally receives values provided by lenders on our repurchase agreements that are used to determine the fair value the Company’s real estate loans to the extent that such values are generally consistent with other market participants inputs received. To the extent the Company does not receive values from lenders, the Company uses discounted cash flow models employing discount rates that are based on management’s best estimate of market participant assumptions. The Company has classified all real estate loans as Level 3 assets.

•

Interest rate swap agreements – The fair value of our interest rate swap agreements is determined using market observable inputs such as a market based yield curve and other factors determined by management, such as the credit valuation adjustment related to our credit risk and the counterparty credit risk. The Company classifies all interest rate swap agreements as Level 3 assets or liabilities due to the unobservable nature of the credit risk adjustment, which may be significant to the valuation.

•

CDO notes payable – The Company generally receives pricing from third party broker/dealers familiar with the securities to determine the fair value of our CDO notes payable. To the extent a bid-ask range of pricing is provided by the broker/dealers, the Company marks its notes payable to the mid-point of such bid-ask range. The Company classifies all CDO notes payable as Level 3 liabilities, as there are no observable transactions related to these notes.

Assets and liabilities carried at fair value on a recurring basis

The following table sets forth assets and liabilities carried at fair value on a recurring basis on the balance sheet as of March 31, 2008. Assets and liabilities have been grouped in their entirety based on the lowest level of input that is significant to the fair value measurement as required by SFAS 157.

($ in thousands)	Fair Value Measurement as of March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CMBS, at fair value:
CMBS financed by CDOs, at fair value	$388,146	$—	$—	$388,146
CMBS not financed by CDOs, at fair value	109,076	—	—	109,076
Real estate loans, held for investment, at fair value	260,558	—	—	260,558
Real estate loans, held for sale, at lower of costs or fair value	189,209			189,209

Total Assets	$946,989	$—	$—	$946,989

Liabilities:
CDO Notes Payables, at fair value	$439,524	$—	$—	$439,524
Derivative Liability—Interest Rate Swap, at fair value, related to CDOs	41,820	—	—	41,820
Derivative Liability—Interest Rate Swap, at fair value, not related to CDOs	15,544	—	—	15,544

Total Liabilities	$496,888	$—	$—	$496,888

The following table presents a summary of the changes in the fair values of Level 3 assets and liabilities carried at fair value as of March 31, 2008.

Level 3 Fair Value Measurements for the period Ending March 31, 2008
			Unrealized Gains/(Losses)
	FVO Election (Yes/No)	Beginning Balance as of January 1, 2008	Included in Income	Transfer from Accumulated Other Comprehensive Income to Gains (Losses)	Total Gains (Losses)	Purchases, Sales, Repayments, Issuances, & Settlements, net	Premium/ Discount Amortization	Transfers In/(Out) of Level 3	Ending Balance as of March 31, 2008	Unrealized Gains/(Losses) Included in Earnings Related to Assets/ Liabilities held at March 31, 2008
Assets:
CMBS, at fair value:
CMBS, financed by CDOs, at fair value	Yes	$562,056	$(174,761)	$—	$(174,761)	$—	$851	$—	$388,146	$(174,761)
CMBS, not financed by CDOs, at fair value	No	155,384	(45,119)	(54,460)	(99,579)	—	(1,189)	—	109,076	(99,579)
Real estate loans, held for investment, at fair value	Yes	265,423	(4,908)	—	(4,908)	—	43		260,558	(4,908)
Real estate loans, held for sale, at lower of cost or fair value	No	221,599	(28,368)	—	(28,368)	(4,133)	111		189,209	(28,368)

Total Assets		$1,204,462	$(253,156)	$(54,460)	$(307,616)	$(4,133)	$(184)	$—	$946,989	$(307,616)

Liabilities:
CDO notes payable, at fair value, related to CDOs	Yes	$(706,177)	$266,653	$—	$266,653	$—	$—	$—	$(439,524)	$266,653
Interest rate swap agreements, at fair value, related to CDOs	Yes	(21,741)	(20,082)	—	(20,082)	—	—	—	(41,823)	(20,082)
Interest rate swap agreements, at fair value, not related to CDOs	No	(11,139)	(4,405)	(11,195)	(15,600)	—	—	—	(15,544)	(15,600)

Total Liabilities		$(739,057)	$242,166	$(11,195)	$230,971	$—	$—	$—	$(496,891)	$230,971

Gains and Losses (Realized and Unrealized) Included In Earnings for the Three Months Ended March 31, 2008
	Unrealized Loss on CMBS Financed by CDO's	Loss on CMBS Not Financed by CDOs	Unrealized Loss on Real Estate Loans Held for Investment	Unrealized Loss on Real Estate Loans Held for Sale	Total Losses
Total gains (losses) included in earnings for the period	$(174,761)	$(99,579)	$(4,908)	$(28,368)	(307,616)

Change in unrealized gains or losses related to financial assets still held at reporting date	$(174,761)	$(99,579)	$(4,908)	$(28,368)	$(307,616)

	Gain on CDO Notes Payable	Unrealized Loss on CDO Related Interest Rate Swaps	Unrealized Loss on Non-CDO Related Interest Rate Swaps	Total Gains (Losses)
Total gains (losses) included in earnings for the period	$266,653	$(20,082)	$(15,600)	230,971

Change in unrealized gains or losses related to financial liabilities still held at reporting date	$266,653	$(20,082)	$(15,600)	$230,971

5. CMBS

The following is a summary of the Company’s CMBS as of March 31, 2008 and December 31, 2007:

Security Description	Face Amount	March 31, 2008
		Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
			Gains	Losses		Coupon	Yield (3)	Term (yrs)
CMBS not financed by CDOs (1)	$453,105	$109,041	$35	$—	$109,076	5.2%	20.3%	8.7
CMBS financed by CDOs (2)	1,309,052	388,146	—	—	388,146	5.1%	20.0%	9.7

	$1,762,157	$497,187	$35	$—	$497,222	5.1%	20.0%	9.5

(1)

CMBS not financed by CDOs are fair valued based on SFAS No 157 and accounted for as available for sale securities pursuant to SFAS No. 115 and EITF 99-20 and thereby subject to potential other than temporary impairment charges. As a result of taking the other than temporary charge at March 31, 2008, these CMBS securities have been written down to their estimated fair value. In the future, unrealized gains/losses, if any, that are not other than temporary impairment will be included in other comprehensive income (loss).

(2)

CMBS financed by CDOs are fair valued based on SFAS No. 157 and accounted for using the fair value election pursuant to SFAS No. 159 as of January 1, 2008, and changes in fair value are recorded as a component of other gains (losses) in the consolidated statement of operations.

(3)	Yield is based on amortized cost.

Security Description	Face Amount	December 31, 2007
		Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
			Gains	Losses		Coupon	Yield (1)	Term (yrs)
CMBS not financed by CDOs	$453,105	$209,840	$548	$(55,004)	$155,384	5.2%	9.0%	9.6
CMBS financed by CDOs	1,309,052	788,047	2,069	(228,060)	562,056	5.1%	8.6%	10.4

	$1,762,157	$997,887	$2,617	$(283,064)	$717,440	5.1%	8.7%	10.2

The unrealized gains (losses) are primarily the result of changes in spreads and market interest rates subsequent to the purchase of a CMBS investment.

The Company’s valuation and income recognition processes involves estimating loss adjusted cash flows over the expected term of the securities and determining an effective yield to maturity based on those cash flow estimates. For CMBS, if there is an adverse change in the net present value of projected cash flows from those estimated in the previous period, and the fair value of the security is below its amortized cost basis, the Company will reduce the amortized cost basis to fair value, pursuant to EITF 99-20. Additionally, if CMBS assets are in a significant unrealized loss position for an extended period of time, the Company will consider reducing the amortized cost basis to fair value pursuant to guidance outlined in EITF 99-20, FSP 115-1 and SAB 59. For assets in which we did not elect the FVO, this would result in an other than temporary impairment charge on the consolidated statement of operations. During the three months ended March 31, 2008 and March 31, 2007, the Company recorded other than temporary non-cash impairment charges related to its CMBS investments of $99.6 million and $0, respectively. The 2008 other than temporary impairment charges include a $2.1 million charge related to declines in the projected net present value of future cash flows pursuant to EITF 99-20. Additionally, the Company reforecasted the timing of collection of interest shortfalls of approximately $1.8 million that it projected to receive during the first quarter of 2008. These interest shortfalls are associated with individual loans within the CMBS pools and in some cases the shortfalls are expected to be fully recovered at the time of the resolution of the loan. For loans that are expected to incur losses upon resolution, the shortfall amounts have been incorporated into the forecasted loss amounts which are included in the Company’s cash flow projections for each respective bond. The bonds associated with these shortfalls were in an unrealized loss position of $6.4 million as of March 31, 2008 before recognizing the $99.6 million other than temporary impairment charge reflected in the consolidated statement of operations. The remaining non-cash CMBS impairment charge of $97.5 million relates to other than temporary declines in fair value which is due to widening of credit spreads for CMBS investments which began in the first half of 2007 and accelerated through the first quarter of 2008, resulting in both increased severity of the level of unrealized losses as well as increased duration of such losses.

As a result of the write-down in value of our CMBS assets financed by CDO’s due to adoption of FVO and the write-down in value of our CMBS assets not financed by CDO’s due to other than temporary impairment, the overall costs basis has been reduced to reflect the decline in estimated fair value. Accordingly, the weighted average yields on CMBS assets have increased due to a reduction in cost basis, without a corresponding reduction in projected cash flows. Projected future cash flows remain generally consistent with original underwriting. For example, according to information received from the master servicer, delinquency rates on collateral for the Company’s CMBS portfolio in which the Company owns the first-loss position remain at low levels with a 60 day delinquency rate of approximately 32 basis points. As a result, the Company has no securities in an unrealized loss position at March 31, 2008.

The following table sets forth the amortized cost, fair values and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2007 (there is no table presented for the three months ended March 31, 2008 as the Company has written down the cost basis of all CMBS investments to fair value as of that date):

	December 31, 2007
	Amortized Cost	Unrealized Loss > 12 Months	Unrealized Loss < 12 Months	Fair Value
Security Description
CMBS not financed through CDOs	$207,387	$(41,157)	$(13,847)	$152,383
CMBS financed through CDOs	771,009	(168,658)	(59,402)	542,949

	$978,396	$(209,815)	$(73,249)	$695,332

As of March 31, 2008 and December 31, 2007, the mortgage loans in the underlying collateral pools for all CMBS were secured by properties of the types and at the locations identified below:

Location (1)	March 31, 2008	December 31, 2007
California	15.5%	14.8%
New York	11.8%	10.4%
Texas	6.7%	6.6%
Florida	5.8%	5.6%
Virginia	4.4%	4.8%
Pennsylvania	4.0%	3.6%
Other (3)	50.9%	53.3%
Re-REMIC (4)	0.9%	0.9%

Total	100.0%	100.0%

Property Type (1)	March 31, 2008	December 31, 2007
Retail	30.3%	29.0%
Office	32.5%	31.8%
Residential (2)	15.6%	15.4%
Hospitality	7.3%	6.9%
Industrial	5.4%	5.2%
Other (3)	8.0%	10.8%
Re-REMIC (4)	0.9%	0.9%

Total	100.0%	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans in our CMBS investments. Classifications are based on the National Council of Real Estate Investment Fiduciaries’ (“NCREIF”) standard categories.
(2)	Residential primarily consists of multi-family apartment buildings, mobile home parks, and student housing.
(3)	No other individual state or property type comprises more than 4.0% of the total as of March 31, 2008 and December 31, 2007, respectively.
(4)	The Company’s investment in a Re-REMIC backed by CMBS from 41 previous conduit securitizations is not included in the above categories due to the stratification information on the original loan collateral not being meaningful.

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

As of March 31, 2008, the Company’s CMBS investments were financed by CDOs and repurchase agreements as follows. For the CMBS investments financed via repurchase agreements, total borrowings outstanding at March 31, 2008 and December 31, 2008 were $53.3 million and $96.1 million, respectively.

As of March 31, 2008
Financing Source	Face Amount	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Weighted Average Yield Based on Amortized Cost
CDO	$1,309,051	$388,146	$388,146	$—	20.0%
Repurchase agreement	384,560	98,596	98,596	—	19.9%
Unlevered	68,546	10,445	10,480	35	24.9%

	$1,762,157	$497,187	$497,222	$35	20.0%

As of December 31, 2007
Financing Source	Face Amount	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Weighted Average Yield Based on Amortized Cost
CDO	$1,309,051	$788,047	$562,056	$(225,991)	8.6%
Repurchase agreement	384,560	196,189	143,022	(53,167)	8.2%
Unlevered	68,546	13,651	12,362	(1,289)	20.5%

	$1,762,157	$997,887	$717,440	$(280,447)	8.7%

During the three months ended March 31, 2008, we made no new investments in CMBS investments.

For the three months ended March 31, 2007, the Company invested a total of $177.2 million, prior to closing credits, in three newly issued conduit transactions. The CMBS bonds are rated BBB- and below with loss-adjusted yields ranging from 6.0% to 10.1%.

6. REAL ESTATE LOANS

At March 31, 2008 and December 31, 2007, the Company’s real estate loans consisted of the following:

	As of March 31, 2008
Description	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Gain/(Loss)	Weighted Average Effective Interest Rate Based on Amortized Cost	Range of Initial Maturity Dates
Real estate loans, held for investment (1)
First mortgage loan participations	$47,077	$47,077	$45,893	$(1,184)	5.2%	February 2009
Mezzanine loans	227,923	227,700	214,665	(13,035)	5.8%	August 2008 - June 2009

	$275,000	$274,777	$260,558	$(14,219)	5.7%

Real estate loans, held for sale (2)
Whole mortgage loans	$110,000	$111,264	$91,508	$(19,756)	5.8%	December 2016 - January 2017
First mortgage loan participations	48,696	48,538	46,237	(2,301)	6.0%	February 2009 - June 2011
Mezzanine loans	75,119	71,641	51,463	(20,178)	9.1%	April 2008 - December 2016 (3)

	$233,815	$231,443	$189,208	$(42,235)	6.9%

(1)	Carrying value based on fair value in accordance with SFAS No. 157.
(2)	Carrying value based on lower of cost or fair value in accordance with SFAS No. 65 and SFAS No. 157.
(3)	As of March 31, 2008, the Company had a mezzanine loan with an unpaid principal balance of $3.2 million which was subsequently repaid in full during April 2008.

	As of December 31, 2007
Description	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Gain/(Loss)	Weighted Average Effective Interest Rate Based on Amortized Cost	Range of Initial Maturity Dates
Real estate loans, held for investment
First mortgage loan participations	$47,077	$47,077	$47,077	$—	7.3%	February 2009
Mezzanine loans	227,923	227,657	227,657	—	8.0%	August 2008 - June 2009

	$275,000	$274,734	$274,734	$—	7.9%

Real estate loans, held for sale
Whole mortgage loans	110,000	111,291	107,507	(3,784)	5.8%	December 2016 - January 2017
First mortgage loan participations	48,860	48,667	48,467	(200)	7.9%	February 2009 - June 2011
Mezzanine loans	79,089	75,507	65,625	(9,882)	8.5%	March 2008 - December 2016 (1)

	$237,949	$235,465	$221,599	$(13,866)	7.1%

(1)

As of December 31, 2007, the Company had a mezzanine loan with an unpaid principal balance of $7.2 million which was paid down to $3.2 million at March 31, 2008 and subsequently repaid in full during April 2008.

As of March 31, 2008 and December 31, 2007, real estate loans were directly or indirectly secured by properties of the types and at the locations identified below:

Location (1)	March 31, 2008	December 31, 2007
Real estate loans, held for investment
New York	17.9%	17.9%
Hawaii	15.0%	15.0%
California	12.4%	12.4%
Texas	7.6%	7.6%
Florida	6.5%	6.5%
Puerto Rico	6.4%	6.4%
Georgia	5.4%	5.4%
Other (3)	28.8%	28.8%

	100.0%	100.0%

Real estate loans, held for sale
New York	55.7%	54.7%
Florida	25.6%	26.8%
Other (3)	18.8%	18.5%

	100.0%	100.0%

Real estate loans, held for investment
Hospitality	60.4%	60.4%
Office	22.4%	22.4%
Multi-use	11.7%	11.7%
Retail	5.5%	5.5%
Multifamily	0.0%	0.0%
Healthcare	0.0%	0.0%

	100.0%	100.0%

Real estate loans, held for sale
Office	27.7%	27.2%
Retail	27.7%	27.2%
Multifamily (2)	26.9%	28.1%
Healthcare	12.2%	12.1%
Hospitality	5.5%	5.4%

	100.0%	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans.
(2)	Includes a real estate mezzanine loan collateralized by garden-style apartments that have been converted to for-sale condominiums with an outstanding loan balance of $3.2 million and $7.2 million at March 31, 2008 and December 31, 2007, respectively. This loan was repaid in full in April 2008.
(3)	No other individual state comprises more than 5.0% of the total as of March 31, 2008 and December 31, 2007.

As of March 31, 2008, the Company’s real estate loans were financed through CDOs and repurchase agreements as follows. For the real estate loans financed via repurchase agreements, total borrowings outstanding at March 31, 2008 and December 31, 2007 were $142.8 million and $165.8 million, respectively.

	As of March 31, 2008
Financing Source	Unpaid Principal Balance	Amortized Cost	Carrying Value	Weighted Average Interest Rate Based on Amortized Cost
Real estate loans held for sale (1)
Repurchase agreement	$230,594	$228,222	$185,987	6.7%
Unlevered (3)	3,221	3,221	3,221	21.0%

	$233,815	$231,443	$189,208	6.9%

Real estate loans held for investment (2)
CDO	$275,000	$274,777	$260,558	5.7%

	$275,000	$274,777	$260,558	5.7%

(1)	Carrying value based on lower of cost or fair value in accordance with SFAS No. 65 and SFAS No. 157.
(2)	Carrying value based on fair value in accordance with SFAS No. 157.
(3)	In April 2008, the remaining $3.2 million of this mezzanine loan was repaid in full.

	As of December 31, 2007
Financing Source	Unpaid Principal Balance	Amortized Cost	Carrying Value	Weighted Average Interest Rate Based on Amortized Cost
Real estate loans held for sale
Repurchase agreement	$230,758	$228,274	$214,408	6.6%
Unlevered	7,191	7,191	7,191	23.2%

	$237,949	$235,465	$221,599	7.1%

Real estate loans held for long-term investment
CDO	$275,000	$274,734	$274,734	7.9%

	$275,000	$274,734	$274,734	7.9%

The Company has classified seven real estate loans not financed by CDOs which were previously classified as held to maturity as held for sale effective December 31, 2007 and as of March 31, 2008 in order to provide a potential source of additional liquidity to the Company for general corporate purposes including debt repayment and acquisitions, among other items. As a result, these loans have been marked to the lower of cost or fair value, on an individual loan basis, resulting in an aggregated unrealized loss of $42.2 million, of which $28.4 million occurred during the three months ended March 31, 2008 and is reflected in the consolidated statement of operations for such period. Although the real estate loans held for sale were in an unrealized loss position at March 31, 2008, these loans were not considered impaired as all required payments are still expected to be received based on the loans contractual terms. These loans had a face amount of $233.8 million with an unamortized cost basis of $231.4 million, an estimated fair value of $189.2 million, and outstanding borrowings against such loans of $142.8 million as of March 31, 2008.

During the three months ended March 31, 2008, we made no investments in real estate loans.

During the three months ended March 31, 2007, the Company invested $167.8 million, net of $2.2 million in discounts, in three fixed rate real estate loans. The loans bear interest ranging from 5.8% to 6.4% and have maturity dates between December 2016 and January 2017. In addition, the Company invested $65.1 million in three floating rate real estate loans. The loans bear interest based on LIBOR plus a spread ranging from 1.75% to 3.25% and have maturity dates between February 2008 and June 2011.

During the three months ended March 31, 2008, the Company received repayments of $4.1 million related to outstanding principal balances on certain real estate loans.

During the three months ended March 31, 2007, the Company received repayments of $14.1 million related to outstanding principal balances on certain real estate loans.

7. REAL ESTATE ASSETS

On December 22, 2006, the Company acquired a portfolio of six net leased real estate assets for an aggregate purchase price of $38.8 million through a sale-leaseback transaction and on June 29, 2007, the Company acquired an additional six net leased real estate assets for an aggregate purchase price of $38.7 million, increasing its total cost basis to $77.5 million. On October 30, 2007 the Company sold a 50% interest in the entity that owns all twelve net leased real estate assets for $39.2 million. The sale resulted in no gain or loss to the Company. Subsequent to the sale of the 50% interest in the entity that owns the net leased real estate assets, the Company has accounted for its remaining interest in the venture using the equity method of accounting. At March 31, 2008 and December 31, 2007, the Company’s 50% share of the entity that owns the real estate assets including equity in earnings and distributions was $39.4 million and $39.6 million, respectively and is included in investments in unconsolidated joint ventures on the Company’s consolidated balance sheets. In April 2008, the Company sold its remaining 50% interest in the Joint Venture for $39.4 million which approximates cost basis and no longer has any investment in net leased real estate assets subsequent to the sale.

8. INVESTMENT IN U.S DEBT FUND

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

The US Debt Fund will pay to the Company and JER Fund IV a base management fee equal to 1.5% on drawn capital and up to 20% of the aggregate profits earned and distributed by the US Debt Fund (after limited partners receive distributions equal to their initial investment and a specified preferred rate of return thereon). The Company and JER Fund IV will divide the management and incentive fees on a 50%-50% basis. For the three months ended March 31, 2008, the Company recognized $0.1 million of management fees from the US Debt Fund.

The Company’s interest in the US Debt Fund is accounted for using the equity method of accounting and the assets and liabilities are not consolidated into the Company’s financial statements due to the Company’s determination that the Trust is not a VIE under FIN46(R). As of March 31, 2008 and December 31, 2007, the Company had invested $1.6 million and $1.2 million, respectively, into the US Debt Fund which is reflected in investments in unconsolidated joint ventures on the Company’s consolidated balance sheets. For the three months ended March 31, 2008, the Company recorded $(0.2) million of equity in earnings (losses) from the US Debt Fund.

9. NOTES PAYABLE, REPURCHASE AGREEMENTS AND JUNIOR SUBORDINATED DEBENTURES

Notes Payable

On October 17, 2006, the Company issued its second CDO through two wholly-owned subsidiaries of the Company, JER CRE CDO 2006-2, Limited and JER CRE CDO 2006-2, LLC (collectively “CDO II”). CDO II is secured by $1.2 billion par value of collateral interests consisting of CMBS, mezzanine loan interests, first mortgage loan interests, Re-REMIC securities, and real estate CDO securities. CDO II issued privately placed notes totaling $768.4 million rated AAA through BBB- (“CDO II Investment Grade Notes”). The Company purchased a portion of the CDO II Investment Grade Notes and retained all of the non-investment grade notes and preferred shares. $708.3 million of Investment Grade Notes were issued to third parties consisting of $47.0 million of fixed rate notes with a weighted average interest rate of 5.8% and $661.3 million of floating rate notes with a weighted average interest rate of LIBOR plus 62 basis points, excluding amortization of fees and expenses, over applicable LIBOR rates. The CDO II Investment Grade Notes have a remaining expected average maturity of 7.7 years as of March 31, 2008. CDO II included a ramp facility of approximately $230.9 million dedicated to finance additional collateral interests, as well as a replenishment collateral pool of up to $275.0 million that will allow replenishment of proceeds of real estate loans that are paid off within five years from the closing of the transaction, subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture. The Company incurred $10.5 million of debt issuance costs. During the year ended December 31, 2007, the Company contributed CMBS of $61.2 million and mortgage loan interests of $90.3 million as collateral to CDO II and received $69.4 million of mezzanine loan repayments on CDO II collateral. During the three months ended March 31, 2008, the Company did not contribute any collateral interest to CDO II and received no mezzanine loan repayments on CDO II collateral. As of March 31, 2008, the available replenishment pool balance was $1.1 million, which is reflected in restricted cash on our consolidated balance sheets.

In November 2005, the Company issued its first CDO through two wholly-owned subsidiaries of the Company, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC (collectively “CDO I”). CDO I is secured by a static pool of $418.7 million par value of fixed rate subordinate CMBS. CDO I issued privately placed notes totaling $275.6 million rated AAA through BBB- (“CDO I Investment Grade Notes”). The Company retained a portion of the BBB- rated notes, all of the non-investment grade notes and all of the preferred shares. Two of the CDO I Investment Grade Notes, totaling $119.2 million, were issued with floating rate coupons with a weighted average interest rate of LIBOR plus 39 basis points, excluding amortization of fees and expenses. The remaining CDO I Investment Grade Notes totaling $147.0 million, net of the portion retained by the Company, were issued with fixed rate coupons with a weighted average interest rate of 6.0%, excluding amortization of fees and expenses. The Investment Grade Notes have a remaining expected average maturity of 7.4 years as of March 31, 2008. The Company incurred $4.3 million of debt issuance costs.

The terms of both CDOs issued by the Company include coverage tests, including over-collateralization and interest coverage tests, used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral debt securities and other assets may be used to pay principal of and interest on the non-investment grade notes in the applicable CDO. In the event the coverage tests are not satisfied, interest and principal that would otherwise be payable on the non-investment grade notes may be re-directed to pay principal on the investment grade notes. Therefore, failure to satisfy the coverage tests could adversely affect cash flows received by the Company from the CDOs and thereby the Company’s liquidity and operating results. As of March 31, 2008, none of the collateral debt securities or other assets in the applicable CDOs is in a condition that would cause expedited amortization to the investment grade notes of the respective CDO.

The Company has accounted for the CDO I and CDO II transactions as financings due to certain permitted activities of CDO trusts that are not consistent with activities of a QSPE permitted under SFAS No. 140, such as having the ability to sell impaired securities and acquire replenishment securities with the proceeds at the discretion of the collateral administrator. Accordingly, the assets transferred to the respective CDO trusts are reflected in the Company’s balance sheets and notes issued to third parties are reflected as notes payable in the accompanying consolidated financial statements. In adopting FAS 159 the Company has elected to carry its CDO notes payable at fair value in the accompanying consolidated financial statements. The total fair value of CDO I and CDO II at March 31, 2008 and January 1, 2008 were $439.5 million and $706.2 million, respectively. However, the Company currently projects that these liabilities will be settled at their face amount of, $974.6 million, based upon expected proceeds from underlying collateral. The resulting change in fair value is reflected in current period earnings. Unamortized debt issuance costs of $13.0 million for CDO I and CDO II were included as a component of deferred financing fees on the consolidated balance sheet at December 31, 2007, however with the adoption of SFAS No. 159, the Company wrote off the $13 million as part of the SFAS No. 159 cumulative transition adjustment on January 1, 2008.

Repurchase Agreements

In August 2007 and as subsequently amended in September 2007 and March 2008, the Company and a wholly owned subsidiary, respectively, entered into a repurchase agreement with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”). This repurchase agreement provides financing up to $250.0 million to be secured by rated and unrated CMBS and various types of real estate loans and is scheduled to terminate on August 22, 2008. This repurchase agreement provides for a series of extension options subject to approval by both parties that could extend its term through August 24, 2010. This repurchase agreement is limited recourse (25% of the outstanding balance) to the Company. As of March 31, 2008, $35.3 million was outstanding under the repurchase agreement at a weighted average borrowing rate of 4.0%, and CMBS investments with an estimated fair value of $63.3 million were pledged as collateral under this repurchase agreement.

In March 2007, the Company and a wholly-owned subsidiary, respectively, entered into a repurchase agreement with Liquid Funding, an affiliate of Bear Stearns & Co. Inc. which was subsequently amended in June 2007, with an available borrowing capacity of $150.0 million (the “Liquid Funding Facility”). In connection with the June 2007 amendments, the Company entered into a guaranty agreement with Liquid Funding. In March 2008, The Liquid Funding Facility was replaced by a new repurchase agreement with Bear Stearns (the “Bear Stearns Facility”) that provides available borrowing capacity of $25.0 million and matures in September 2008. In connection with this new facility, CMBS with outstanding borrowings of $22.2 million were transferred to the JPMorgan Facility. At March 31, 2008, $18.0 million was outstanding under the Bear Stearns Facility at a weighted average borrowing rate of 4.2% and CMBS investments with an estimated fair value of $35.3 million were pledged as collateral.

In September 2006, a wholly owned subsidiary of the Company entered into a repurchase agreement with Goldman Sachs Mortgage Company (“Goldman Sachs Facility”), which was subsequently amended in September 2007 and March 2008. The repurchase agreement provides financing of up to $150.0 million secured by various types of real estate loans is scheduled to terminate at July 1, 2008. The facility has five remaining three-month extension options which can extend the facility to October 1, 2009. If the Company decides to exercise an extension option, it will be required to pay a fee on each extension. As part of the March 2008 amendment, the Company exercised the first extension option, paid an extension fee and paid down the facility by $11.9 million in April 2008. The facility allowed the Company to borrow against eligible loan collateral and is fully recourse to the Company. At March 31, 2008, there was $142.8 million outstanding under the repurchase agreement at a weighted average borrowing rate of 4.5% and real estate loans with a cost basis of $228.2 million and a carrying value of $186.0 million were pledged as collateral under this repurchase agreement.

Each of the repurchase agreement facilities is subject to margin calls based upon fair market value determinations of the underlying collateral. During the three months ended March 31, 2008, such margin calls totaled $65.8 million, with $5.8 million related to the JPMorgan facility, $37.1 million related to the Liquid Funding (Bear Stearns) facility and $22.9 million related to the Goldman Sachs facility. The Goldman Sachs and JPMorgan facilities each have covenants related to (i) minimum tangible net worth, (ii) maximum leverage and (iii) minimum liquidity.

The Company has considered an interpretation of GAAP relating to the treatment of transactions where investments acquired by the Company from a particular counterparty are simultaneously or subsequently financed via a repurchase agreement with that same counterparty or an affiliate thereof. The Company has recorded such transactions as a sale of the investment to us and such related debt provided to the Company as a financing. An alternative interpretation of GAAP, however, concerns whether such investments should be treated as a derivative. Over the past two years, the Company has made several investments that may be affected by such alternative interpretation. During the year ended December 31, 2007, the Company acquired $39.9 million of subordinate CMBS and financed $25.3 million of the purchase via an existing repurchase agreement with the seller. In the year ended December 31, 2007, the Company acquired a first mortgage loan participation investment from a counterparty for $35.0 million and concurrent with closing, the same counterparty provided financing of $29.8 million via an existing repurchase agreement. In the three months ended June 30, 2006, the Company acquired four mezzanine loans from a counterparty and subsequently financed these same four mezzanine loans through an existing repurchase agreement with the seller. The repurchase agreement provided by the counterparty was fully repaid in October 2006 in connection with CDO II. As of March 31, 2008, $28.7 million of borrowings were outstanding with these counterparties related to a cost basis of the two related investments of $39.9 million, each of which are carried on the consolidated balance sheet at the estimated fair value of approximately $39.0 million. As a result, the alternative accounting treatment would reduce total assets and liabilities by $28.7 million and reported net income for the three months ended March 31, 2008 increased by $8.5 million and for the year ended December 31, 2007 decreased by $9.4 million. Future adoption of FSP 140-3 may require the Company to adjust the accounting for the assets in which the Company has invested.

Junior Subordinated Debentures

In April 2007, the Company issued $60.0 million of trust preferred securities through its unconsolidated subsidiary, JERIT TS Statutory Trust I (“the Trust”), in a private transaction exempt from registration under the Securities Act of 1933, as amended. Concurrently, the Company issued $61.9 million in junior subordinated debentures to the Trust and made a $1.9 million common equity investment in the Trust. The trust preferred securities have a 30-year term ending April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. The assets of the Trust consist solely of the $61.9 million of junior subordinated notes concurrently issued by us, with terms that mirror the trust preferred securities. The Company incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the junior subordinated debentures. Unamortized debt issuance costs of $1.0 million and $1.0 million are included as a component of deferred financing fees on the consolidated balance sheet at March 31, 2008 and December 31, 2007, respectively.

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

If the Company defaults in the payment of interest or principal on any debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, lenders may accelerate the maturity of such debt, requiring the Company to immediately repay all outstanding principal. If the Company is unable to make such payments, our lender could force us to sell our securities or foreclose on our assets pledged as collateral to such lender. The lender could also force the Company into bankruptcy or bring other legal action against the Company. Any of these events would likely have a material adverse effect on the value of an investment in the Company’s common stock. At March 31, 2008, the Company was in compliance with all covenants and requirements under its repurchase agreements, collateralized debt obligations, and junior subordinated debentures.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company presents its financial instruments at estimated fair value in the accompanying consolidated financial statements in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” by applying the fair value principles of SFAS No. 157.

The Company has estimated that the fair value of its junior subordinated debentures with an aggregate principal balance of $61.9 million approximates $29.9 million at March 31, 2008. The fair value estimates for the junior subordinated debentures represent management’s best estimates of these values, based on management’s judgment as well as consideration of input from other market sources but do not necessarily reflect the prices that would be realized in an actual transaction involving such debentures.

11. DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents our pay-fixed interest rate swaps as of March 31, 2008 and December 31, 2007, respectively:

Trade Date	Effective Date	Initial Notional Balance	Notional Balance at March 31, 2008	Ending Notional Balance	Fair Value at March 31, 2008 (4)	Fair Value at December 31, 2007	Termination Date	Pay-Fixed Interest Rate
October 2005	November 2005 (1)	$109,977	$109,977	$5,697	$(9,251)	$(4,106)	June 2015	4.9%
September 2006	October 2006 (2)	386,324	340,047	219,929	(27,076)	(12,860)	August 2016	5.1%
September 2006	October 2009 (2)	—	—	80,071	(667)	(1,056)	August 2016	5.2%
February 2007	October 2007 (2)	—	46,277	86,324	(4,829)	(3,719)	October 2014	5.1%
January 2007	November 2007 (3)	100,000	100,000	100,000	(7,214)	(6,185)	December 2016	5.3%
February 2007	November 2007 (3)	45,000	45,000	45,000	(3,861)	(2,079)	September 2016	5.0%
February 2007	November 2007 (3)	26,000	26,000	26,000	(2,287)	(1,244)	February 2017	5.1%
March 2007	November 2007 (3)	40,000	40,000	40,000	(2,182)	(1,631)	January 2017	5.0%

		$707,301	$707,301	$603,021	$(57,367)	$(32,881)

(1)

Swap related to our CDO I financing and is reflected at fair value with the change in value subsequent to December 31, 2007 recorded in other gains (losses) on the consolidated statement of operations due to our election to account for this swap using the FVO effective January 1,2008.

(2)

Swaps related to our CDO II financing and is reflected at fair value with the change in value subsequent to December 31, 2007 recorded in other gains (losses) on the consolidated statement of operations due to our election to account for these swaps using the FVO effective January 1, 2008.

(3)

Swaps related to our current and future anticipated financings were intended to hedge future long-term floating rate debt and is not considered probable as of March 31, 2008 and as a result, the fair value at March 31, 2008 of $(15.5) million has been recorded in other gains (losses) in the consolidated statement of operations during the three months ended March 31, 2008.

(4)

The settlement amount of our interest rate swap liabilities was $(67.2) million as of March 31, 2008. This liability is partially offset by a $9.8 million credit valuation adjustment driven by the SFAS No. 157 requirement to incorporate a valuation adjustment for the difference between our and our counter party's credit rating to arrive at fair value.

As of March 31, 2008 and December 31, 2007, $(21.2) and $(32.5) million, respectively, is reflected in accumulated other comprehensive income (loss) in the consolidated balance sheets representing the fair value of the effective portions of the Company’s outstanding cash flow hedges, which are further discussed below.

In connection with the adoption of SFAS No. 159 on January 1, 2008, the Company discontinued hedge accounting for its swaps related to its CDO I and II financings, representing $496.3 million of notional balance as of March 31, 2008. The changes in the fair market value of these cash flow hedges from January 1, 2008 have been reflected in other gains (losses) in the consolidated statements of operations. The $21.7 million of fair value related to these swaps reflected in accumulated other comprehensive income as of December 31, 2007 will be amortized into the consolidated statement of operations over the remaining life of the cash flow hedge and the hedged item, and $0.6 million was recognized as an expense in other gains (losses) during the three months ended March 31, 2008.

Between January 2007 and March 2007, the Company entered into a total of four forward-starting interest rate swaps to mitigate the risk of change in the interest-related cash outflows on existing and forecasted issuance of debt. Under these swaps, the Company agreed to pay the counterparties a weighted average fixed interest rate of 5.2% per annum in exchange for floating rate payments on the total notional amount of $211.0 million. During the first quarter of 2008, the Company determined that four swaps, aggregating $211.0 million in notional balance, intended to hedge anticipated future and current floating rate financings were no longer effective as such future long-term financings not considered probable at this time due to continued market disruptions. As a result, the Company recorded a charge of $15.6 million and reflected the change in market value of this cash flow hedge in unrealized loss on non-CDO interest rate swap agreements in the consolidated statement of operations. The Company recorded this charge as a result of uncertainty related to the Company’s ability to obtain future long-term match funded financing due to continued market disruptions as well as the potential for sales of certain real estate loans held for sale which would ideally be financed by such borrowings. As of March 31, 2008 the combined fair value of the four interest rate swaps was $(15.5) million.

In connection with the pricing of CDO II in September 2006, the Company, through JER CRE CDO 2006-2, Limited, a wholly-owned subsidiary, entered into an amortizing interest rate swap with an initial notional balance of approximately $386.3 million, which declines to approximately $219.9 million. This interest rate swap, which matures in August 2016, is expected to hedge the interest rate risk exposure on amortizing principal amounts of floating-rate Investment Grade Notes issued by the Company upon the closing of CDO II and a portion of the Company’s other anticipated or existing indebtedness. In September 2006 and February 2007, in connection with CDO II and other anticipated or existing indebtedness, the Company also entered into two accreting interest rate swaps. The first swap has an initial notional balance of zero increasing to approximately $33.8 million in October 2009 and increasing thereafter to approximately $80.1 million. The second swap has an initial notional balance of zero increasing to approximately $46.3 million in October 2007 and increasing thereafter to approximately $86.3 million. Pursuant to adopting SFAS No. 159, the Company elected the fair value option for the debt being hedged by these swaps and as a result, these swaps no longer qualify for hedge accounting under SFAS No. 133 and the changes in fair value from December 31, 2007 forward are recorded as a component of unrealized gain (loss) on CDO related financial liabilities in the consolidated statement of operations. At December 31, 2007, the fair value of these swaps was $(17.6) million. This amount will be amortized into earnings over the remaining life of the swap as the swap no longer qualifies for hedge accounting due to the election of the fair value option for debt associated with this derivative. Based on the terms of the swaps, the Company has agreed to pay the counterparties a weighted average fixed interest rate of 5.1% per annum in exchange for floating payments tied to USD-LIBOR on the applicable notional amount. As of March 31, 2008 and December 31, 2007, the combined fair value of the three interest rate swaps was $(32.6) million and $(17.6) million, respectively, which is recorded in interest rate swap liabilities on the consolidated balance sheets. Of the existing balance in accumulated other comprehensive income (loss) related to this interest rate swap, the Company estimates that approximately $1.9 million will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense in the next twelve months.

In connection with the pricing of CDO I in October 2005, through JER CRE CDO 2005-1, Limited, the Company entered into an amortizing interest rate swap with an initial notional balance of approximately $110.0 million. The amortizing interest rate swap hedges the interest rate risk exposure on an amortizing principal amount of the floating-rate Investment Grade Notes issued by the Company. This swap is designated as a cash flow hedge and is expected to be effective in hedging the risk of changes in interest cash outflows attributable to changes in the applicable USD-LIBOR swap rate over the term of the hedging relationship. Under the swap, the Company has agreed to pay the counterparty a fixed interest rate of 4.9% per annum in exchange for floating payments on the applicable notional amount. As of March 31, 2008 and December 31, 2007, the fair value of the amortizing interest rate swap related to CDO I was $(9.3) million and $(4.1) million, respectively, which is recorded in interest rate swap liabilities on the consolidated balance sheets. Pursuant to adopting SFAS No. 159, the Company elected the fair value option for the debt being hedged by these swaps, and as a result, these swaps no longer qualify for hedge accounting under SFAS No. 133 and the changes in fair value from December 31, 2007 forward are recorded as a component of unrealized gains (losses), net, on CDO related financial assets and liabilities in the consolidated statement of operations. At December 31, 2007, the fair value of this swap was $(4.1) million and was classified within accumulated in OCI when these swaps qualified for hedge accounting. This amount will be amortized into earnings over the remaining life of the swap as the swap no longer qualifies for hedge accounting due to the election of the fair value option for this derivative. Of the existing balance in accumulated other comprehensive income (loss) related to this interest rate swap, the Company estimates that approximately $0.5 million will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense in the next twelve months.

In June and August 2006, the Company entered into a total of four forward-starting interest rate swaps to mitigate the risk of changes in the interest-related cash outflows on existing and forecasted issuance of debt. Under these swaps, the Company agreed to pay the counterparties a weighted average fixed interest rate of 5.4% per annum in exchange for floating payments on the total notional amount of $177.0 million. In connection with the pricing of CDO II in September 2006 and other anticipated or existing indebtedness, the Company effectively terminated or assigned for value these four outstanding interest rate swaps. The net costs from termination of $6.1 million were recorded in accumulated other comprehensive income and are being amortized from accumulated other comprehensive income (loss) as an increase to interest expense over the life of CDO II based on the effective yield method. For the three months ended March 31, 2008 and 2007, $0.1 million, respectively, was amortized from accumulated other comprehensive income (loss) as an increase to interest expense. Of the existing balance in accumulated other comprehensive income (loss) related to this interest rate swap, the Company estimates that approximately $0.6 million will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense in the next twelve months.

In connection with the pricing of CDO I in October 2005, the Company effectively terminated or assigned for value $201.0 million notional amount of interest rate swaps outstanding. The net proceeds from termination of $0.6 million were recorded in accumulated other comprehensive income (loss) and are being amortized from accumulated other comprehensive income (loss) as a decrease to interest expense over the life of CDO I based on the effective yield method. For the three months ended March 31, 2008 and 2007, $12 and $11, respectively, has been amortized from accumulated other comprehensive income (loss) as a reduction to interest expense. Of the existing balance in accumulated other comprehensive income (loss) related to this interest rate swap, the Company estimates that approximately $0.1 million will be reclassified from accumulated other comprehensive income (loss) as an decrease to interest expense in the next twelve months.

The Company’s derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by limiting its counterparties to major financial institutions with acceptable credit ratings. All counterparties currently have Standard and Poor’s equivalent credit ratings ranging from AA- to AA. Additionally, the potential risk of loss with any one party resulting from this type of credit risk is monitored.

12. DIFFERENCES BETWEEN FINANCIAL STATEMENTS NET INCOME AND TAXABLE INCOME

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

Income on CMBS investments is computed for GAAP purposes based upon a yield, which assumes credit losses will occur (See Note 3—Revenue Recognition for further discussion). The yield to compute the Company’s taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. Furthermore, due diligence expenses incurred related to the acquisition of CMBS and loan investments not originated are required to be expensed as incurred for GAAP purposes but are included as a component of the cost basis of the asset and amortized for tax purposes. In addition, straight line rental income recognized for GAAP purposes is not recognized for tax purposes as taxable income is generally based on contractual rental income. Primarily as a result of these differences, the net difference between the GAAP and tax basis of the underlying CMBS investments was approximately $553.2 million and $50.6 million at March 31, 2008 and December 31, 2007, respectively, with tax basis being greater than GAAP basis. The difference between the tax bases and GAAP bases related to real estate loans, derivatives, due diligence expenses and lease income was in the aggregate $(1.0) million and $2.3 million at March 31, 2008 and December 31, 2007, respectively, with GAAP basis being greater (less) than tax basis.

13. COMMON STOCK

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

In connection with the 144A Offering, the Company issued 335,000 shares to its Manager pursuant to its Nonqualified Option and Incentive Award Plan. In addition, as of March 31, 2008, the Company has granted an aggregate of 40,000 shares of restricted stock to its independent directors, granted 137,000 shares of restricted stock to certain officers and employees of an affiliate of its Manager (although 3,000 of such shares have been forfeited to date) and 60,000 shares of restricted stock to Mark Weiss, its President, as further discussed in Note 14.

At each of March 31, 2008 and December 31, 2007, the Company had issued and outstanding common shares of 25,901,035.

14. RELATED PARTY TRANSACTIONS

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

In addition, the Manager is entitled to receive a quarterly incentive fee in an amount, not less than zero, equal to the product of (i) 25% of the dollar amount by which (a) funds from operations (as defined in the Management Agreement) of the Company for such quarter per share of Common Stock (based on the weighted average number of shares outstanding for such quarter) exceeds (b) an amount equal to (A) the weighted average of the price per share of Common Stock in the 144A Offering, and the prices per share of Common Stock in any subsequent offerings by the Company multiplied by (B) the greater of (1) 2.25% and (2)0.875% plus one fourth of the ten-year U.S. treasury rate for such quarter, multiplied by (ii) the weighted average number of shares of Common Stock outstanding during such quarter. Funds From Operations, (“FFO”), as defined in the Management Agreement, is net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, gains (or losses) from sales of property and unrealized depreciation and/or appreciation, effective January 1, 2008, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The following table summarizes management fees incurred by the Company for the three months ended March 31, 2008 and 2007, respectively:

	For the Quarter Ended March 31,		Increase (decrease)
	2008	2007
Base management fees	$1,827	$1,855	$(28)
Incentive fees	—	152	(152)

Total management fees	$1,827	$2,007	$(180)

At March 31, 2008 and December 31, 2007, $0.6 million and $1.2 million, respectively, related to unpaid base management fees are included in due to affiliate in the accompanying consolidated balance sheets. In addition, there was no unpaid incentive fee as of March 31, 2008 and December 31, 2007.

The Management Agreement also provides that the Company is required to reimburse the Manager for certain expenses incurred by the Manager on the Company’s behalf, including the Company’s pro rata share of overhead expenses of the Manager required for the Company’s operations. In November 2006, effective retroactively to January 1, 2006, the independent members of the Board of Directors approved an amendment to the Management Agreement to provide that 2007 and in each calendar year thereafter, subject to approval by the independent members of the Board of Directors, the allocable overhead reimbursement will be $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index (“CPI”) for the applicable year over the CPI for the calendar year 2006. For the three months ended March 31, 2008 and 2007, overhead reimbursements were approximately $0.1 million, respectively. The Manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on the Company’s behalf. If such services are provided by the Manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants or other third parties on an arm’s length basis. In accordance with the provisions of the Management Agreement, the Company recorded reimbursements for other services provided by the Manager of $21 and $17 in the three months ended March 31, 2008 and 2007, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations. At March 31, 2008 and December 31, 2007, $0.1 million and $30, respectively, of expenses to be reimbursed were unpaid and included in due to affiliate in the accompanying consolidated balance sheets.

The Manager is responsible for all costs, except as otherwise noted, incidental to the performance of its duties under the Management Agreement, including employment compensation (other than awards made by us under the equity incentive plan) of J.E. Robert Company, an affiliated entity, personnel who perform services for us pursuant to the Management Agreement.

Each CMBS securitization requires that a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. Because the Manager does not have special servicer status, it appoints J.E. Robert Company or another entity that has special servicer status, as the special servicer whenever the Company acquires a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company earned $1.3 million and $1.1 million in fees as special servicer during the three months ended March 31, 2008 and 2007, respectively. All fees due to J.E. Robert Company as special servicer are paid either by the applicable securitization vehicles or the borrower and not directly by the Company and such fees are consistent with traditional, well established market standards and are set as part of the arms-length negotiations to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company may reduce the amounts available to pay us pursuant to the terms of the applicable CMBS trusts.

In connection with CDO II (See Note 9—Loans, Notes Payable, Repurchase Agreements and Junior Subordinated Debentures), a wholly owned subsidiary of the Company entered into a Collateral Administration Agreement with J.E. Robert Company (the “Collateral Administrator”), pursuant to which the Collateral Administrator has agreed to advise the wholly owned subsidiary of the Company on certain matters regarding the collateral interests and other eligible investments securing the notes. The Collateral Administrator will receive two fees payable on a monthly basis, with the first fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the second fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture, each fee payable with different priorities as set forth in the applicable indenture. During the three months ended March 31, 2008 and 2007, $0.4 million and $0.3 million, respectively, of collateral administration fees are reflected in general and administrative expenses in the accompanying consolidated statements of operations. At March 31, 2008 and December 31, 2007, $29 and $25, respectively, of unpaid collateral administration fees were unpaid and included in due to affiliate in the accompanying consolidated balance sheets. These collateral administration fee schedules within the collateral administration agreement were approved by the independent members of the Company’s Board of Directors.

During the year ended December 31, 2007, the Company invested in a first mortgage loan participation with a cost basis of $30.0 million and two mezzanine loan participations with a cost basis of $49.4 million where an affiliate of the Manager held a controlling equity interest in the borrower. During the year ended December 31, 2006, we invested in mezzanine loans totaling $65.0 million where an affiliate of the Manager held a controlling equity interest in the borrower. The acquisition of these loans to affiliated borrowers was approved by the independent members of the Company’s Board of Directors as required by our investment guidelines. During the three months ended March 31, 2008, we received repayments on loans to affiliated borrowers aggregating $0.2 million. At March 31, 2008, loans to affiliated entities had an unamortized cost basis of $122.6 million and an unpaid principal balance of $123.2 million and a carrying value of $114.7 million.

During the year ended December 31, 2005, the Company originated mezzanine loans with an affiliate of the Manager totaling $63.4 million. The ownership was allocated equally between the Company and the affiliated entity, with the Company’s share of the initial loans equal to $31.7 million. At March 31, 2008, there was $3.2 million outstanding related to these loans and these loans were repaid in full in April 2008.

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

15. STOCK OPTION AND INCENTIVE AWARD PLAN

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

In accordance with the Plan, a total of 345,000 shares of Common Stock were issued to the Manager and the independent directors in 2004. As consideration for the Manager’s role in raising capital for the Company, the Manager was granted an award of 335,000 shares of stock upon the closing of the 144A Offering. As discussed below under “Registration Rights Agreement,” one-half of the shares granted to the Manager are subject to a risk of forfeiture. Additionally, each independent director was granted 2,000 shares of restricted stock upon the date of the first board meeting of the Board of Directors attended by the independent director. Each independent director receives an additional 2,000 shares of restricted stock annually pursuant to the Plan. One-half of the shares granted to the independent directors vest immediately and the remaining one-half vest one year from the date of grant, subject to the grantee’s continued service as a member of the Board of Directors of the Company. As of March 31, 2008, 40,000 shares of restricted stock had been granted to the independent directors.

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

In April 2007, certain officers of the Company and employees of an affiliate of the Manager were awarded 124,500 restricted shares of common stock subject, in each case, to vesting over three years. 50% of these shares vest ratably over three years, subject to continued employment with affiliates of our Manager. The remaining 50% of these shares vest subject to continued employment with affiliates of our Manager and graded vesting commencing in March 2008 based on achievement of certain market conditions. As of March 31, 2008, 3,000 of these restricted shares had been forfeited.

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

A reconciliation of unvested restricted stock awards to directors and employees of an affiliate of the Manager at March 31, 2008 is as follows:

	Directors	Non-Employees
Unvested shares at January 1, 2008	5,000	188,000
Granted	—	—
Vested	—	(24,416)
Forfeiture	—	—

Unvested Shares at March 31, 2008	5,000	163,584

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

The fair value of restricted share awards that contain market conditions is determined using a stochastic model employing a Monte Carlo method as of each measurement date. This model evaluates the awards for changing stock prices over the term of vesting and uses random simulations that are based on past stock characteristics as well as income growth and other factors. The following are the average assumptions used to value awards as of March 31, 2008:

	2007 Awards	2006 Awards
Dividend growth rate	0%	0%
Expected volatility	35.0%	35.0%
Risk-free interest rate	1.6%	1.9%
Expected life (from grant date)	2.7-3.0 years	3.9-5.0 years
Price of underlying stock at measurement date	$8.48	$8.48
Base share price	$8.28	$15.49

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

At each measurement date, the fair value of stock options is determined using the Black-Scholes option pricing model for options with service or performance conditions only. For options with market conditions, a discount is taken from such fair value based on the probability of achievement of the market condition, which is determined using a Monte Carlo method simulation similar to those described above for the restricted share awards. The following assumptions were used in determining the fair value of the May 2006 option grants as of March 31, 2008:

Exercise price	$17.75
Dividend yield	12.0%
Risk-free interest rate	2.51%-3.17%
Expected stock price volatility	35.0%
Expected remaining life	4.0-5.7 years

The expected volatility was based upon the historical volatility of our daily share closing prices. The risk-free interest rate used was based on a yield curve derived from U.S. Treasury zero-coupon bonds on the date of grant with a maturity equal to the market condition performance periods. The expected life used was calculated using the simplified method in SAB 107.

Share-based payment compensation expense of $48 and $0.1 million was recognized during the three months ended March 31, 2008 and 2007, respectively, and is included as part of general and administrative expenses in the consolidated statement of operations. As of March 31, 2008, unrecognized compensation expense related to nonvested awards was $0.6 million to vest over the next 3.3 years. The total fair value of restricted shares and stock options vested during the three months ended March 31, 2008 was $0.2 million.

Summary information about the Company’s stock options outstanding at March 31, 2008 is as follows:

	Options Outstanding	Weighted-Average Exercise Price	Average Remaining Contractual Term (Years)
Outstanding at January 1, 2008	150,000	$—	—
Granted	—	$17.75	8.2
Exercised	—	$—	—
Expired or forfeited	—	$—	—

Outstanding at March 31, 2008	150,000	$17.75	8.2

Options exercisable at March 31, 2008	15,000

16. SUBSEQUENT EVENTS

Real Estate Loan Repayments

Subsequent to March 31, 2008 and through May 9, 2008, the Company received $3.3 million of aggregate repayments on real estate loans.

Financing

On April 2, 2008, the Company sold its remaining 50% interest in the joint venture which owns twelve net leased real estate assets for $39.4 million which, approximates cost, and post sale no longer has any investment in net leased real estate assets.

Other

On May 6, 2008, the Company paid dividends of $7.7 million, or $0.30 per share of common stock, to shareholders of record on May 1, 2008.

In April 2008, Fitch Ratings announced a downgrade to the ratings of various bonds within CDO II. However, at May 9, 2008, our investments that serve as collateral for CDO II generally continue to perform consistently with original underwriting.

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

Trends

During the second half of 2007 and the first quarter of 2008, severe credit and liquidity issues in the subprime residential lending and single family housing sectors negatively impacted the asset-backed and corporate fixed income markets, as well as the equity securities of financial institutions, homebuilders and real estate companies. As the severity of residential sector issues increased, nearly all securities markets experienced decreased liquidity and greater risk premiums as concerns about the outlook for the U.S. and world economic growth increased. These concerns continue and risk premiums in many capital markets remain at or near all-time highs with liquidity extremely low compared to historical standards or virtually non-existent. As a result, most commercial real estate finance and financial services industry participants, including us, have reduced new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, we are focused on actively managing credit risk and maintaining liquidity.

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

CMBS Issuance and Valuation: While we expect that supply will vary from quarter to quarter, we expect the securitization market over the long-term to generally remain a key source of real estate lending capacity and liquidity. We believe the total issuance for CMBS, inclusive of non-investment grade securities, will be significantly less in 2008 than in recent years. In fact, in 2008 through March 31, 2008, only four CMBS transactions totaling $5.9 billion were priced. This compares to total first quarter 2007 issuances of approximately $79.4 billion. This is a direct result of the dramatic slowdown in the pace of lending by CMBS originators.

The slow down in originations has also resulted in a substantial reduction of new opportunities in the mezzanine, B-note mortgage loan, bridge loan, preferred equity and non-investment CMBS markets. As originations at traditional high leverage lenders decline and there is a reduction in the volume of real estate transactions generally, new investment opportunities in this sector have been reduced accordingly. We believe market supply will not increase significantly until stability in the real estate lending market returns.

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

During this period, we have seen a significant widening of credit spreads in both the subordinate CMBS market which includes bonds rated BB+ through NR classes, and in the investment grade tranches of BBB- and above. For example, the credit spread over applicable swap rates for typical BBB- CMBS new-issue bonds was estimated to exceed 1800 basis points as of March 31, 2008 compared to in excess of 900 basis points as of December 31, 2007 and approximately 95 basis points as of December 31, 2006. Additionally, we have seen widening of credit spreads on real estate loans, including B-Notes, mezzanine loans and whole loans. Given the current volatility in the capital markets, we cannot predict changes in the market value of collateral and potential margin call requirements, if any, under our repurchase agreement facilities.

Primarily as a result of such spread widening, we have had margin calls on our repurchase agreement facilities based upon fair market value determinations of the underlying collateral. During the three months ended March 31, 2008, such margin calls totaled $65.8 million, and there have been $17.4 million of margin calls subsequent to March 31, 2008 through May 9, 2008.

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

Rising Interest Rate and Financing Environment: We believe that interest rates are likely to increase over the long term and there are likely to be periods of significant fluctuation in interest rates. With respect to our existing and future floating rate investments, we believe such interest rate increases should result in increases in our net interest income. Similarly, we believe such an increase in interest rates should generally result in an increase in our net interest income on future fixed interest rate investments made by us. Conversely, in periods of rising interest rates, existing investments may be exposed to more credit risk due to potentially higher capitalization rates resulting in a possible decline in collateral property values potentially decreasing the proceeds from refinancing as well as the impact of higher debt service requirements for floating rate loans. Further, in periods of rising interest rates, prepayments on mortgage loans generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. With respect to our existing fixed rate investments, we believe our strategy of financing such assets through match-funded collateralized debt obligations (“CDOs”), combined with utilizing interest rate swaps prior to the execution of a CDO, allows us to mitigate potential reductions in net interest income. Nevertheless, depending upon market conditions, we may not be able to successfully match fund liabilities associated with our investments. Most recently, we have seen a significant widening of borrowing spreads and dramatic decreases in available leverage in the commercial real estate market and the related commercial real estate commercial debt obligations (“CRE CDOs”) market such that the CMBS and CDO markets are effectively closed for new issuances. The current state of the CMBS and CRE CDO markets could have a negative impact on our leveraged returns and our ability to successfully match fund liabilities associated with our investments.

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

During 2007, we granted 137,000 shares of restricted stock to certain officers and employees of an affiliate of our manager, of which 3,000 shares have been forfeited. In May 2006, we granted Mark Weiss, our president, 60,000 shares of restricted stock and 150,000 stock options on our common stock. As of March 31, 2008, we had a total of 25,901,035 shares of common stock issued and outstanding. As of March 31, 2008, we had granted an aggregate of 40,000 shares of restricted stock to our independent directors.

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

We have analyzed the governing pooling and servicing agreements for each of our subordinated class CMBS investments and believe the terms are consistent with industry standards and the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria under SFAS No. 140. Future guidance from the standard setters may require us to consolidate CMBS trusts in which we have invested. In April 2008, the FASB voted to issue an exposure draft in the near future which may propose significant changes to SFAS No. 140. We will closely monitor any developments in this area and assess the impact on any such amendments to our financial statements.

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

The table below details information about our CMBS investments, including the purchase date, the face amount of the total CMBS issuance, the original face amount of our CMBS investments, and the amortized cost of our CMBS investments as of March 31, 2008 and December 31, 2007:

	Investment Date	Total Face Amount of CMBS Issuance	Original Face Amount of Investment	Amortized Cost(1) as of
CMBS Trust				March 31, 2008	December 31, 2007
MACH One 2004-1	July 2004	$643,261	$50,637	$12,843	$19,672
CSFB 1998-C1	August 2004	2,482,942	12,500	9,051	9,565
CSFB 2004-C4	November 2004	1,138,077	52,976	11,763	22,575
MLMT 2004-BPC1	November 2004	1,242,650	76,986	14,925	26,174
JPMCC 2004-C3	December 2004	1,517,410	81,561	20,095	35,800
JPMCC 2005-CIBC11	March 2005	1,800,969	70,035	17,327	33,761
BACM 2005	April 2005	2,322,091	84,663	25,919	41,630
LB UBS 2005-C2	April 2005	1,942,131	7,000	2,391	4,328
CSFB 2005-C2	May 2005	1,614,084	82,261	22,253	37,695
LB UBS 2005-C3	June 2005	2,060,632	39,335	8,469	17,626
JPMCC 2005-CIBC12	July 2005	2,167,039	70,429	15,516	33,793
JPMCC 2005-LDP4	September 2005	2,677,075	90,352	23,597	48,731
MSCI 2005-IQ10	October 2005	1,546,863	55,274	14,225	30,694
MLMT 2005 CK11	December 2005	3,073,749	96,066	28,333	51,689
MSC 2006 HQ8	March 2006	2,731,231	105,707	32,770	62,181
JPMCC 2006-CIBC15	June 2006	2,118,303	71,493	16,980	37,436
CGCMT 2006-C4	June 2006	2,263,536	84,395	23,139	50,759
MSCI 2006- HQ9	August 2006	2,565,238	81,338	20,687	48,577
MLMT 2006- C2	August 2006	1,542,697	60,067	18,148	38,249
JPMCC 2006- LDP8	September 2006	3,066,028	107,158	29,035	64,231
CD 2006- CD3	October 2006	3,571,361	110,713	26,317	62,616
MSCI 2007- HQ11	February 2007	2,417,647	89,530	26,149	58,401
GCCFC 2007- GG9	March 2007	6,575,924	34,167	12,100	31,061
JPMCC 2007- LDP10	March 2007	5,331,517	151,616	42,111	85,343
WAMU 2007- SL3	June 2007	1,284,473	6,500	3,097	5,746
JPMCC 2007- LDP12	August 2007	2,310,556	81,402	19,948	39,554

Total		$62,007,484	$1,854,161	$497,188	$997,887

(1)

The decline in amortized cost from December 31, 2007 to March 31, 2008 is due primarily to recognition of unrealized losses at December 31, 2007 of $280.5 million and increases to unrealized losses during the three months ended March 31, 2008, which, in total, reduced the cost basis by $500.7 million.

Our maximum exposure to loss as a result of our investment in these securities totaled $497.2 million and $997.9 million as of March 31, 2008 and December 31, 2007, respectively. However, we have reduced our maximum economic loss exposure through the use of non-recourse and partial recourse financing vehicles for these investments.

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

In December 2007, we entered into an agreement to invest up to $10.0 million into a fund, defined as the JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”), established to buy loans secured, directly or indirectly, by real estate, including B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products such as CMBX and credit default swaps. Excluded investments for the US Debt Fund include non-performing loans, fee-simple ownership interests, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by us or an affiliate of our Manager and net leased real estate assets. The US Debt Fund is not considered a VIE under FIN 46(R). Accordingly, the US Debt Fund is accounted for using the equity method of accounting.

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

Fair Value Election. We adopted SFAS No. 159 on January 1, 2008 and elected, the fair value option (“FVO”) for all financial assets and liabilities related to our CDO I and CDO II financings. We have not elected the FVO for any financial assets or liabilities acquired during the first quarter of 2008, but may elect the elect the FVO for future acquisitions and financings. The assets and liabilities include:

•	CMBS investments pledged as collateral for CDOs

•	Real estate loans pledged as collateral for CDOs, which currently represents real estate loans held for investment

•	CDO notes payable

•	CDO interest rate swaps

Upon adoption of SFAS 159 on January 1, 2008, all assets and liabilities for which the FVO was elected were marked to fair value with the adjustment recorded to beginning cumulative earnings as of the election date. For CMBS assets and interest rate swaps, the amounts accumulated in other comprehensive income as of January 1, 2008 were reclassified to beginning cumulative earnings. Additionally, as a result of electing the FVO for our CDO notes payable, the related unamortized deferred financing fees were charged against cumulative earnings as of January 1, 2008.

Fair Value Measurements - The use of fair value to measure many of our financial assets and liabilities, with certain changes in fair value reported in the consolidated statement of operations and/or shareholders equity, is one of our most critical accounting policies. Specifically, we carry our CMBS, real estate loans held for sale and investment, interest rate swap agreements and notes payable at fair value on either a recurring or non-recurring basis with unrealized fair value changes reported either in earnings or accumulated other comprehensive income / (loss) depending on the nature of the asset or liability and its related accounting treatment. In determining the appropriate fair value measurement for each of our assets and liabilities, we apply the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which we adopted effective January 1, 2008.

SFAS No. 157, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants.

SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value. The hierarchy prioritizes observable data from active markets, placing measurements using those inputs in Level 1 of the fair value hierarchy, and gives the lowest priority to unobservable inputs and classifies these as Level 3 measurements. The three levels of the fair value hierarchy under SFAS No. 157 are described below:

•	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

•	Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable either directly or indirectly;

•	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measurement. Therefore, even when market assumptions are not readily available, management’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.

In accordance with SFAS No. 157, it is our policy to maximize the use of observable market based inputs to value our financial instruments carried at fair value on a recurring basis or to determine whether an adjustment to fair value is needed for assets carried at fair value on a non-recurring basis. All of our financial instruments carried at fair value, whether on a recurring or non-recurring basis, are valued using internal assumptions and are therefore classified as Level 3 within the SFAS No. 157 hierarchy.

The estimations of fair values reflect our best judgments regarding the appropriate valuation methods and assumptions that market participants would use in determining fair value. The selection of a method to estimate fair value for each type of financial instrument depends on the reliability and availability of relevant market data. The amount of judgment involved in estimating the fair value of a financial instrument is affected by a number of factors, such as the type of instrument, the liquidity of the markets for the instrument and the contractual characteristics of the instrument. Judgments in these cases include, but are not limited to:

•	Selection of third-party market data sources;

•	Evaluation of the expected reliability of the estimate; and,

•	Selection of proxy instruments, as necessary.

For financial instruments that are actively traded in the marketplace or whose values are based on readily available market value data and therefore fall within either Level 1 or Level 2 within the SFAS No. 157 hierarchy, little, if any, subjectivity is applied when determining the instrument’s fair value. Whether a financial instrument is classified as Level 1 or Level 2 will depend largely on its similarity with other financial instruments in the marketplace and our ability to obtain corroborative data regarding whether the market in which the financial instrument trades is active.

When observable market prices and data do not exist, significant management judgment is necessary to estimate fair value. In those cases, small changes in assumptions could result in significant changes in valuation. The financial instruments we hold that require the most complex judgments and assumptions relate to our CMBS investments, real estate loans held for sale and investment, interest rate swaps and notes payable all of which are classified as Level 3. The fair value of CMBS is determined by management based on discounted cash flow models which utilize prepayment and loss assumptions based upon historical experience, economic factors and forecasts and the characteristics of the underlying cash flows. Management determines the applicable discount rates based on current credit spreads as reflected in information provided by issuers of the securities, comparable deals purchased or traded in the marketplace, if available, the CMBX indices and other derivative trading markets and market interest rates. In addition, management validates its fair value estimates with information from dealers who make markets in these securities as well as lenders on our repurchase agreement facilities. The determination of future cash flows and the appropriate discount rate is inherently subjective and actual results may vary significantly from management’s estimates. For our CMBS investments designated as available for sale, when the market values are less than amortized cost for an extended period, we consider whether other than temporary impairment exists in the values of the securities. If other than temporary impairment exists, the cost basis of the securities are written down to the then-current fair values, and the unrealized losses are reflected as an immediate reduction of current earnings. The determination of other than temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss recognition.

We consider the following factors when determining other than temporary impairment for a security: (i) the length of time and the extent to which the market value has been less than the amortized cost, (ii) the underlying fundamentals of the relevant market, including indicators of credit deterioration, and the outlook for such market for the near future, and (iii) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value. The Company also follows the impairment guidance in FASB Staff Position (FSP) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and SEC Staff Accounting Bulletin No. 59 (SAB 59), Accounting for Noncurrent Marketable Equity Securities. In accordance with the applicable impairment literature, when the fair value of an available for sale security is less than its amortized cost for an extended period, the Company considers whether there is an other than temporary impairment in the value of the security. In the future, if our liquidity needs change, it may impact our ability and intent to hold certain investments.

For liabilities carried at fair value, we generally derive value using pricing obtained from independent broker/dealers familiar with the securities to determine the fair value. The brokers/dealers typically either supply us with a bid - ask range or we derive it based on information supplied from the broker/dealers and record our liabilities at fair value using the mid-point within the bid-ask range. Given the lack of market observable information, we have determined that recording our CDO notes payable at the mid point in the bid - ask range is reasonable.

Because of the inherent uncertainty of determining the fair value of assets and liabilities carried at fair value where there is no readily ascertainable market value, the fair values of the assets and liabilities may differ significantly from the values that would have been used had a ready market existed for the instruments, and the differences could be material.

As of March 31, 2008, of the financial assets and liabilities carried at fair value, all were classified as Level 3 under the valuation hierarchy outlined in SFAS No. 157.

Revenue Recognition. The most significant source of our revenue comes from interest income on our CMBS and real estate loan investments. Interest income on real estate loans and CMBS investments is recognized over the life of the investment using the effective interest method. Mortgage loans will generally be originated or purchased at or near par value and interest income will be recognized based on the contractual terms of the debt instrument. Any discounts or premiums on purchased loans and loan fees or acquisition costs on originated loans will be deferred and recognized over the term of the loan as an adjustment to yield in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Any unamortized balance of purchased premiums or discounts and loan origination costs are included as a part of the cost basis of the asset. Exit fees received from prepayments of loans are recognized in the current period and included in interest income. Interest income on CMBS is recognized by the effective interest method as required by EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Under EITF 99-20, management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and our purchase prices. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing of and magnitude of credit losses on the mortgage loans underlying the securities have to be judgmentally estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and our interest income. As a result, actual results may differ significantly from these estimates.

For our CMBS investments not financed by our CDOs, when the net present value of current period estimates of future cash flows are lower than the net present value of the previous period estimates, as adjusted for principal and loan payments, and the current estimated fair value is less than an asset’s carrying value, we will write down the asset to the current estimated fair market value and record an other than temporary impairment through a charge to current period earnings. After taking into account the effect of the impairment charge, future income is recognized using the market yield for the security used in establishing the current fair market value.

Equity in the income or loss of unconsolidated joint ventures is recorded based on the equity method of accounting. We allocate income to equity participants based on the terms of the respective partnership agreements upon an assumed liquidation of the joint venture at its depreciated book value as of the end of the reporting period.

Lease income from leased real estate assets is recognized on a straight-line basis over the terms of the lease in accordance with SFAS No. 13. During the three months ended March 31, 2008 and 2007, $0.4 million, respectively, of rent recognized as income in excess of amounts contractually due pursuant to the underlying leases was included in lease income from real estate assets.

Accounting Treatment for an Investment Acquired from and Financed with a Repurchase Agreement from the Same Counterparty. We have considered an interpretation of GAAP relating to the treatment of transactions where investments acquired by us from a particular counterparty are simultaneously or subsequently financed via a repurchase agreement with that same counterparty or an affiliate thereof. We have recorded such transactions as a sale of the investment to us and such related debt provided to us as a financing. An alternative interpretation of GAAP, however, concerns whether such investments should be treated net of the amount financed, or as a derivative. Over the past two years, we have made several investments that may be affected by such alternative interpretation. In the three months ended September 30, 2007, we acquired $39.9 million of subordinate CMBS and financed $25.3 million of the purchase via an existing repurchase agreement with the seller. In the three months ended March 31, 2007, we acquired a first mortgage loan participation investment from a counterparty for $35.0 million and concurrent with closing, the same counterparty provided financing of $29.8 million via an existing repurchase agreement. In the three months ended June 30, 2006, we acquired four mezzanine loans from a counterparty and in September 2006 financed these same four mezzanine loans through an existing repurchase agreement with the seller. The repurchase agreement provided by the counterparty was fully repaid in October 2006 in connection with CDO II. In February 2008, effective December 15, 2008, the FASB issued FSP No. 140-3, “Accounting for Transfers of

Financial Assets and Repurchase Financing Transactions” which provides additional guidance with respect to this issue. As of March 31, 2008, $28.7 million of borrowings were outstanding with these counterparties related to a cost basis of the two related investments of $39.9 million, each of which are carried on the consolidated balance sheet at the estimated fair value of approximately $39.0 million as of March 31, 2008. As a result, the alternative accounting treatment would reduce total assets and liabilities by $28.7 million and reported net income for the three months ended March 31, 2008 increased by $8.5 million, and for the year ended December 31, 2007 decreased by $9.4 million. Future adoption of FSP 140-3 may require us to adjust the accounting for these assets in which we have invested.

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

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheets as either an asset or liability, with a corresponding amount, adjusted for swap payments, recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. As of March 31, 2008 and December 31, 2007, we had no fair value hedges.

In connection with the adoption of SFAS No. 159 on January 1, 2008, we discontinued hedge accounting for our swaps related to our CDO I and II financings, representing $496.3 million of notional balance as of March 31, 2008. The changes in the fair market value of these cash flow hedges from January 1, 2008 have been reflected in other gains (losses) in the consolidated statement of operations. The $21.7 million of fair value related to these swaps reflected in accumulated other comprehensive income as of December 31, 2007 will be amortized into the consolidated statement of operations over the remaining life of the cash flow hedge, and expenses of $0.6 million were recognized during the three months ended March 31, 2008.

During the first quarter of 2008, we determined that four interest rate swaps, aggregating $211.0 million in notional balance, intended to hedge anticipated future and current floating rate financings were no longer effective as such future long-term financings not considered probable at this time due to continued market disruptions. As a result, we recorded a charge of $15.6 million and reflected the change in market value during the three months ending March 31, 2008 of these interest rate swaps in unrealized loss on non-CDO interest rate swap agreements in the consolidated statement of operations. We recorded this charge as a result of uncertainty related to our ability to obtain future long-term match funded financing due to continued market disruptions as well as the potential for sales of certain real estate loans held for sale which would ideally be financed by such borrowings. As of March 31, 2008 the combined fair value of the four interest rate swaps was $(15.5) million.

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

New Accounting Standards. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data or assumptions of market participants. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and was adopted by us on January 1, 2008. Under SFAS No. 157, valuations of assets and liabilities must reflect the value of the instrument including the values associated with credit risk. Consequently, we must value our derivative liabilities taking into account our credit risk and thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Effective January 1, 2008, we updated our methodology for derivatives to calculate the impact of both the counterparty and our own credit standing which had the impact of reducing the aggregate value of our derivative liabilities by $9.8 million as of March 31, 2008. The fair value of the derivative liability is determined under SFAS 157 as the price that would be paid to transfer the liability to a market participant with the same credit risk as the Company. However, if the Company were to terminate or settle all of its derivative liabilities with its counter parties, the amount due as of March 31, 2008 was $67.2 million.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of SFAS No. 115. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We elected the fair value option for all financial assets and liabilities associated with our CDO I and CDO II financings. The impact of adopting SFAS No. 159 increased stockholders’ equity by approximately $246 million as of January 1, 2008, which can be attributed to an increase in retained earnings of approximately $20 million and an increase in accumulated other comprehensive loss of approximately $226 million. The primary reason we selected the fair value option for all assets and liabilities associated with our CDO I and CDO II financings was to propose a consistent balance sheet presentation of the fair value of both assets and liabilities associated with the CDO financings. We have not elected the fair value option for any financial assets or liabilities acquired or incurred during the first quarter of 2008 but may elect the fair value option in the future.

The table below reconciles retained earnings as a result of the Company’s election of the FVO pursuant to SFAS No. 159:

	Carrying Value Prior to Adoption	Impact on Cumulative Earnings	Carrying Value After Adoption
Assets
Real estate loans	$273,485	$(9,311)	$264,174
CDO deferred financing fees	13,011	(13,011)	—

Liabilities
CDO notes payable	974,578	(268,401)	706,177

Cumulative effect of adoption on stockholders’ equity at January 1, 2008		246,079
Reduction of cumulative earnings due to CMBS fair value adjustment reclassified from other comprehensive income		(225,991)

Cumulative effect on cumulative retained earnings, January 1, 2008		$20,088

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

In February 2008, the FASB issued Staff Position No. 140-3, or FSP No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP No. 140-3 provides guidance on the accounting for a purchase of a financial asset from a counterparty and contemporaneous financing of the acquisition through repurchase agreements with the same counterparty. Under this guidance, the purchase and related financing are linked, unless all of the following conditions are met at the inception of the transaction: 1) the purchase and corresponding financing are not contractually contingent; 2) the repurchase financing provides recourse; 3) the financial asset and repurchase financing are readily obtainable in the marketplace and are executed at market rates; and 4) the maturity of financial asset and repurchase are not conterminous. A linked transaction would require a determination under SFAS No. 140 to conclude if the transaction meets the requirements for sale accounting. If the linked transaction does not meet sale accounting requirements, the net investment in the linked transaction is to be recorded as a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. We currently present these transactions gross, with the acquisition of the financial assets in total assets and the related repurchase agreements as financing in total liabilities on the consolidated balance sheets and the interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated income statements. FSP No. 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the effect, if any, that this pronouncement will have on its future financial position or results of operations.

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

Balance Sheet Review

As of March 31, 2008, total assets were approximately $1.0 billion, a decrease of $359.8 million, or 26.1%, from December 31, 2007. The decline in total assets was primarily due to continued spread widening on our CMBS and real estate loan investments which reduced the fair value of these investments. Income earning assets decreased by $347.1 million, or 25.7%, from $1.3 billion at December 31, 2007. The decline in amortized cost from December 31, 2007 to March 31, 2008 is due primarily to recognition of unrealized losses at December 31, 2007 of $280.5 million and increases to unrealized loss during the three months ended March 31, 2008, which, in total, reduced the cost basis by $500.7 million. At March 31, 2008, income earning assets, including cash, had a weighted average yield of 13.0%, based on their amortized cost, compared to 8.2% at December 31, 2007.

The level of investment related income is directly related to the balance of the interest-bearing assets, net leased real estate assets and investments in unconsolidated subsidiaries outstanding during the period and the weighted average yields on such investments. The cost basis of interest-bearing, net leased real estate assets and investments in unconsolidated subsidiaries related and weighted average yields (based on case basis) at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008(1)		December 31, 2007
	Cost	Yield	Cost	Yield
CMBS financed by CDOs	388,146	20.0%	$788,047	8.6%
CMBS not financed by CDOs	109,041	20.3%	209,840	9.0%
Real estate loans, held for investment	274,777	5.7%	274,777	7.9%
Real estate loans, held for sale	231,443	6.9%	235,465	7.1%
Investments in unconsolidated joint ventures	40,853	13.7%	40,764	13.8%

Total	$1,044,260	13.1%	$1,548,893	8.4%

(1)	After effect of recording unrealized losses and other than temporary impairment on CMBS as further discussed below.

During the three months ended March 31, 2008, we made no investments in CMBS investments.

At March 31, 2008, we held investments in CMBS issued by 25 separate CMBS trusts and one Re-Remic issuance with an aggregate estimated fair value of $497.2 million. The amortized cost basis of our investments in CMBS was $497.2 million with a weighted average yield of 20.0%. At March 31, 2008, the weighted average expected life of our CMBS investments was 9.5 years. The weighted average yield on our CMBS assets increased significantly as of March 31, 2008 compared to December 31, 2007 as a result of recording an other than temporary impairment charge in the first quarter and reducing the cost basis to estimated fair value on all of our CMBS assets. While the cost basis was reduced to estimated fair value, we do not expect significant changes in estimated cash flows generated from these assets, therefore resulting in significantly higher yields as calculated based on revised cost basis. Our decision to record other than temporary impairment was driven primarily by the duration and extent of unrealized losses on the CMBS assets due to the significant increases in spreads in the last year, and primarily in the last 3 quarters.

During the three months ended March 31, 2008, we made no investments in real estate loans. During this period we also received repayments of $4.1 million related to outstanding principal balances on certain real estate loan investments.

At March 31, 2008, we had seven loans classified as held for sale for purposes of providing potential additional liquidity with an amortized cost basis of $231.4 million, a carrying value based on the estimated fair value of $189.2 million and a weighted average interest rate of 6.9%. Three of the loans with an amortized cost basis of $168.0 million and a carrying value of $128.9 million bear interest at fixed rates with a weighted average interest rate of 5.8% while four of the loans have an amortized cost of $71.6 million and a carrying value of $51.5 million bear interest at floating rates with a weighted average interest rate of LIBOR plus 340 basis points. At March 31, 2008, we had nine loans financed by our CDOs classified as held for investment with an amortized cost basis of $274.8 million, a carrying value of $260.6 million and all of which bear interest at floating rates with a weighted average interest rate of 5.7%. Our yields on these loans have not changed as significantly as the yields on CMBS assets because these loans are not considered impaired and therefore, the cost basis is not reduced to fair value. While we record these loans on our balance sheet at lower of cost or market, we follow the impairment model under SFAS 114 “Accounting by Creditors for Impairment of a Loan an amendment of FASB Statements No. 5 and 15” and therefore only record impairment charges on these loans if it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We currently expected to collect all amounts contractually due from these loans.

At March 31, 2008, we had $40.9 million of investments in unconsolidated joint ventures consisting of $39.4 million in a joint venture that owns net leased assets and $1.5 million in the US Debt Fund. In April 2008, we sold the remaining 50% interest in our investments in the joint venture at cost.

At March 31, 2008, total liabilities were $760.4 million, a decrease of $605.0 million, or 44.3%, from December 31, 2007. The decrease in total liabilities was driven by the adoption of SFAS No. 159 where we elected the FVO for our CDO notes payable, which reduced the carrying amount by $535.1 million from December 31, 2007, reduced borrowings on repurchase agreements and reduced dividends payable compared to December 31, 2007. At March 31, 2008, the Company had interest-bearing liabilities with a fair value of $697.4 million, a cost basis of $1.2 billion with a weighted average borrowing cost of 4.1% based on cost basis.

At March 31, 2008, we were party to three repurchase agreements with three counterparties that provide for total borrowing capacity of $425 million although borrowing capacity is limited to assets available to be pledged based on the underlying characteristics of such assets. Based on pledged assets, we had no additional borrowing capacity at March 31, 2008. At March 31, 2008, we had $196.1 million outstanding under these agreements. The weighted average borrowing cost for repurchase agreement debt outstanding at March 31, 2008 was 4.4%.

At March 31, 2008, we had CDO notes payable outstanding from two separate issuances. Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet with CDO notes payable a fair value of $439.5 million and a cost basis of $974.6 million, representing the amortized sales price of the securities sold to third parties. However, we expect that these liabilities will be settled at cost when they mature. The weighted average interest rate of the bonds, including the amortization of debt issuance costs was 3.8% at March 31, 2008. Of the $974.6 million of face amount of bonds outstanding, $780.6 million were floating rate with a weighted average interest rate of LIBOR plus 59 basis points while $194.0 million were fixed rate with a weighted average interest rate of 6.0%.

On April 9, 2007, we issued $61.9 million of junior subordinated debentures to a subsidiary to fund existing and future investment activities and other working capital needs. We also invested $1.9 million in the common equity of such subsidiary. On April 9, 2007, we issued $60.0 million of trust preferred securities through a subsidiary, JERIT TS Statutory Trust I. The trust preferred securities and the junior subordinated debentures have a 30-year term ending April 2037, are redeemable at par on or after April 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years through April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. Net cash proceeds from this financing transaction were $59.1 million. We incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the junior subordinated debentures. Unamortized debt issuance costs of $1.0 million are included as a component of deferred financing fees on the consolidated balance sheet at March 31, 2008.

At March 31, 2008, we were party to eight interest rate swaps with a total current notional amount of $707.3 million at March 31, 2008. These interest rate swaps effectively convert floating rate debt to fixed rate debt. Under these swaps, we receive a rate equal to LIBOR and pay a weighted average rate of 5.1%. The net fair value of the interest rate swaps at March 31, 2008 was a liability of $57.4 million and is included as a component of interest rate swap agreements, fair value on the consolidated balance sheets.

At March 31, 2008, total stockholders’ equity was $256.0 million, an increase of $245.2 million from December 31, 2007. The increase in stockholders’ equity was primarily due to the adoption of SFAS No. 159 which increased stockholders’ equity by $246.1 million as of January 1, 2008.

At March 31, 2008, 25,901,035 shares of common stock were issued and outstanding, including 172,750 shares of unvested restricted stock.

Results of Operations

Comparison of the three months ended March 31, 2008 and 2007 (in millions)

Net loss was $66.8 million, or $(2.60) per diluted share, during the three months ended March 31, 2008 compared to net income of and $9.8 million, or $0.38 per diluted share, for the three months ended March 31, 2007, respectively.

Revenues

The following table sets forth information regarding the total amount and composition of our revenues, which are primarily interest income earned from our investments and cash positions and lease income on our net leased real estate assets (in thousands):

	For the three months ended March 31,		Increase (decrease)
	2008	2007
REVENUES
Interest income from CMBS	$21,452	$17,823	$3,629
Interest income from real estate loans	8,886	8,749	137
Interest income from cash and cash equivalents	422	1,987	(1,565)
Lease income from real estate assets	—	1,372	(1,372)
Equity in earnings of unconsolidated joint ventures	933	—	933
Fee income	97	—	97

Total Revenues	$31,790	$29,931	$1,859

The increase in revenues during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is primarily due to increased balances of interest-bearing assets due to acquisitions of CMBS and real estate loans offset, in part, by lower interest income on cash due to reduced cash balances, on average, and lower levels of income and equity in earnings from unconsolidated joint ventures, net. For the three months ended March 31, 2008, $25.3 million was earned on fixed rate investments, while the remaining $6.5 million was earned on floating rate investments, compared to $20.7 million and $9.2 million for the same period in 2007, respectively. We classify income from floating rate investments as that which is tied to a published index, e.g. LIBOR. At March 31, 2008, our floating rate investments included a cost basis of $338.2 million in real estate loans, $12.7 million in cash and cash equivalents and $1.1 million in restricted cash primarily related to the remaining CDO II loan replenishment pool. For the three months ended March 31, 2008, interest income earned during the three months ended March 31, 2008 on CMBS and real estate loan investments acquired during the three months ended March 31, 2007 increased $2.6 million and $2.1 million, respectively, due to the timing of acquisitions and repayments on our mezzanine loans. In addition, interest income earned during the three months ended March 31, 2008 on CMBS and real estate loan investments purchased in 2007 subsequent to March 31, 2007 was $1.0 million and $1.5 million, respectively. Interest income for the three months ended March 31, 2008 on real estate loan investments purchased in prior periods decreased $2.3 million due to mezzanine loan repayments as well as a $1.0 million aggregate reduction in interest income from real estate loans related to lower average LIBOR rates and amortization of premiums and discounts. During the three months ended March 31, 2008, investments in unconsolidated joint ventures provided $1.1 million in income from our investments in the Charter Schools joint ventures and $(0.2) million in income from our investment in the US Debt Fund, which is included in the $25.3 million earned on fixed rate investments during the period. Also, for the three months ended March 31, 2008, fee income from our investments in unconsolidated joint ventures of $0.1 million is included in the $25.3 million earned on fixed rate investments during the period. Equity in earnings from consolidated joint ventures income also includes $0.4 million in non-cash straight-line rental income for the three months ended March 31, 2008 while $0.4 million of non-cash straight-line rental income is included in lease income for the three months ended March 31, 2007 pursuant to SFAS No. 13.

Expenses

The following table sets forth information regarding the amount and composition of our expenses (in thousands):

	For the Three Months Ended March 31,		Increase (decrease)
	2008	2007
Interest expense	$15,415	$15,631	$(216)
Management fees, affiliate	1,827	1,855	(28)
Incentive fees, affiliate	—	152	(152)
Depreciation on real estate assets	—	206	(206)
General and administrative	1,980	2,280	(300)

Total Expenses	$19,222	$20,124	$(902)

Interest Expense. Interest expense was $15.4 million and $15.6 million for the three months ended March 31, 2008 and 2007, respectively. Interest expense for the three months ended March 31, 2008 consisted primarily of $4.0 million on CDO I, which closed in November 2005, $7.2 million on CDO II, which closed in October 2006, $2.9 million on repurchase agreements, $1.1 million on our junior subordinated debentures, which were issued in April 2007, $0.2 million of amortization of deferred financing fees related to repurchase agreements. The $15.6 million of interest expense for the three months ended March 31, 2007 was comprised primarily of $4.4 million related to CDO I which closed in November 2005, $10.0 million related to CDO II which closed in October 2006, $1.0 million on repurchase agreements, $0.4 million of amortization of deferred financing fees related to our repurchase agreements and deferred debt issue costs related to our CDOs and $0.1 million related to the amortization of swap termination costs. Due to the adoption of SFAS No. 159, effective January 1, 2008, interest expense related to our CDO I and II interest rate swaps is recorded in other gains (losses) for the three months March 31, 2008. During the three months ended March 31, 2007, interest expense includes $(0.3) million of interest expense related to our CDO I and CDO II interest rate swaps. After adjusting for this, the decrease in interest expense is primarily related to lower LIBOR rates in 2008 compared to 2007, offset, in part by increased average balances outstanding on repurchase agreements in the three months ended March 31, 2008 and our April 2007 issuance of trust preferred securities.

As a result of no longer applying hedge accounting for our interest rate swaps pursuant to SFAS No. 133, interest expense may fluctuate in the future. However, this fluctuation will be offset in other gains (losses) as these interest rate swaps still act as economic hedges of variable interest rate debt.

The following table sets forth information regarding the total composition amount of interest expense, which is primarily interest expense related to our CDOs and repurchase agreements (in thousands):

	For the Three Months Ended March 31,		Increase (decrease)
	2008	2007
CDO II	$7,249	$9,985	$(2,736)
CDO I	3,983	4,418	(435)
Repurchase agreements	2,878	1,023	1,855
Junior subordinated debentures	1,086	—	1,086
Amortization of deferred financing fees	218	442	(224)
Amortization of swap termination loss (gain)	—	95	(95)

Total interest expense	$15,415	$15,631	$(216)

Interest rate swap expense of CDO I and CDO II	$—	$(332)	$332

Management and Incentive Fees. Base management fees are calculated as a percentage of stockholders’ equity adjusted to exclude the effect of any unrealized gains and losses or other items that do not affect realized net income. Our manager is also entitled to receive quarterly incentive fees equal to 25% of our Funds From Operations (as defined in the management agreement), or FFO, in excess of minimum FFO targets (as defined in the management agreement). The following table summarizes our management fees for the three months ended March 31, 2008 and 2007 (in thousands):

	For the Year Ended March 31,		Increase (decrease)
	2008	2007
Base management fees	$1,827	$1,855	$(28)
Incentive fees	—	152	(152)

Total management fees	$1,827	$2,007	$(180)

The decrease in management fees is primarily due to decreases in incentive fees for the three months ended March 31, 2008 compared to 2007 due to FFO exceeding the minimum thresholds defined in the management agreement during the same period in 2007 whereas the minimum thresholds were not achieved in 2008.

Depreciation on Real Estate Assets. For the three months ending March 31, 2008, we did not record any depreciation expense as we accounted for our investment in the joint venture that owns the real estate assets under the equity method of accounting. During the three months ended March 31, 2007, prior to entering into the joint venture and when we owned 100% of the real estate assets, depreciation expense was approximately $0.2 million and included in the consolidated statements of operations

General and Administrative Expense. The decrease in general and administrative expenses of $0.3 million for the three months ended March 31, 2008 versus the same period in 2007 was due primarily to lower due diligence costs offset, in part, by higher legal and professional services expenses. Specifically, due diligence fees decreased $0.6 million primarily due to lower CMBS and real estate loan acquisition volume as we did not acquire any new investments in the three months ended March 31, 2008 while legal and professional services expenses increased $0.3 million primarily due to legal fees, external audit, Sarbanes-Oxley compliance, valuation services and general consulting services. Included in general and administrative expenses are additional affiliate expenses related to overhead and out-of-pocket expense reimbursements to our manager aggregating $0.1 million in each of the three months ended March 31, 2008 and 2007.

Our management agreement also provides that we are required to reimburse our manager for certain general and administrative expenses incurred by our manager on our behalf, including our pro rata share of overhead expenses of the manager required for our operations. In November 2006, effective retroactively to January 1, 2006, the independent members of the board of directors approved an amendment to the management agreement to provide that in 2007, and in each calendar year thereafter, subject to approval by the independent members of the board of directors, the allocable overhead reimbursement will be $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index (the “CPI”) for the applicable year over the CPI for the calendar year 2006. For each of the three months March 31, 2008 and 2007, overhead reimbursements were approximately $0.1 million, respectively. Our manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on our behalf. If such services are provided by the manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants, or other third parties on an arm’s length basis. In accordance with the provisions of our management agreement, we incurred reimbursements for overhead and other services provided by our manager of $0.2 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively.

Other Gains (Losses). The following table sets forth information regarding the amount and composition of our other gains (losses) during the three months ended March 31, 2008 (in thousands):

		Composition of Other Gains (Losses)
	Amount	Changes in Fair Value for Three Months ended March 31, 2008	Recognition of Amounts in Accumulated Other Comprehensive Income (Loss) as of December 31, 2007	Cash Payments on Interest Rate Swaps	Other
Other Gains and Losses for the Three Months Ended March 31, 2008
Unrealized loss on financial assets financed with CDOs
CMBS	$(174,761)	$(174,761)	$—	$—	$—
Real estate loans held for investment	(4,908)	(4,908)	—	—	—
Unrealized gain, net, on CDO related financial liabilities
Notes payable	266,652	266,652	—	—	—
Interest rate swaps	(20,078)	(20,078)	—	—	—
Loss on interest rate swaps	(2,775)	—	(696)	(2,079)	—
Loss on impairment of CMBS	(99,579)	(45,123)	(54,456)	—	—
Unrealized loss on real estate loans held for sale	(28,368)	(28,368)	—	—	—
Unrealized loss on non-CDO interest rate swaps	(15,600)	(4,225)	(10,796)	—	(579)

Total other gain (loss) for three months ended March 31, 2008	$(79,417)	$(10,811)	$(65,948)	$(2,079)	$(579)

Unrealized Gain on CDO Financial Assets and Liabilities: For the three months ended March 31, 2008, we recorded a $66.9 million unrealized gain, net, related to the fair value election of CDO related financial assets and liabilities pursuant to SFAS No. 159.

Loss on Impairment of CMBS. Our valuation and income recognition processes involves estimating loss adjusted cash flows over the expected term of the securities and determining an effective yield to maturity based on those cash flow estimates. For CMBS, if there is an adverse change in the net present value of projected cash flows from those estimated in the previous period, and the fair value of the security is below its amortized cost basis, we will reduce the amortized cost basis to fair value, pursuant to EITF 99-20. For assets in which we did not elect the FVO, this would result in an other than temporary impairment charge on the consolidated statement of operations. During the three months ended March 31, 2008 and March 31, 2007, we recorded other than temporary non-cash impairment charges related to its CMBS investments of $99.6 million and $0, respectively. The 2008 other than temporary impairment charges include a $2.1 million charge related to declines in the projected net present value of future cash flows pursuant to EITF 99-20. Additionally, we reforecasted the timing of collection of interest shortfalls of approximately $1.8 million that we projected to receive during the first quarter of 2008. These interest shortfalls are associated with individual loans within the CMBS pools and in some cases the shortfalls are expected to be fully recovered at the time of the resolution of the loan. For loans that are expected to incur losses upon resolution, the shortfall amounts have been incorporated into the forecasted loss amounts which are included in our cash flow projections for each respective bond. The bonds associated with these shortfalls were in an unrealized loss position of $6.4 million as of the end of the first quarter before recognizing the $99.6 million other than temporary impairment charge reflected in the consolidated statement of operations. The remaining non-cash CMBS impairment charge of $97.5 million relates to other than temporary declines in fair value which is due to widening of credit spreads for CMBS investments which began in the first half of 2007 and accelerated throughout the first quarter of 2008, resulting in both increased severity of the level of unrealized losses as well as increased duration of such losses.

As a result of the write-down in value of our CMBS assets financed by CDOs due to adoption of FVO and the write-down in value of our CMBS assets not financed by CDOs due to other than temporary impairment, the overall costs basis has been reduced to reflect the current estimated fair value with a corresponding increase in the yield on such CMBS investments. Accordingly, the weighted average yields on CMBS assets have increased from 8,7% at December 31, 2007 to 20.0% at March 31, 2008, due to a reduction in cost basis, without a corresponding reduction in projected future cash flows which are generally consistent with original underwriting. For example, according to information received from the master servicer, delinquency rates on collateral for our CMBS portfolio in which we own the first-loss position remain at low levels with a 60 day delinquency rate of approximately 32 basis points. As a result, we have no securities in an unrealized loss position at March 31, 2008.

Unrealized Loss on Loans Held for Sale. As of March 31, 2008, seven of our real estate loans with a cost basis of $231.4 million are classified as available for sale in order to provide additional potential sources of liquidity to us. Pursuant to SFAS No. 65, we carry such real estate loans on our consolidated balance sheet at the lower of cost or fair value, and as a result, during the three months ended March 31, 2008, we recorded charges related to increases in unrealized losses on such loans since December 31, 2008 aggregating $28.4 million.

Unrealized Loss on Non-CDO Interest Rate Swaps. During the first quarter of 2008, we determined that four interest rate swaps, aggregating $211.0 million in notional balance, intended to hedge anticipated future and current floating rate financings were no longer effective as such future long-term financings not considered probable at this time due to continued market disruptions. As a result, we recorded a charge of $15.6 million and reflected the change in market value during the three months ending March 31, 2008 of these interest rate swaps in unrealized loss on non-CDO interest rate swap agreements in the consolidated statement of operations. We recorded this charge as a result of uncertainty related to the Company’s ability to obtain future long-term match funded financing due to continued market disruptions as well as the potential for sales of certain real estate loans held for sale which would ideally be financed by such borrowings. As of March 31, 2008 the combined fair value of the four interest rate swaps was $(15.5) million.

Liquidity and Capital Resources

At March 31, 2008, our liquidity position consisted of unrestricted cash balances of $12.7 million and restricted cash of $1.2 million. During the three months ended March 31, 2008, we funded margin calls aggregating $65.8 million. Such margin calls consisted of $44.9 million related to declines in estimated fair values of collateral and $20.9 million related to lower advance rates on collateral. Subsequent to March 31, 2008 through May 9, 2008, we funded additional margin calls of $17.4 million consisting of $5.5 million related to changes in the estimated market value of collateral and $11.9 million related to lower advance rates on repurchase agreements. As of May 9, 2008, our unrestricted cash balance increased by $20.1 million to $32.8 primarily due to proceeds from the sale or our remaining 50% interest is the Charter Schools joint venture, repayments of real estate loans and operating cash flow totaling $5.8 million, offset, in part, by margin calls and payment of our Q1 2008 dividend of $7.7 million.

As reflected in our consolidated statements of cash flows for the three months ended March 31, 2008, net cash provided by operating activities was $11.5 million.

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

Currently, the market for short-term credit facilities is very challenging and many lenders are actively seeking to reduce their balances outstanding by lowering advance rates on financed assets and increased borrowing costs, to the extent such facilities continue to be available. In the event we are unable to maintain existing and/or secure new lines of credit or collateralized financing on favorable terms, our ability to successfully implement our investment strategy may be significantly impacted and returns to investors may be reduced. Although we anticipate extending and/or replacing our short-term financing facilities, in the event our current short-term credit facilities are not extended or extended with lower advance rates on collateral, we may be required to sell assets to payoff such facilities which would likely reduce our earnings and operating cash flow.

We expect to meet our long-term liquidity requirements, specifically the repayment of debt and our investment funding needs, through additional borrowings, the issuance of debt and equity securities and the sales or refinancing of our assets at maturity. We believe the value of these assets is, and will continue to be, sufficient to repay our debt at maturity under either scenario. Our ability to meet our long-term liquidity requirements may be subject to obtaining additional equity and debt financing. Decisions by investors and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities.

Equity Issuances. The initial public offering completed in July 2005 generated proceeds to us of $226.4 million after deducting the underwriting discount and offering expenses. The net proceeds of the IPO were primarily used to pay down indebtedness under our repurchase agreements described below.

Borrowings. As of May 7, 2008, March 31, 2008 and December 31, 2007, repurchase agreement borrowings consisted of the following:

	Amount
	May 7, 2008	March 31, 2008	December 31, 2007
Secured by CMBS
Bear Stearns	$15,918	$18,002	$77,350
JP Morgan	35,288	35,288	18,759

Secured by real estate loans
Goldman Sachs	127,404	142,768	165,755

	$178,610	$196,058	$261,864

Each of the repurchase agreement facilities is subject to margin calls based on fair market value determinations of the underlying collateral.

In August 2007 and as subsequently amended in September 2007 and March 2008, we and one of our wholly owned subsidiaries, respectively, entered into a repurchase agreement with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”). This repurchase agreement provides financing up to $250.0 million to be secured by rated and unrated CMBS and various types of real estate loans and is scheduled to terminate on August 22, 2008. This repurchase agreement provides for a series of extension options subject to approval by both parties that could extend its term through August 24, 2010. This repurchase agreement is limited recourse (25% of the outstanding balance) to us. As of March 31, 2008, $35.3 million was outstanding under the repurchase agreement at a weighted average borrowing rate of 4.0%, and CMBS investments with an estimated fair value of $63.3 million were pledged as collateral under this repurchase agreement.

In March 2007, we and one of our wholly-owned subsidiaries, respectively, entered into a repurchase agreement with Liquid Funding, an affiliate of Bear Stearns & Co. Inc. which was subsequently amended in June 2007, with an available borrowing capacity of $150.0 million (the “Liquid Funding Facility”). In connection with the June 2007 amendments, we entered into a guaranty agreement with Liquid Funding. In March 2008, the Liquid Funding Facility was replaced by a new repurchase agreement with Bear Stearns (the “Bear Stearns Facility”) that provides available borrowing capacity of $25.0 million and matures in September 2008. At March 31, 2008, $18.0 million was outstanding under the Bear Stearns Facility at a weighted average borrowing rate of 4.2% and CMBS investments with an estimated fair value of $35.3 million were pledged as collateral under this repurchase agreement.

In September 2006, one of our wholly owned subsidiaries entered into a repurchase agreement with Goldman Sachs Mortgage Company (“Goldman Sachs Facility”), which was subsequently amended in September 2007 and March 2008. The repurchase agreement provides financing of up to $150.0 million secured by various types of real estate loans is scheduled to terminate at July 1, 2008. The facility has five remaining three-month extension options which can extend the facility to October 1, 2009. If we decide to exercise an extension option, we will be required to pay a fee on each extension. As part of the March 2008 amendment, we exercised the first extension option, paid an extension fee and paid down the facility by $11.9 million in April 2008. The facility allowed us to borrow against eligible loan collateral and is fully recourse to us. At March 31, 2008, there was $142.8 million outstanding under the repurchase agreement at a weighted average borrowing rate of 4.5% and real estate loans with a cost basis of $228.2 million and a carrying value of $186.0 million were pledged as collateral under this repurchase agreement.

If we are unable to extend these repurchase agreements, we may be required to liquidate assets to pay down the outstanding borrowings.

Collateralized Debt Obligations. On October 17, 2006, we issued our second CDO, or CDO II, through two of our wholly-owned subsidiaries, JER CRE CDO 2006-2, Limited and JER CRE CDO 2006-2, LLC, collectively known as CDO II. CDO II is secured by $1.2 billion par value of collateral interests consisting of CMBS, mezzanine loan interests, first mortgage loan interests, Re-REMIC securities, and real estate CDO securities. CDO II issued privately placed notes totaling $768.4 million rated AAA through BBB- (“CDO II Investment Grade Notes”). The Company purchased a portion of the CDO II Investment Grade Notes and retained all of the non-investment grade notes and preferred shares. $708.3 million of CDO II Investment Grade Notes were issued to third parties consisting of $47.0 million of fixed rate notes with a weighted average interest rate of 5.8% and $661.3 million of floating rate notes with a weighted average interest rate of LIBOR plus 62 basis points, excluding amortization of fees and expenses. The CDO II Investment Grade Notes have a remaining expected average maturity of 7.7 years at March 31, 2008. CDO II included a ramp facility of approximately $230.9 million dedicated to finance additional collateral interests, as well as a replenishment collateral pool of up to $275.0 million that will allow replenishment of proceeds of real estate loans that are paid off within five years from the closing of the transaction, subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture. We incurred $10.5 million of debt issuance costs, which were deferred and amortized on an effective yield basis over the life of CDO II through December 31, 2007. Pursuant to the adoption of SFAS No. 159, such deferred debt issuance costs were written off and are part of the cumulative transition adjustment related to adopting SFAS No. 159. Unamortized debt issuance costs of $0 million and $9.5 million are included as a component of deferred financing fees on the consolidated balance sheet at March 31, 2008 and December 31, 2007, respectively. During the three months ended March 31, 2008, we contributed no CMBS or real estate loan interests as collateral to CDO II and received no mezzanine loan repayments on CDO II collateral. At March 31, 2008, the available replenishment pool balance was $1.1 million, which is reflected as restricted cash on our consolidated balance sheets.

On January 16, 2008, Fitch Ratings announced that it had revised its surveillance review methodology for U.S. CMBS B-piece resecuritizations and placed 188 tranches from 18 transactions on Rating Watch Negative, including 14 tranches within CDO II that were previously rated by Fitch Ratings. In April 2008, Fitch Ratings announced a downgrade to the rating of these bonds. However, at this time, our investments that serve as collateral for CDO II generally continue to perform consistently with original underwriting.

In November 2005, we issued our first CDO, or CDO I, through two of our wholly-owned subsidiaries, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC. CDO I is secured by a static pool of $418.7 million par value of fixed rate subordinate CMBS. CDO I issued privately placed notes totaling $275.6 million rated AAA through BBB- (“CDO I Investment Grade Notes”). We retained a portion of the BBB- rated notes, all of the non-investment grade notes and all of the preferred shares. Two of the CDO I Investment Grade Notes, totaling $119.2 million, were issued with floating rate coupons with a weighted average interest rate of LIBOR plus 39 basis points, excluding amortization of fees and expenses. The remaining CDO I Investment Grade Notes totaling $147.0 million, net of the portion retained by the Company, were issued with fixed rate coupons with a weighted average interest rate of 6.0%, excluding amortization of fees and expenses. The Investment Grade Notes have a remaining expected average maturity of 7.4 years at March 31, 2008. The Company incurred $4.3 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of CDO I through December 31, 2007. Pursuant to the adoption of SFAS No. 159, such deferred debt issuance costs were written off and are part of the cumulative transition adjustment related to adopting SFAS No. 159. Unamortized debt issuance costs of $0 and $3.5 million were included in deferred financing fees on our consolidated balance sheets at March 31, 2008 and December 31, 2007, respectively.

The terms of both of our CDOs include coverage tests, including over-collateralization and interest coverage tests, used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral debt securities and other assets may be used to pay principal of and interest on the subordinate classes of bonds in the applicable CDO. In the event the coverage tests are not satisfied, interest and principal that would otherwise be payable on the subordinate classes may be re-directed to pay principal on the senior bond classes. Therefore, failure to satisfy the coverage tests could adversely affect cash flows received by us from the CDOs and thereby our liquidity and operating results. As of March 31, 2008, none of the collateral debt securities or other assets in the applicable CDOs is in a condition that would cause expedited amortization.

Junior Subordinated Debentures. On April 9, 2007, we issued $60.0 million of trust preferred securities through our unconsolidated subsidiary, JERIT TS Statutory Trust I (the “Trust”), in a private transaction exempt from registration under the Securities Act of 1933, as amended. Concurrently, we issued $61.9 million in junior subordinated debentures to the Trust and made a $1.9 million common equity investment in the Trust. The trust preferred securities have a 30-year term ending April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. The assets of the Trust consist solely of the $61.9 million of junior subordinated notes concurrently issued by us, with terms that mirror the trust preferred securities. We incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the junior subordinated debentures. Unamortized debt issuance costs of $1.0 million are included as a component of deferred financing fees on the consolidated balance sheet at March 31, 2008 and December 31, 2007, respectively.

Our interest in the Trust is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that the Trust is a variable interest entity under FIN46(R) and that we are not the primary beneficiary of the entity. Interest on the junior subordinated debentures, net of interest income on our common equity interest in the Trust, is included in interest expense on our consolidated income statements while the junior subordinated debentures are presented as a liability on our consolidated balance sheet

If we default in the payment of interest or principal on any debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt, requiring us to immediately repay all outstanding principal. If we are unable to make such payments, our lender could force us to sell our securities or foreclose on our assets pledged as collateral to such lender. The lender could also force us into bankruptcy or bring other legal action against us. Any of these events would likely have a material adverse effect on the value of an investment in our common stock. At March 31, 2008, we were in compliance with all covenants and requirements under our repurchase agreements, collateralized debt obligations, and junior subordinated debentures.

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

We intend to make regular quarterly distributions to the holders of our common stock however historical dividends may not be representative of future dividends. Such regular quarterly dividends generally approximate the operating cash flow results from our activities. Special dividends generally approximate our taxable income in excess of our operating cash flow results. The following table summarizes our quarterly distributions in 2008 and 2007:

Quarter	Dividend Type	Record Date	Declaration Date	Payment Date	Amount
First Quarter 2008	Regular	5/1/2008	4/18/2008	5/6/2008	$0.30

					$0.30

First Quarter 2007	Regular	3/30/2007	3/14/2007	4/30/2007	$0.44
Second Quarter 2007	Regular	6/29/2007	6/13/2007	7/31/2007	0.45
Third Quarter 2007	Regular	9/28/2007	9/13/2007	10/31/2007	0.45
Fourth Quarter 2007	Regular	12/28/2007	12/12/2007	1/30/2008	0.45
Fourth Quarter 2007	Special	12/28/2007	12/12/2007	1/30/2008	0.65

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

Contractual Obligations. Purchase commitments and aggregate principal maturities of our repurchase agreements and notes payable at March 31, 2008 was as follows:

	Principal Balance at March 31, 2008	Weighted Avg. Interest Rate at December 31, 2007	Maturity Dates of Obligations
Purchase commitments	$8,409	—	[1]

Repurchase agreements	$196,059	4.4%	[2]

Notes payable	$974,578	3.8%	[3]

Junior subordinated debentures	$61,860	7.2%	[4]

[1]	Maturity date represents the end of the Investment Period for the U.S. Debt Fund. The timing and amount of capital calls are determined as necessary by the General Partner.
[2]

All repurchase agreements as of December 31, 2007 are scheduled to terminate at the earlier of (a) the closing by the Company of its third collateralized debt obligation transaction or (b) July 1, 2009, (Goldman Sachs) although five 3-month extension options exist which cound extend the maturity to October 1, 2009, August 22, 2008 (JP Morgan) or September 12, 2008 (Bear Stearns).

[3]

The maturity dates of the notes payable are contingent upon maturity of assets pledged as collateral and have a remaining expected average maturity of 7.4 years and 7.7 years for CDO I and CDO II, respectively, as of March 31, 2008

[4]

The junior subordinated debentures have a 30-year term ending April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 2.25%, excluding amortization of fees and expenses.

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

The following table summarizes our management and incentive fees for the three months ended March 31, 2008 and 2007, respectively.

	For the Year Ended March 31,		Increase (decrease)
	2008	2007
Base management fees	$1,827	$1,855	$(28)
Incentive fees	—	152	(152)

Total management fees	$1,827	$2,007	$(180)

At March 31, 2008 and December 31, 2007, $0.6 million and $1.2 million, respectively, related to unpaid base management fees are included in due to affiliate in the accompanying consolidated balance sheets. There was no unpaid incentive fee at March 31, 2008 and December 31, 2007, respectively.

Our management agreement provides that we are required to reimburse our manager for certain general and administrative expenses incurred by our manager on our behalf, including our pro rata share of overhead expenses of the manager required for our operations. In November 2006, retroactive to January 1, 2006, the independent members of the board of directors approved an amendment to the management agreement to provide that the allocable overhead reimbursement will be fixed at an amount equal to $0.5 million per annum for 2006, and in each calendar year thereafter, subject to approval by the independent members of the board of directors, $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index (“CPI”) for the applicable year over the CPI for the calendar year 2006. For the three months ended March 31, 2008 and 2007, overhead reimbursements were approximately $0.1 million, respectively. Our manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on our behalf. If such services are provided by the manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants, or other third parties on an arm’s length basis. In accordance with the provisions of the management agreement, we recorded reimbursements for other services provided by the manager of $21 and $17 during the three months ended March 31, 2008 and 2007, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations.

Each CMBS securitization requires a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. As our manager is not a rated special servicer, it appoints J.E. Robert Company or another entity that is a rated special servicer as the special servicer whenever we acquire a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company earned $1.3 million and $1.1 million in fees as special servicer during the three months ended March 31, 2008 and 2007, respectively. All fees due to J.E. Robert Company as special servicer are paid either by the securitization vehicles or the borrowers, not directly by us and such fees are consistent with traditional, well established market standards and are set as part of the arm’s-length negotiations to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company may reduce the amounts available to pay us pursuant to the terms of the applicable CMBS trusts.

In connection with CDO II, one of our wholly owned subsidiaries entered into a Collateral Administration Agreement with J.E. Robert Company, the Collateral Administrator, an affiliate of our manager, pursuant to which the Collateral Administrator has agreed to advise our wholly owned subsidiary on certain matters regarding the collateral interests and other eligible investments securing the notes. The Collateral Administrator will receive two fees payable on a monthly basis, with the first fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the second fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture agreement, each fee payable with different priorities as set forth in the applicable indenture. The Collateral Administration Agreement was approved by the independent members of our board of directors. For the three months ended March 31, 2008 and 2007, we incurred $0.4 million and $0.3 million, respectively, in collateral administration fees pursuant to the Collateral Administration Agreement and such fees are included in general and administrative expenses on the accompanying consolidated statement of operations.

On December 11, 2007, we and JER Fund IV, an investment fund managed by J.E. Robert Company, entered into a limited partnership agreement pursuant to which we and JER Fund IV agreed to co-manage a new private equity fund, known as JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”). The California Public Employees’ Retirement System, CalPERs, committed $200.0 million and we and JER Fund IV each committed $10.0 million to the US Debt Fund. As of March 31, 2008 and December 31, 2007, we have invested $1.6 million and $1.2 million, respectively, into the US Debt Fund which is reflected in investments in unconsolidated joint ventures on the accompanying consolidated balance sheets.

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

During the three months ended March 31, 2008, we did not invest in any CMBS or real estate loan investments where an affiliate of the manager held a controlling equity interest in the borrower. During the year ended December, 2007, we invested in a first mortgage loan participation with a cost basis of $30.0 million and two mezzanine loan participations with an aggregate cost basis of $49.4 million where an affiliate of the manager held a controlling equity interest in the borrower. During the year ended December 31, 2006, we invested in mezzanine loans totaling $65.0 million where an affiliate of the manager held a controlling equity interest in the borrower. The acquisition of these loans to affiliated borrowers was approved by the independent members of our Board of Directors as required by our investment guidelines. During the three months ended March 31, 2008, we received repayments on loans to affiliated borrowers aggregating $0.2 million. At March 31, 2008, loans to affiliated entities had an unamortized cost basis of $122.6 million, an unpaid principal balance of $123.2 million and a carrying value of $114.7 million.

During the year ended December 31, 2005, we originated mezzanine loans with an affiliate of our manager totaling $63.4 million. The ownership was allocated equally between us and the affiliated entity, with our share of the initial loans equal to $31.7 million. At March 31, 2008, there was $3.2 million outstanding related to these loans. The loans were repaid in full in April 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Amounts are presented in thousands except for share and per share data and as otherwise noted)

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

Interest Rate Risk. Interest rate sensitivity refers to the change in earnings and cash flows that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, primarily LIBOR and treasury rates. At March 31, 2008, our primary sensitivity to interest rates related to the income we earned on a portion of our $347 million of floating rate real estate loans and the interest expense incurred on $977 million of floating rate indebtedness, all tied to LIBOR, resulting in net floating rate liabilities of $630 million. We have further mitigated our exposure to changes in interest rates by entering into $707 million of pay-fixed interest rate swaps based on notional amounts in effect at March 31, 2008 thereby reducing exposure to interest rate fluctuations to approximately $77 million of net floating rate assets. The following table presents our pay-fixed interest rate swaps as of March 31, 2008 and December 31, 2007:

Trade Date	Effective Date	Initial Notional Balance	Notional Balance at March 31, 2008	Ending Notional Balance	Fair Value at March 31, 2008 (4)	Fair Value at December 31, 2007	Termination Date	Pay-Fixed Interest Rate
October 2005	November 2005 (1)	$109,977	$109,977	$5,697	$(9,251)	$(4,106)	June 2015	4.9%
September 2006	October 2006 (2)	386,324	340,047	219,929	(27,076)	(12,860)	August 2016	5.1%
September 2006	October 2009 (2)	—	—	80,071	(667)	(1,056)	August 2016	5.2%
February 2007	October 2007 (2)	—	46,277	86,324	(4,829)	(3,719)	October 2014	5.1%
January 2007	November 2007 (3)	100,000	100,000	100,000	(7,214)	(6,185)	December 2016	5.3%
February 2007	November 2007 (3)	45,000	45,000	45,000	(3,861)	(2,079)	September 2016	5.0%
February 2007	November 2007 (3)	26,000	26,000	26,000	(2,287)	(1,244)	February 2017	5.1%
March 2007	November 2007 (3)	40,000	40,000	40,000	(2,182)	(1,631)	January 2017	5.0%

		$707,301	$707,301	$603,021	$(57,367)	$(32,881)

(1)

Swap related to our CDO I financing and is reflected at fair value with the change in value subsequent to December 31, 2007 recorded in other gains (losses) on the consolidated statement of operations due to our election to account for this swap using the FVO effective January 1,2008.

(2)

Swaps related to our CDO II financing and is reflected at fair value with the change in value subsequent to December 31, 2007 recorded in other gains (losses) on the consolidated statement of operations due to our election to account for these swaps using the FVO effective January 1, 2008.

(3)

Swaps related to our current and future anticipated financings were intended to hedge future long-term floating rate debt and is not considered probable as of March 31, 2008 and as a result, the fair value at March 31, 2008 of $(15.5) million has been recorded in other gains (losses) in the consolidated statement of operations during the three months ended March 31, 2008.

(4)

The settlement amount of our interest rate swap liabilities was $(67.2) million as of March 31, 2008. This liability is partially offset by a $9.8 million credit valuation adjustment driven by the SFAS No. 157 requirement to incorporate a valuation adjustment for our and our counter party’s credit rating to arrive at fair value.

At March 31, 2008, the existence of our interest rate swaps substantially mitigate the impact of an interest rate increase on our net earnings and cash flow. As a result of and due to floating rates on our real estate loans certain CDO notes payable and repurchase agreement borrowings, changes in interest rates will generally impact our net income. All of our floating rate assets and liabilities are tied to LIBOR or the applicable base rate subject to certain caps or limitations. The following table shows the estimated change in net income for a 12-month period based on changes in the applicable LIBOR rates applied to floating rate assets, liabilities and interest rate swaps outstanding as of March 31, 2008;

LIBOR Rate Change (Basis Points)	Estimated Increase (Decrease) in Net Income Over 12 Months at March 31, 2008 (1)
(in thousands)
-200	$(816)
-100	(408)
100	695
200	1,390

(1)	Estimated increased (decrease) in net income over next twelve months does not consider the impact of SFAS No. 159 adoption, effective January 1, 2008.

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

Recent Events

Real Estate Loan Repayments

Subsequent to March 31, 2008 and through May 9, 2008, we received $3.3 million of aggregate repayments on real estate loans.

Financing

On April 2, 2008, we sold our remaining 50% interest in the joint venture which owns twelve net leased real estate assets for $39.4 million, which approximates, cost and post sale no longer has any investment in net leased real estate assets.

Other

On May 6, 2008, we paid dividends of $7.7 million, or $0.30 per share of common stock, to shareholders of record on May 1, 2008.

In April 2008, Fitch Ratings announced a downgrade to the ratings of various bond classes within CDO II. However, at May 9, 2008, our investments that serve as collateral for CDO II generally continue to perform consistently with original underwriting.

ITEM 4.	CONTROLS AND PROCEDURES

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is not a party to any legal proceedings

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

JER INVESTORS TRUST INC
(Registrant)

By:	/s/ Joseph E. Robert, Jr.
Name:	Joseph E. Robert, Jr.
Title:	Chief Executive Officer and Chairman of the Board
Date:	May 12, 2008

By:	/s/ J. Michael McGillis
Name:	J. Michael McGillis
Title:	Chief Financial Officer
Date:	May 12, 2008