Form 10-Q
period 2008-06-30
JER Investors Trust Inc
filed 2008-08-11
CIK 1294017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 9, 2008, the registrant had outstanding 25,901,035 shares of common stock, par value $0.01 per share.

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

PART I

ITEM 1.	Interim Financial Information

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$43,364	$87,556
Restricted cash	1,153	6,687
CMBS financed by CDOs, at fair value	390,491	562,056
CMBS not financed by CDOs, at fair value	100,176	155,384
Real estate loans, held for investment, at fair value at June 30, 2008 and amortized cost at December 31, 2007	253,659	274,734
Real estate loans, held for sale, at lower of cost or fair value	141,913	221,599
Investments in unconsolidated joint ventures	3,261	40,764
Accrued interest receivable	9,437	10,415
Due from affiliate	189	199
Deferred financing fees, net	2,076	14,454
Other assets	2,575	2,333

Total Assets	$948,294	$1,376,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
CDO notes payable, at fair value at June 30, 2008; face amount at December 31, 2007	$431,903	$974,578
Repurchase agreements	151,301	261,864
Junior subordinated debentures	61,860	61,860
Interest rate swap agreements, at fair value	27,237	32,881
Accounts payable and accrued expenses	907	921
Dividends payable	7,752	28,391
Due to affiliate	1,477	1,195
Other liabilities	3,058	3,693

Total Liabilities	685,495	1,365,383
Stockholders’ Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized,
25,901,035 shares issued and outstanding	259	259
Additional paid-in capital	392,481	392,270
Cumulative dividends paid/declared	(147,680)	(132,186)
Cumulative earnings	50,632	68,437
Accumulated other comprehensive income (loss)	(32,893)	(317,982)

Total Stockholders’ Equity	262,799	10,798

Total Liabilities and Stockholders’ Equity	$948,294	$1,376,181

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES
Interest income from CMBS	$24,719	$20,531	$46,171	$38,354
Interest income from real estate loans	7,447	10,630	16,333	19,379
Interest income from cash and cash equivalents	194	1,564	616	3,550
Lease income from real estate assets	—	1,404	—	2,777
Equity in earnings, net, of unconsolidated joint ventures	34	—	967	—
Fee income	156	—	253	—
Other income	—	31	—	31

Total Revenues	32,550	34,160	64,340	64,091
EXPENSES
Interest expense	13,782	19,793	29,197	35,424
Management fees, affiliate	1,874	1,850	3,701	3,705
Incentive fees, affiliate	—	235	—	387
Depreciation and amortization of real estate assets	—	206	—	412
General and administrative	1,937	1,975	3,917	4,255

Total Expenses	17,593	24,059	36,815	44,183
INCOME BEFORE OTHER GAINS (LOSSES)	14,957	10,101	27,525	19,908
OTHER GAINS (LOSSES)
Unrealized loss on financial assets financed with CDOs	(7,319)	—	(186,988)	—
Unrealized gain, net, on CDO related financial liabilities	29,942	—	276,516	—
Loss on interest rate swaps	(5,391)	—	(8,166)	—
Loss on impairment of CMBS	(273)	—	(99,852)	—
Unrealized loss, net, on real estate loan held for sale	(506)	—	(28,874)	—
Unrealized gain (loss) on non-CDO interest rate swaps	8,199	—	(7,401)	—
Loss on sale of real estate loan held for sale	(9,249)	—	(9,249)	—
Loss on termination of non-CDO interest rate swap agreement	(1,370)	—	(1,370)	—

Total other gains (losses)	14,033	—	(65,384)	—

NET INCOME (LOSS)	$28,990	$10,101	$(37,859)	$19,908

Net earnings per share:
Basic	$1.13	$0.39	$(1.47)	$0.77

Diluted	$1.13	$0.39	$(1.47)	$0.77

Weighted average shares of common stock outstanding:
Basic	25,738,893	25,695,178	25,723,476	25,693,615

Diluted	25,761,345	25,720,330	25,762,299	25,715,513

Dividends declared per common share	$0.30	$0.45	$0.60	$0.89

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Dividends Paid/Declared	Cumulative Earnings (Losses)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2007	25,901	$259	$392,270	$(132,186)	$68,437	$(317,982)	$10,798
Cumulative effect of adoption of SFAS No. 159
Assets					(248,347)	225,991	(22,356)
Liabilities					268,401	—	268,401

Total cumulative effect of adoption of SFAS No. 159					20,054	225,991	246,045
Comprehensive income (loss):
Net income (loss)					(37,859)		(37,859)
Recognition of previously unrealized losses on non CDO- related interest rate swap agreements in other comprehensive income at December 31, 2007						10,795	10,795
Amortization of swap termination costs						250	250
Amortization of unrealized losses on CDO related interest rate swaps in other comprehensive income at December 31, 2007						1,144	1,144
Unrealized (losses) on non-CDO CMBS available for sale						(7,548)	(7,548)
Recognition of previously unrealized losses on non-CDO related CMBS in other comprehensive income at December 31, 2007						54,457	54,457

Total comprehensive income (loss)							$21,239
Dividends declared				(15,494)			(15,494)
Stock based compensation- restricted share awards			211				211

Balance at June 30, 2008	25,901	$259	$392,481	$(147,680)	$50,632	$(32,893)	$262,799

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(37,859)	$19,908
Adjustments to reconcile net income to net cash provided by operating activities:
CMBS discount (accretion) amortization, net	(1,395)	1,444
Amortization of debt issuance costs	1,771	908
Accretion of premiums or discounts on real estate loans	—	(505)
Amortization of other comprehensive (income) loss related to CDO related interest rate swap agreements	1,397	215
Depreciation and amortization on real estate assets	—	413
Unrealized (gain) loss on CDO related financial assets and liabilities, net	(89,528)	—
Unrealized loss on interest rate swap agreement	8,764	—
Unrealized loss on impairment of CMBS	99,852	—
Loss on sale of real estate loan held for sale	9,249	—
Unrealized loss on real estate loans held for sale, net	28,874	—
Equity in earnings, net, from unconsolidated joint ventures	(966)	—
Distributions from unconsolidated joint ventures	1,252	—
Straight line rental income	—	(819)
Payment-in-kind (PIK) interest on real estate loan held for sale	(2,099)	—
Stock compensation expense	211	242
Changes in assets and liabilities:
Decrease (increase) in other assets	(242)	(185)
Decrease (increase) in accrued interest receivable	978	(1,929)
Increase (decrease) in due to/from affiliates, net	302	(409)
Increase (decrease) in accounts payable and accrued expenses and other liabilities, net	(662)	2,600

Net cash provided by operating activities	19,899	21,883

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of CMBS	—	(181,590)
Purchase of real estate loans	—	(413,048)
Purchase of real estate assets	—	(38,749)
Investment in unconsolidated joint ventures	(2,231)	—
Decrease in restricted cash, net	5,534	4,080
Proceeds from sale of unconsolidated joint ventures	39,448	—
Proceeds from repayment of real estate loans	7,471	150,064
Proceeds from sale of real estate loans held for sale	36,191	—

Net cash provided by (used in) investing activities	86,413	(479,243)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(36,133)	(29,843)
Proceeds from repurchase agreements	1,556	473,868
Repayment of repurchase agreements	(112,119)	(180,581)
Proceeds from issuance of junior subordinated debentures	—	61,860
Purchase of common equity in JERIT TS Statutory Trust I	—	(1,860)
Payment of financing costs	(2,438)	(1,030)
Payment of interest rate swap termination costs	(1,370)	—

Net cash (used in) provided by financing activities	(150,504)	322,414

Net decrease in cash and cash equivalents	(44,192)	(134,946)
Cash and cash equivalents at beginning of period	87,556	143,443

Cash and cash equivalents at end of period	$43,364	$8,497

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$34,878	$33,474

Dividends declared but not paid	$7,752	$11,609

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

Subject to certain restrictions and limitations, the business of the Company is managed by JER Commercial Debt Advisors LLC (the “Manager”). The consolidated financial statements of JER Investors Trust Inc. include the accounts of the Company, six wholly-owned subsidiaries created in connection with the Company’s collateralized debt obligations (“CDO”), five wholly-owned subsidiaries established for financing purposes and the Company’s taxable REIT subsidiary (“TRS”). There are no balances or activities in the TRS and two of the financing subsidiaries.

2. RECENT DEVELOPMENTS IN THE CREDIT MARKETS AND THE COMPANY’S LIQUIDITY

Recently, significant disruptions in the global credit markets have had a substantial effect on market participants. These disruptions have led to, among other things, a significant decline in the fair value of many mortgage related investments, as well as a significant contraction in commercial paper and other short-term and long-term funding sources, including sources that the Company depends on to finance certain of its investments, specifically repurchase agreements and commercial real estate collateralized debt obligations (CRE CDOs). As a result, many companies have had difficulty valuing certain of their holdings as a result of market illiquidity as well as obtaining sustainable long-term sources of capital to adequately finance their business. The Company has had a similar experience in the current capital markets environment.

During the second half of 2007 and continuing through the second quarter of 2008, the Company has generally seen a significant widening of credit spreads in both the subordinate CMBS market which includes bonds rated BB+ through NR classes, and in the investment grade tranches of BBB- and above. For example, the credit spread over applicable swap rates for typical BBB- CMBS new-issue bonds was estimated to exceed 1800 basis points as of June 30, 2008 compared to approximately 900 basis points as of December 31, 2007 and approximately 95 basis points as of December 31, 2006. Additionally, the Company has seen widening of credit spreads on real estate loans, including B-Notes, mezzanine loans and whole loans, although not as dramatic as that seen in the CMBS market.

The Company finances certain of its investments with repurchase agreements that are subject to margin calls. Under the terms of the repurchase agreements, the value of assets underlying the debt is marked-to-market by the counterparty at its discretion, as frequently as on a daily basis. If the value of the underlying asset declines, the counterparty has the ability to require us to post additional margin – cash or other collateral – to compensate for the decline in value of the asset (conversely, if the value of the underlying asset increases, a portion of the margin we previously posted may be returned to us, although this has happened on a limited basis to date). Primarily as a result of spread widening, the Company has had significant margin calls on its’ repurchase agreement facilities based upon fair market value determinations of the underlying collateral. For the twelve months ended June 30, 2008, the Company paid $141.9 million in margin calls. During the three and six months ended June 30, 2008, such margin calls totaled $18.3 million and $84.0 million, respectively. There have been $9.5 million of margin calls subsequent to June 30, 2008 through August 4, 2008. These events have had a significant adverse impact on the Company’s liquidity position and its ability to achieve its long- term financing objectives. The Company’s liquidity, results of operations and financial condition have been and may continue to be adversely impacted if market conditions continue to deteriorate and by continued margin calls under the repurchase agreements. Additionally, in order to obtain cash to satisfy margin calls the Company may liquidate assets at an inopportune time, which could result in further significant realized losses. Given the current volatility in the capital markets, the Company cannot predict changes in the market value of collateral and potential margin call requirements, if any, under its repurchase agreement facilities.

In order to ensure that the Company continues to have adequate liquidity in this turbulent market environment, the Company sold its remaining 50% interest in the Charter Schools Joint Venture for approximately $39.4 million in April 2008, sold a whole mortgage loan classified as held for sale for $36.6 million (before transaction costs) in June 2008 and as of June 30, 2008 has five additional real estate loan investments classified as held for sale in order to provide additional potential sources of liquidity for general corporate purposes, including debt repayment and acquisitions, among other items. The Company sold one of those loans in July 2008, generating total proceeds of $54.8 million. The Company’s current liquidity plans involve extending and/or replacing certain of its repurchase agreement facilities, sale of additional assets and evaluating other potential financing and capital raise options. Although the Company cannot provide any assurances that these plans individually or collectively will be accomplished, management believes that achievement of certain of the plans should continue to provide the Company with adequate liquidity.

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

Currently, the market for short-term credit facilities is very challenging and many lenders are actively seeking to reduce their balances outstanding by lowering advance rates on financed assets and increasing borrowing costs, to the extent such facilities continue to be available. The Company currently has three repurchase agreements outstanding with JPMorgan Chase, Bear Stearns and Goldman Sachs which have stated maturity dates of August 22, 2008, September 12, 2008 and October 1, 2009. With respect to the Goldman Sachs facility, the Company is obligated to pay quarterly availability fees to maintain the facility through October 1, 2009. The Company has recently agreed in principle on terms with JPMorgan related to the extension and consolidation of our CMBS repurchase agreement facilities with JPMorgan and Bear Stearns. It is anticipated that the term of the facility will be extended to August 2009 and require a partial paydown of outstanding borrowings due to lower advance rates and be fully recourse to the Company, among other items. The Company is in the process of completing final legal documentation of this agreement.

In the event the Company is unable to maintain or extend existing and/or secure new lines of credit or collateralized financing on favorable terms, its ability to successfully implement its investment strategy may be significantly impacted and returns to investors may be reduced. In the event the Company’s current short-term credit facilities are not extended or extended with lower advance rates on collateral, the Company may be required to sell assets at potentially unfavorable prices to payoff such facilities which may reduce earnings and operating cash flow.

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

Restricted Cash

Restricted cash consists of principal and interest payments received by the trustee on investments that serve as collateral for CDO I and CDO II, as defined in Note 9 with such interest payments remitted to the Company on a monthly basis. As of December 31, 2007, restricted cash also included cash posted with interest rate swap counterparties to secure out of the money positions on the Company’s interest rate swap agreements. The Company was not required to post cash as collateral under its existing interest rate swap agreements as of June 30, 2008.

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

As a result of electing the FVO for our CDO notes payable, the related unamortized deferred financing fees were charged against cumulative earnings as of January 1, 2008. There were no financial assets or liabilities acquired during the first or second quarters of 2008, but the Company may elect the FVO for financial assets acquired or financial liabilities incurred in the future.

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

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measurement. Therefore, even when market participant assumptions are not readily available, management’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheets as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Ineffectiveness, if any, is recorded in the income statement. The net gain or loss related to the termination of a derivative instrument remains in accumulated other comprehensive income (loss) and is amortized into earnings during the same period in which the original hedged transaction affects earnings when it is probable that the forecasted transaction will occur within the originally specified time period. The Company periodically reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly as required by the standard. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS No. 133. See Note 11 for information related to our interest rate swap agreements outstanding as of June 30, 2008 and December 31, 2007. As of June 30, 2008 and December 31, 2007, the Company had no fair value or cash flow hedges as of June 30, 2008.

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

In accordance with SFAS No. 65, real estate loans that the Company does not have the ability and/or intent to hold until maturity are classified as loans held for sale. Real estate loans held for sale are carried at the lower of cost or market value, on an individual loan basis, using available market information obtained through consultation with dealers or other originators of such investments. Unamortized discounts or premiums are written off on all loans classified as held for sale as well as loans for which the Company elected the fair value option.

Real Estate and Depreciation

The Company accounts for real estate acquisitions pursuant to SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” and SFAS No. 141, “Business Combinations.” Accordingly, the Company allocates the purchase price among land, buildings, improvements, lease intangibles, and any personal property acquired based on estimated relative fair values at the time of acquisition. All capital improvements that extend the useful life of the asset are capitalized and depreciated over their estimated useful lives. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Depreciation on building and improvements is generally provided on a straight-line basis over 39 years for buildings or over the life of the respective improvement ranging from 5 to 20 years. Depreciation expense for the three and six months ended June 30, 2008 was $0 and $0.2 million, respectively, and is included as a component of equity in earnings from unconsolidated joint ventures on the consolidated statement of operations while depreciation expense for the three and six month ended June 30, 2007 was $0.2 million and $0.4 million, respectively. Repairs and maintenance costs are expensed as incurred. As of June 30, 2008, the Company had no remaining investments in real estate assets.

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

As a result of the adoption of SFAS No. 159 on CDO notes payable, the Company recorded a charge against cumulative earnings for unamortized deferred financing costs related to such notes payable as of January 1, 2008 and any future costs will be expensed as incurred.

Dividends to Stockholders

In order for corporate income tax not to apply to the earnings the Company distributes, the Company must distribute to its stockholders an amount at least equal to (i) 90% of its REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain), plus (ii) 90% of the excess of its net income from foreclosure property (as defined in Section 856(e) of the Internal Revenue Code) over the tax imposed on such income by the Internal Revenue Code, less (iii) any excess non-cash income (as determined under the Internal Revenue Code). The Company is subject to income tax on income that is not distributed, and to an excise tax to the extent that certain percentages of its income are not distributed by specified dates. The actual amount and timing of distributions is at the discretion of the Company’s Board of Directors, and depends upon various factors. Dividends to stockholders are accrued on the declaration date.

Earnings per Share

The Company calculates basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share (“EPS”) is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised using the treasury stock method. Vested equity awards are included in both basic and diluted EPS. Nonvested equity awards are included in diluted EPS to the extent that they are dilutive under the treasury stock method. At June 30, 2008, 163,534 restricted share awards are considered to be issued for purposes of issued and outstanding shares per the balance sheet but are excluded from basic EPS under SFAS No. 128 as nonvested equity awards. Nonvested equity awards with market or performance conditions are considered contingently issuable shares under SFAS No. 128 and are included in diluted EPS only to the extent that the condition would have been satisfied if the end of the reporting period were the end of the contingency period. The performance or market condition for 90,750 restricted share awards and 75,000 stock options would not have been satisfied as of June 30, 2008 and therefore these share awards have been excluded from the diluted EPS calculation for the three and six months ended June 30, 2008. The dilutive effect of 163,584 shares of non-vested restricted stock has been excluded from the calculation of basic EPS for the three and six months ended June 30, 2008 and 75,000 unexercised stock options have been excluded from the calculation of basic EPS for the three and six months ended June 30, 2008 and 2007.

The following table presents a reconciliation of basic and diluted weighted average common shares for the three and six months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Basic weighted average common shares	25,738,893	25,695,178	25,723,476	25,693,615
Dilutive potential common shares
Directors and officers stock awards	22,452	25,152	38,823	20,621
Officer stock options	—	—	—	1,277

Diluted weighted average common shares	25,761,345	25,720,330	25,762,299	25,715,513

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). The Company’s accumulated other comprehensive income (loss) is comprised primarily of unrealized gains and losses on securities categorized as available-for-sale, swap termination costs amortized through a charge to interest expense over the life of the hedge and from net realized and unrealized gains and losses on certain derivative instruments accounted for as cash flow hedges through December 31, 2007. During the three and six months ended June 30, 2008 and 2007, the Company amortized a net amount of $0.7 million and $1.4 million, respectively, from accumulated other comprehensive income (loss) to unrealized gain (loss) related to discontinued hedge accounting and terminated cash flow hedges more fully described in Note 11. Total comprehensive income (loss) for the six months ended June 30, 2008 was $21.2 million.

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

Lease income from leased real estate assets is recognized on a straight-line basis over the terms of the lease in accordance with SFAS No. 13. For the three and six months ended June 30, 2007, $0.4 million and $0.8 million, respectively, of rent recognized as income in excess of amounts contractually due pursuant to the underlying leases is included in lease income from real estate assets.

For the three and six months ended June 30, 2008, $0 and $0.4 million, respectively, is included in equity in earnings from unconsolidated joint ventures on the consolidated statement of operations.

In accordance with the criteria established in SFAS No. 13, Accounting for Leases, the Company has evaluated each lease agreement related to the net leased real estate assets and determined all leases are operating leases through October 30, 2007 as more fully described in Note 7. In April 2008, the Company sold its remaining 50% interest in the Joint Venture for $39.4 million, which approximated cost basis, and no longer has any investment in net lease real estate assets subsequent to the sale.

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

Loan Loss Provisions

The Company purchases and originates commercial real estate mortgage and mezzanine loans to be held as long-term investments. The loans are evaluated for possible impairment on a quarterly basis. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment occurs when it is deemed probable the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company will establish a reserve for loan losses and a corresponding charge to earnings through the provision for loan losses. Significant judgments are required in determining impairment, which includes making assumptions regarding the value of the loan, the value of the real estate or partnership interests that secure the loan and any other applicable provisions, including guarantee and cross-collateralization features, if any. There were no loan loss reserves recorded as of June 30, 2008 and December 31, 2007, respectively, and there were no provisions for loan losses recorded during the three and six months ended June 30, 2008 and 2007, respectively.

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

The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria under SFAS No. 140. Additionally, the standard setters continue to review the FIN 46(R) provisions related to the computations used to determine the primary beneficiary of a VIE. Future guidance from the standard setters may require the Company to consolidate CMBS trusts in which the Company has invested. In April 2008, the FASB voted to issue an exposure draft in the near future which may propose significant changes to SFAS No. 140 and in June 2008, the FASB voted to issue an exposure draft which may alter the definition of primary benificiaries as defined under FIN 46(R). The Company will closely monitor any developments in this area and assess the impact on any such amendment to its financial statements.

The table below details information about the Company’s CMBS investments, including the purchase date, the face amount of the total CMBS issuance, the original face amount of our CMBS investments, and the amortized cost of our CMBS investments as of June 30, 2008 and December 31, 2007 (in thousands):

CMBS Trust	Investment Date	Total Face Amount of CMBS Issuance	Original Face Amount of Investment	Amortized Cost (1) as of
				June 30, 2008	December 31, 2007
MACH One 2004-1	July 2004	$643,261	$50,637	$11,998	$19,672
CSFB 1998-C1	August 2004	2,482,942	12,500	9,132	9,565
CSFB 2004-C4	November 2004	1,138,077	52,976	11,733	22,575
MLMT 2004-BPC1	November 2004	1,242,650	76,986	14,976	26,174
JPMCC 2004-C3	December 2004	1,517,410	81,561	20,201	35,800
JPMCC 2005-CIBC11	March 2005	1,800,969	70,035	15,432	33,761
BACM 2005	April 2005	2,322,091	84,663	25,050	41,630
LB UBS 2005-C2	April 2005	1,942,131	7,000	2,432	4,328
CSFB 2005-C2	May 2005	1,614,084	82,261	22,507	37,695
LB UBS 2005-C3	June 2005	2,060,632	39,335	8,544	17,626
JPMCC 2005-CIBC12	July 2005	2,167,039	70,429	14,980	33,793
JPMCC 2005-LDP4	September 2005	2,677,075	90,352	23,692	48,731
MSCI 2005-IQ10	October 2005	1,546,863	55,274	14,267	30,694
MLMT 2005 CK11	December 2005	3,073,749	96,066	28,472	51,689
MSC 2006 HQ8	March 2006	2,731,231	105,707	33,055	62,181
JPMCC 2006-CIBC15	June 2006	2,118,303	71,493	16,951	37,436
CGCMT 2006-C4	June 2006	2,263,536	84,395	23,238	50,759
MSCI 2006- HQ9	August 2006	2,565,238	81,338	20,760	48,577
MLMT 2006- C2	August 2006	1,542,697	60,067	18,341	38,249
JPMCC 2006- LDP8	September 2006	3,066,028	107,158	29,237	64,231
CD 2006- CD3	October 2006	3,571,361	110,713	26,263	62,616
MSCI 2007- HQ11	February 2007	2,417,647	89,530	26,360	58,401
GCCFC 2007- GG9	March 2007	6,575,924	34,167	12,309	31,061
JPMCC 2007- LDP10	March 2007	5,331,517	151,616	42,175	85,343
WAMU 2007- SL3	June 2007	1,284,473	6,500	3,136	5,746
JPMCC 2007- LDP12	August 2007	2,310,556	81,402	19,881	39,554

Total		$62,007,484	$1,854,161	$495,122	$997,887

(1)

The decline in amortized cost from December 31, 2007 to June 30, 2008 is due primarily the recognition of unrealized losses of $504.2 million for the six month ended June 30, 2008, which included $280.5 million of unrealized loss at January 1, 2008.

The Company’s maximum carrying value exposure to loss as a result of its investment in these securities totaled $495.1 million and $997.9 million as of June 30, 2008 and December 31, 2007, respectively. However, the Company has reduced its maximum economic loss exposure through the use of non-recourse and partial recourse financing vehicles for these investments.

The financing structures that the Company offers to its borrowers on certain of its loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46(R). Management has evaluated these entities and has concluded that none of them are VIEs that are subject to consolidation under FIN 46(R).

In April 2007, the Company created a trust subsidiary for the purpose of issuing trust preferred securities. The trust is considered a VIE under FIN 46(R) and it was determined that the Company is not the primary beneficiary of the trust. Accordingly, the trust is accounted for using the equity method of accounting. Refer to Note 9 for further details.

In October 2007, the Company sold a 50% interest in all twelve of its net leased real estate assets by forming a joint venture with an unrelated third party. The joint venture was not considered a VIE under FIN 46(R) and the Company accounted for its investment in the joint venture under the equity method of accounting. In April 2008, the Company sold its remaining 50% interest in the Joint Venture for $39.4 million which approximated cost basis.

In December 2007, the Company entered in an agreement to invest up to $10.0 million into a fund, defined as the JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”) established to buy loans secured, directly or indirectly, by commercial real estate, including B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products such as CMBX and credit default swaps. Excluded investments for the US Debt Fund include non-performing loans, fee-simple ownership interests, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by us or an affiliate of our Manager and net leased real estate assets. The US Debt Fund is not considered a VIE under FIN 46(R). Accordingly, the US Debt Fund is accounted for using the equity method of accounting. As of June 30, 2008 and December 31, 2007, the Company had invested $3.3 million and $1.2 million, respectively, in the US Debt Fund.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data or assumptions of market participants. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and was adopted on January 1, 2008 by us. Under SFAS No. 157, valuations of assets and liabilities must reflect the fair value of the instrument including the values associated with credit risk. Consequently, the Company must value its derivative liabilities taking into account its credit risk and the credit risk of the counterparties and thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Effective January 1, 2008, the Company updated its methodology to calculate the impact of both the counterparty and its own credit standing which had the impact of reducing by $3.5 million the aggregate fair value of our derivative liabilities as of June 30, 2008. The fair value of the derivative liability is determined under SFAS 157 as the price that would be paid to transfer the liability to a market participant with the same credit risk as the Company. However, if the Company were to terminate or settle all of its derivative liabilities with its counter parties, the amount due as of June 30, 2008 was $30.7 million.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of SFAS No. 115. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company elected the fair value option for all financial assets and liabilities associated with its CDO I and CDO II financings. The impact of adopting SFAS No. 159 increased stockholders’ equity by approximately $246 million as of January 1, 2008, which can be attributed to an increase in retained earnings of approximately $20 million and an increase in accumulated other comprehensive loss of approximately $226 million (See Note 4). The adoption of SFAS No. 159 did not have an impact on the operating cash flows of the Company. The primary reason the Company selected the fair value option for all assets and liabilities associated with our CDO I and CDO II financings was to provide a consistent balance sheet presentation of the fair value of both the assets and liabilities associated with those financings. The Company has not acquired assets or incurred debt during the first six months of 2008 but expects to elect the fair value option in the future if we conduct similar long-term match funded financing transactions.

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

In February 2008, the FASB issued Staff Position No. 140-3, or FSP No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP No. 140-3 provides guidance on the accounting for a purchase of a financial asset from a counterparty and contemporaneous financing of the acquisition through repurchase agreements with the same counterparty. Under this guidance, the purchase and related financing are linked, unless all of the following conditions are met at the inception of the transaction: 1) the purchase and corresponding financing are not contractually contingent; 2) the repurchase financing provides recourse; 3) the financial asset and repurchase financing are readily obtainable in the marketplace and are executed at market rates; and 4) the maturity of financial asset and repurchase are not coterminous. A linked transaction would require a determination under SFAS No. 140 to conclude if the transaction meets the requirements for sale accounting. If the linked transaction does not meet sale accounting requirements, the net investment in the linked transaction is to be recorded as a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. The Company currently presents these transactions gross, with the acquisition of the financial assets in total assets and the related repurchase agreements as financing in total liabilities on the consolidated balance sheets and the interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated income statements. FSP No. 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect, if any, that this pronouncement will have on its future financial position or results of operations.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-06-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, or FSP EITF 03-06-1. This standard requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or payments shall be included in the computation of a company’s earnings per share pursuant to the two-class method. In effect, FSP EITF 03-06-1 requires companies to report basic and diluted earnings per share in two broad categories. First, companies would be required to report basic and diluted earnings per share associated with the unvested share-based payments with nonforfeitable rights. Second, companies would separately report basic and diluted earnings per share for their remaining common stock. FSP EITF 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share presented must be adjusted retrospectively to conform to the provisions of this FSP. Early application is not permitted. The Company is currently evaluating the impact of FSP EITF 03-06-1 will have on our financial position, results of operations and financial disclosures.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

4. FAIR VALUE MEASUREMENTS

Election of the Fair Value Option (‘FVO’) under SFAS No. 159

The Company adopted SFAS No. 159 on January 1, 2008 and elected the FVO to measure of all of its financial assets and liabilities associated with our CDO I and II financings at fair value. The Company elected the FVO to provide a consistent balance sheet presentation of the fair value of both the assets and liabilities associated with those CDO financings. As a result of our election of the FVO, all changes in fair value of the elected assets and liabilities are recorded with charges in fair value recognized through earnings. The following financial assets and liabilities were accounted for using the FVO as of June 30, 2008:

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

Assets and liabilities carried at fair value on a recurring basis

The following table sets forth assets and liabilities carried at fair value on a recurring basis on the balance sheet as of June 30, 2008. Assets and liabilities have been grouped in their entirety based on the lowest level of input that is significant to the fair value measurement as required by SFAS 157.

($ in thousands)	Fair Value Measurement as of June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CMBS, at fair value:
CMBS financed by CDOs, at fair value	$390,491	$—	$—	$390,491
CMBS not financed by CDOs, at fair value	100,176	—	—	100,176
Real estate loans, held for investment, at fair value	253,659	—	—	253,659
Real estate loans, held for sale, at lower of cost or fair value	141,913			141,913

Total Assets	$886,239	$—	$—	$886,239

Liabilities:
CDO notes payable, at fair value	$431,903	$—	$—	$431,903
Interest rate swap agreements, at fair value, related to CDOs	19,501	—	—	19,501
Interest rate swap agreements, at fair value, not related to CDOs	7,736	—	—	7,736

Total Liabilities	$459,140	$—	$—	$459,140

The following tables present a summary of the changes in the fair values for the three and six months ended June 30, 2008 of Level 3 assets and liabilities carried at fair value as of June 30, 2008.

		Level 3 Fair Value Measurements for the Three Months Ended June 30, 2008
			Gains/(Losses) Included in Income
(amounts in thousands)	FVO Election (Yes/No)	Beginning Balance as of April 1, 2008	Unrealized	Realized	Transfer from Accumulated Other Comprehensive Income to Gains (Losses)	Total Gains (Losses)	Transfer to Accumulated Other Comprehensive Income Gains (Losses)	Purchases, Sales, Repayments, Issuances, & Settlements, net	Premium/ Discount Amortization	Transfers In/ (Out) of Level 3	Ending Balance as of June 30, 2008	Gains/ (Losses) Included in Earnings Related to Assets/ Liabilities held at June 30, 2008
Assets:
CMBS, at fair value:
CMBS, financed by CDOs, at fair value	Yes	$388,146	$(428)	$—	$—	$(428)		$—	$2,773	$—	$390,491	$(428)
CMBS, not financed by CDOs, at fair value	No	109,076	(273)	—	—	(273)	(7,583)	—	(1,045)	—	100,176	(273)
Real estate loans, held for investment, at fair value	Yes	260,558	(6,856)	—	—	(6,856)		—			253,659	(6,856)
Real estate loans, held for sale, at lower of cost or fair value	No	189,209	(506)	(9,249)	—	(9,755)		(37,541)			141,913	(9,755)

Total Assets		$946,989	$(8,063)	$(9,249)	$—	$(17,312)	$(7,583)	$(37,541)	$1,728	$—	$886,239	$(17,312)

Liabilities:
CDO notes payable, at fair value, related to CDOs	Yes	$(439,524)	$7,585	$—	$—	$7,585	$—	$—	$—	$—	$(431,903)	$7,585
Interest rate swap agreements, at fair value, related to CDOs	Yes	(41,823)	22,322	—	—	22,322	—	—	—	—	(19,501)	22,322
Interest rate swap agreements, at fair value, not related to CDOs	No	(15,544)	8,199	(1,370)	—	6,829	—	1,370	—	—	(7,736)	6,829

Total Liabilities		$(496,891)	$38,106	$(1,370)	$—	$36,736	$—	$1,370	$—	$—	$(459,140)	$36,736

Gains and Losses (Realized and Unrealized) Included In Earnings for the Three Months Ended June 30, 2008

	Loss on CMBS Financed by CDO’s	Loss on CMBS Not Financed by CDOs	Loss on Real Estate Loans Held for Investment	Loss on Real Estate Loans Held for Sale	Total Losses
Total gains (losses) included in earnings for the period	$(428)	$(273)	$(6,856)	$(9,755)	(17,312)

Change in gains or losses related to financial assets still held at reporting date	$(428)	$(273)	$(6,856)	$(9,755)	$(17,312)

	Gain on CDO Notes Payable	Gain on CDO Related Interest Rate Swaps	Loss on Non- CDO Related Interest Rate Swaps	Total Gains
Total gains (losses) included in earnings for the period	$7,585	$22,322	$6,829	$36,736

Change in gains or losses related to financial liabilities still held at reporting date	$7,585	$22,322	$6,829	$36,736

		Level 3 Fair Value Measurements for Six Months Ended June 30, 2008
			Gains/(Losses) Included in Income
(amounts in thousands)	FVO Election (Yes/No)	Beginning Balance as of December 31, 2007	Unrealized	Realized	Transfer from Accumulated Other Comprehensive Income to Gains (Losses)	Total Gains (Losses)	Transfer to Accumulated Other Comprehensive Income Gains (Losses)	Purchases, Sales, Repayments, Issuances, & Settlements, net	Premium/ Discount Amortization	Transfers In/ (Out) of Level 3	Ending Balance as of June 30, 2008	Gains/ (Losses) Included in Earnings Related to Assets/ Liabilities held at June 30, 2008
Assets:
CMBS, at fair value:
CMBS, financed by CDOs, at fair value	Yes	$562,056	$(175,189)	$—	$—	$(175,189)	$—	$—	$3,624	$—	$390,491	$(175,189)
CMBS, not financed by CDOs, at fair value	No	155,384	(45,392)	—	(54,457)	(99,852)	(7,583)	—	(2,234)	—	100,176	(99,852)
Real estate loans, held for investment, at fair value	Yes	265,423	(11,764)	—	—	(11,764)	—	—	43	—	253,659	(11,764)
Real estate loans, held for sale, at lower of cost or fair value	No	221,599	(28,874)	(9,249)	—	(38,123)	—	(41,674)	111	—	141,913	(38,123)

Total Assets		$1,204,462	$(261,219)	$(9,249)	$(54,457)	$(324,928)	$(7,583)	$(41,674)	$1,544	$—	$886,239	$(324,928)

Liabilities:
CDO notes payable, at fair value, related to CDOs	Yes	$(706,177)	$274,237	$—	$—	$274,237	$—	$—	$—	$—	$(431,903)	$274,237
Interest rate swap agreements, at fair value, related to CDOs	Yes	(21,741)	2,244	—	—	2,244	—	—	—	—	(19,501)	2,244
Interest rate swap agreements, at fair value, not related to CDOs	No	(11,139)	3,394	(1,370)	(10,795)	(8,771)	—	1,370	—	—	(7,736)	(8,771)

Total Liabilities		$(739,057)	$279,875	$(1,370)	$(10,795)	$267,710	$—	$1,370	$—	$—	$(459,140)	$267,710

Gains and Loses (Realised and Unrealised) Included In Earnings for the Six Months Ended June 30, 2008)

	Loss on CMBS Financed by CDO’s	Loss on CMBS Not Financed by CDOs	Loss on Real Estate Loans Held for Investment	Loss on Real Estate Loans Held for Sale	Total Losses
Total gains (losses) included in earnings for the period	$(175,189)	$(99,852)	$(11,764)	$(38,123)	(324,928)

Change in gains or losses related to financial assets still held at reporting date	$(175,189)	$(99,852)	$(11,764)	$(38,123)	$(324,928)

	Gain on CDO Notes Payable	Gain on CDO Related Interest Rate Swaps	Loss on Non- CDO Related Interest Rate Swaps	Total Gains
Total gains (losses) included in earnings for the period	$274,237	$2,244	$(8,771)	$267,710

Change in gains or losses related to financial liabilities still held at reporting date	$274,237	$2,244	$(8,771)	$267,710

5. CMBS

The following is a summary of the Company’s CMBS investments as of June 30, 2008 and December 31, 2007:

		June 30, 2008
		Amortized Cost(3)	Gross Unrealized		Estimated Fair Value	Weighted Average
Security Description	Face Amount		Gains	Losses		Coupon	Yield (4)	Term (yrs)
CMBS not financed by CDOs (1)	$453,105	$107,724	$392	$(7,940)	$100,176	5.2%	20.6%	8.6
CMBS financed by CDOs (2)	1,307,637	387,398	10,909	(7,816)	390,491	5.1%	20.0%	9.4

	$1,760,742	$495,122	$11,301	$(15,756)	$490,667	5.1%	20.1%	9.2

(1)

CMBS not financed by CDO’s are fair valued based on SFAS No. 157 and accounted for as available for sale securities pursuant to SFAS No. 115 and EITF 99-20 and thereby subject to potential other than temporary impairment charges.

(2)

CMBS financed by CDO’S are fair valued based on SFAS No. 157 and accounted for using the fair value election pursuant to SFAS No. 159 as of January 1, 2008 and are not subject to other than temporary impairment charges as changes in fair value are recorded as a component of other gains (losses) in the consolidated statement of operations. For the three and six months ended June 30, 2008, the Company recorded a $3.5 million and $404.3 million, respectively, reduction in the amortized cost basis of CMBS assets financed by CDOs pursuant to EITF 99-20 and SFAS No. 159.

(3)

As a result of recording an other than temporary impairment charge at March 31, 2008, the amortized cost of these CMBS securities were written down to their estimated fair value at that date. Subsequent to March 31, 2008, unrealized gains/losses on CMBS not financed by CDOs, if any, that are not considered other than temporary impairment will be included in other comprehensive income (loss).

(4)	Yield is based on amortized cost.

		December 31, 2007
		Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
Security Description	Face Amount		Gains	Losses		Coupon	Yield (1)	Term (yrs)
CMBS not financed by CDOs	$453,105	$209,840	$548	$(55,004)	$155,384	5.2%	9.0%	9.6
CMBS financed by CDOs	1,309,052	788,047	2,069	(228,060)	562,056	5.1%	8.6%	10.4

	$1,762,157	$997,887	$2,617	$(283,064)	$717,440	5.1%	8.7%	10.2

(1)	Yield is based on amortized cost.

The unrealized gains (losses) are primarily the result of changes in spreads and market interest rates subsequent to the purchase of a CMBS investment.

The Company’s valuation and income recognition processes involves estimating loss adjusted cash flows over the expected term of the securities and determining an effective yield to maturity based on those cash flow estimates. For CMBS, if there is an adverse change in the net present value of projected cash flows from those estimated in the previous period, and the fair value of the security is below its amortized cost basis, the Company will reduce the amortized cost basis to fair value, pursuant to EITF 99-20. Additionally, if CMBS assets are in a significant unrealized loss position for an extended period of time, the Company will consider reducing the amortized cost basis to fair value pursuant to guidance outlined in EITF 99-20, FSP 115-1 and SAB 59. For assets in which we did not elect the FVO, this would result in an other than temporary impairment charge on the consolidated statement of operations. We recorded non-cash impairment charges of $0.3 million and $99.9 million for the three and six months ended June 30, 2008 on our CMBS investments not financed by CDO’s. The non-cash impairment charge includes $0.3 million and $2.4 million of charges related to declines in the projected net present value of future cash flows on certain of the CMBS investments pursuant to EITF 99-20. The remaining non-cash CMBS impairment charge of $97.5 million was booked in the first quarter of 2008 and relates to other than temporary declines in fair value due to widening credit spreads for CMBS investments which began in the first half of 2007, accelerated throughout the second half of 2007 and continued through the first quarter of 2008 resulting in both increased severity of the level of unrealized losses as well as increased duration of such unrealized losses. For the three and six months ended June 30, 2007, we recorded no non-cash impairment charges on our CMBS investments.

As a result of the write-down in value of our CMBS assets financed by CDO’s due to adoption of FVO and the write-down in value of our CMBS assets not financed by CDO’s due to other than temporary impairment, the overall costs basis has been significantly reduced to reflect the decline in estimated fair value. Accordingly, the weighted average yields on CMBS assets have increased due to a reduction in cost basis, without a corresponding reduction in projected cash flows. As a result of the increase in the weighted average yields, the Company will recognize increased interest income as the amortized costs basis of these bonds is accreted back towards face value. Accretion income was $1.7 million and $1.4 million for the three and six months ended June 30, 2008, respectively.

The following table sets forth the amortized cost, fair values and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2008 and December 31, 2007:

	June 30, 2008
Security Description	Amortized Cost	Unrealized Loss > 12 Months	Unrealized Loss < 12 Months	Fair Value
CMBS not financed through CDOs (1)	$88,818	$—	$(7,940)	$80,878
CMBS financed through CDOs (2)	146,704	—	(7,816)	138,888

	$235,522	$—	$(15,756)	$219,766

	December 31, 2007
Security Description	Amortized Cost	Unrealized Loss > 12 Months	Unrealized Loss < 12 Months	Fair Value
CMBS not financed through CDOs (1)	$207,387	$(41,157)	$(13,847)	$152,383
CMBS financed through CDOs (2)	771,009	(168,658)	(59,402)	542,949

	$978,396	$(209,815)	$(73,249)	$695,332

(1)	Changes in fair value excluding other than temporary impairment charges recorded in other comprehensive income (loss) within stockholders’ equity on the consolidated balance sheets.

(2)	Changes in fair value recorded in other gains (losses) in the consolidated statement of operations.

As of June 30, 2008 and December 31, 2007, the mortgage loans in the underlying collateral pools for all CMBS were secured by properties of the types and at the locations identified below:

Location (1)	June 30, 2008	December 31, 2007
California	15.4%	14.8%
New York	11.8%	10.4%
Texas	6.6%	6.6%
Florida	5.8%	5.6%
Virginia	4.6%	4.8%
Pennsylvania	4.0%	3.6%
Other (3)	50.9%	53.3%
Re-REMIC (4)	0.9%	0.9%

Total	100.0%	100.0%

Property Type (1)	June 30, 2008	December 31, 2007
Retail	30.6%	29.0%
Office	32.6%	31.8%
Residential (2)	15.4%	15.4%
Hospitality	7.1%	6.9%
Industrial	5.4%	5.2%
Other (3)	8.0%	10.8%
Re-REMIC (4)	0.9%	0.9%

Total	100.0%	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans in our CMBS investments. Classifications are based on the National Council of Real Estate Investment Fiduciaries’ (“NCREIF”) standard categories.

(2)	Residential primarily consists of multi-family apartment buildings, mobile home parks, and student housing.

(3)	No other individual state or property type comprises more than 4.0% of the total as of June 30, 2008 and December 31, 2007, respectively.

(4)	The Company’s investment in a Re-REMIC backed by CMBS from 41 previous conduit securitizations is not included in the above categories due to the stratification information on the original loan collateral not being meaningful.

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

As of June 30, 2008, the Company’s CMBS investments were financed by CDOs and repurchase agreements as follows. For the CMBS investments financed via repurchase agreements, total borrowings outstanding at June 30, 2008 and December 31, 2007 were $50.3 million and $96.1 million, respectively.

	As of June 30, 2008
Financing Source	Face Amount	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Weighted Average Yield Based on Amortized Cost
CDO	$1,307,637	$387,398	$390,491	$3,093	20.0%
Repurchase agreement	384,560	98,528	90,886	(7,642)	19.9%
Unlevered	68,545	9,196	9,290	94	28.1%

	$1,760,742	$495,122	$490,667	$(4,455)	20.1%

	As of December 31, 2007
Financing Source	Face Amount	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Weighted Average Yield Based on Amortized Cost
CDO	$1,309,051	$788,047	$562,056	$(225,991)	8.6%
Repurchase agreement	384,560	196,189	143,022	(53,167)	8.2%
Unlevered	68,546	13,651	12,362	(1,289)	20.5%

	$1,762,157	$997,887	$717,440	$(280,447)	8.7%

During the six months ended June 30, 2008, we made no new CMBS investments. During the six months ended June 30, 2007, the Company invested a total of $182.9 million, prior to closing credits, in four newly issued conduit transactions. The CMBS bonds are rated BBB- and below with loss-adjusted yields as of the acquisition date ranging from 6.0% to 10.1%.

6. REAL ESTATE LOANS

At June 30, 2008 and December 31, 2007, the Company’s real estate loans consisted of the following:

	As of June 30, 2008
Description	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Gain/ (Loss)	Weighted Average Effective Interest Rate Based on Amortized Cost	Range of Maturity Dates
Real estate loans, held for investment (1)
First mortgage loan participations	$47,077	$47,077	$45,330	$(1,747)	4.6%	February 2009
Mezzanine loans	227,923	227,657	208,329	(19,328)	5.4%	August 2009- July 2009

	$275,000	$274,734	$253,659	$(21,075)	5.3%

Real estate loans, held for sale (2)
Whole mortgage loans	$65,000	$65,852	$54,216	$(11,636)	5.8%	December 2016
First mortgage loan participations	48,578	48,386	44,642	(3,744)	5.7%	February 2009 - June 2011
Mezzanine loans	73,999	70,416	43,055	(27,361)	8.5%	September 2009 -December 2016

	$187,577	$184,654	$141,913	$(42,741)	6.8%

(1) Carrying value based on fair value in accordance with SFAS No. 157.

(2) Carrying value based on lower of cost or fair value in accordance with SFAS No. 65 and SFAS No. 157.

	As of December 31, 2007
Description	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Gain/ (Loss)	Weighted Average Effective Interest Rate Based on Amortized Cost	Range of Maturity Dates
Real estate loans, held for investment
First mortgage loan participations	$47,077	$47,077	$47,077	$—	7.3%	February 2009
Mezzanine loans	227,923	227,657	227,657	—	8.0%	August 2008 - June 2009

	$275,000	$274,734	$274,734	$—	7.9%

Real estate loans, held for sale
Whole mortgage loans	110,000	111,291	107,507	(3,784)	5.8%	December 2016 - January 2017
First mortgage loan participations	48,860	48,667	48,467	(200)	7.9%	February 2009 - June 2011
Mezzanine loans	79,089	75,507	65,625	(9,882)	8.5%	March 2008 -December 2016 (1)

	$237,949	$235,465	$221,599	$(13,866)	7.1%

(1)

As of December 31, 2007, the Company had a mezzanine loan with an unpaid principal balance of $7.2 million which was paid down to $3.2 million as of March 31, 2008 and repaid in full during April 2008.

As of June 30, 2008 and December 31, 2007, real estate loans were directly or indirectly secured by properties of the types and at the locations identified below:

Location (1)	June 30, 2008	December 31, 2007		June 30, 2008	December 31, 2007
Real estate loans, held for investment			Real estate loans, held for investment
New York	17.9%	17.9%	Hospitality	60.4%	60.4%
Hawaii	15.0%	15.0%	Office	22.4%	22.4%
California	12.4%	12.4%	Multi-use	11.7%	11.7%
Texas	7.6%	7.6%	Retail	5.5%	5.5%
Florida	6.5%	6.5%	Multifamily	0.0%	0.0%
Puerto Rico	6.4%	6.4%	Healthcare	0.0%	0.0%
Georgia	5.4%	5.4%
Other (3)	28.8%	28.8%

	100.0%	100.0%		100.0%	100.0%

Real estate loans, held for sale			Real estate loans, held for sale
New York	55.7%	54.7%	Office	34.5%	27.2%
Florida	25.6%	26.8%	Retail	10.6%	27.2%
Other (3)	18.7%	18.5%	Multifamily (2)	32.9%	28.1%
			Healthcare	15.2%	12.1%
			Hospitality	6.8%	5.4%

	100.0%	100.0%		100.0%	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans.

(2)

Includes a real estate mezzanine loan collateralized by garden-style apartments that have been converted to for-sale condominiums with an outstanding loan balance of $0 and $7.2 million at June 30, 2008 and December 31, 2007, respectively. This loan was repaid in full in April 2008.

(3)	No other individual state comprises more than 5.0% of the total as of June 30, 2008 and December 31, 2007.

As of June 30, 2008, the Company’s real estate loans were financed through CDOs and repurchase agreements as follows. For the real estate loans financed via repurchase agreements, total borrowings outstanding at June 30, 2008 and December 31, 2007 were $101.0 million and $165.8 million, respectively.

	As of June 30, 2008
Financing Source	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Loss	Weighted Average Interest Rate Based on Amortized Cost
Real estate loans held for sale (1)
Repurchase agreement	$187,577	$184,653	$141,913	$(42,741)	6.8%

	$187,577	$184,653	$141,913	$(42,741)	6.8%

Real estate loans held for investment (2)
CDO	$275,000	$274,735	$253,659	$(21,075)	5.3%

	$275,000	$274,735	$253,659	$(21,075)	5.3%

(1) Carrying value based on lower of cost or fair value in accordance with SFAS No. 65 and SFAS No. 157.

(2) Carrying value based on fair value in accordance with SFAS No. 157.

	As of December 31, 2007
Financing Source	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Loss	Weighted Average Interest Rate Based on Amortized Cost
Real estate loans held for sale
Repurchase agreement	$230,758	$228,274	$214,408	$(13,866)	6.6%
Unlevered	7,191	7,191	7,191	—	23.2%

	$237,949	$235,465	$221,599	$—	7.1%

Real estate loans held for long-term investment
CDO	$275,000	$274,734	$274,734	$—	7.9%

	$275,000	$274,734	$274,734	$—	7.9%

The Company classified six real estate loans not financed by CDOs which were previously classified as held to maturity as held for sale effective December 31, 2007. There are five loans held for sale as of June 30, 2008. Loans are classified as held for sale in order to provide a potential source of additional liquidity to the Company for general corporate purposes including debt repayment and acquisitions, among other items. As a result, these loans have been marked to the lower of cost or fair value, on an individual loan basis, resulting in an aggregated unrealized loss of $42.7 million, of which $0.5 million and $28.9 million, respectively, occurred during the three and six months ended June 30, 2008 and is reflected in the consolidated statement of operations for such period. Although the real estate loans held for sale were in an unrealized loss position at June 30, 2008, these loans were not considered impaired as all required payments are still expected to be received based on the loans contractual terms. These loans had a face amount of $187.6 million with an unamortized cost basis of $184.7 million, an estimated fair value of $141.9 million, and outstanding borrowings against such loans of $101.0 million as of June 30, 2008.

During the six months ended June 30, 2008, we made no investments in real estate loans. During the six months ended June 30, 2007, the Company invested $167.8 million, net of $2.2 million in discounts, in three fixed rate real estate loans. The loans bear interest ranging from 5.8% to 6.4% and have maturity dates between 2016 and 2017. In addition, the Company invested $245.2 million, net of $0.6 million in discounts, in seven floating rate real estate loans. The loans bear interest based on LIBOR plus a spread ranging from 1.8% to 3.5% and have maturity dates between 2009 and 2011.

During the six months ended June 30, 2008, the Company received repayments of $7.5 million related to outstanding principal balances on certain real estate loans. In addition, the Company sold a whole mortgage loan classified as held for sale with a face amount of $45.0 million and an amortized cost basis of $45.4 million for $36.6 million. The Company repaid $26.4 million in related borrowings under its repurchase agreement and generated $8.8 million in net cash proceeds after paying related transaction costs. The Company recorded a $9.2 million loss in connection with the sale of this loan.

Subsequent to June 30, 2008, the Company sold another whole mortgage loan classified as held for sale at June 30, 2008. See Note 16 for further discussion of this transaction.

During the six months ended June 30, 2007, the Company received repayments of $150.1 million related to outstanding principal balances on certain real estate loans.

7. REAL ESTATE ASSETS

On December 22, 2006, the Company acquired a portfolio of six net leased real estate assets for an aggregate purchase price of $38.8 million through a sale-leaseback transaction and on June 29, 2007, the Company acquired an additional six net leased real estate assets for an aggregate purchase price of $38.7 million, increasing its total cost basis to $77.5 million. On October 30, 2007 the Company sold a 50% interest in the entity that owns all twelve net leased real estate assets (the “Joint Venture”) for $39.2 million. The sale resulted in no gain or loss to the Company. Subsequent to the sale of the 50% interest in the Joint Venture, the Company has accounted for its remaining interest in the Joint Venture using the equity method of accounting. At December 31, 2007, the Company’s 50% share of the entity that owns the real estate assets including equity in earnings and distributions was $39.6 million and is included in investments in unconsolidated joint ventures on the Company’s consolidated balance sheets. In April 2008, the Company sold its remaining 50% interest in the Joint Venture for $39.4 million, which approximates cost basis and as of June 30, 2008 no longer has any investment in net leased real estate assets.

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

The US Debt Fund will invest in loans secured, directly or indirectly, by commercial real estate, including, B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products, such as CMBX and credit default swaps (the “Targeted Investments”). Excluded investments from the US Debt Fund include non-performing loans, fee-simple ownership interests, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by the Company and JER Fund IV, and net lease real estate assets.

Targeted Investments that meet the investment guidelines of the US Debt Fund were allocated directly and exclusively by J.E. Robert Company to the US Debt Fund until April 11, 2008. Thereafter, if the US Debt Fund is not fully invested or committed and through the earlier of December 11, 2008 or until 90% of the US Debt Fund’s committed capital has been invested or otherwise committed, the Company and/or JER Fund IV will be permitted to share Targeted Investments on a 50%-50% pari-passu basis with the US Debt Fund.

The US Debt Fund will pay to the Company and JER Fund IV a base management fee equal to 1.5% on drawn capital and up to 20% of the aggregate profits earned and distributed by the US Debt Fund (after limited partners receive distributions equal to their initial investment and a specified preferred rate of return thereon). The Company and JER Fund IV will divide the management and incentive fees on a 50%-50% basis. For the three and six months ended June 30, 2008, the Company recognized $0.1 million and $0.2 million, respectively, of management fees from the US Debt Fund.

The Company’s interest in the US Debt Fund is accounted for using the equity method of accounting and the assets and liabilities are not consolidated into the Company’s financial statements due to the Company’s determination that the Fund is not a VIE under FIN46(R). As of June 30, 2008 and December 31, 2007, the Company had invested $3.4 million and $1.2 million, respectively, into the US Debt Fund which is reflected in investments in unconsolidated joint ventures on the Company’s consolidated balance sheets. For the three and six months ended June 30, 2008, the Company recorded $(34) and $(0.1) million of equity in earnings (losses) from the US Debt Fund.

9. NOTES PAYABLE, REPURCHASE AGREEMENTS AND JUNIOR SUBORDINATED DEBENTURES

Notes Payable

On October 17, 2006, the Company issued its second CDO through two wholly-owned subsidiaries of the Company, JER CRE CDO 2006-2, Limited and JER CRE CDO 2006-2, LLC (collectively “CDO II”). CDO II is secured by $1.2 billion par value of collateral interests consisting of CMBS, mezzanine loan interests, first mortgage loan interests, Re-REMIC securities, and real estate CDO securities. CDO II issued privately placed notes totaling $768.4 million rated AAA through BBB- (“CDO II Investment Grade Notes”). The Company purchased a portion of the CDO II Investment Grade Notes and retained all of the non-investment grade notes and preferred shares. $708.3 million of Investment Grade Notes were issued to third parties consisting of $47.0 million of fixed rate notes with a weighted average interest rate of 5.8% and $661.3 million of floating rate notes with a weighted average interest rate of LIBOR plus 62 basis points, excluding amortization of fees and expenses, over applicable LIBOR rates. The CDO II Investment Grade Notes have a remaining expected average maturity of 8.2 years as of June 30, 2008. CDO II has as a replenishment collateral pool of up to $275.0 million that will allow replenishment of proceeds of real estate loans that are paid off within five years from the closing of the transaction, subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture. The Company incurred $10.5 million of debt issuance costs in connection with the issuance of CDO II which were written off effective January 1, 2008 as part of the Company’s adoption of SFAS No. 159. During the year ended December 31, 2007, the Company contributed CMBS of $61.2 million and mortgage loan interests of $90.3 million as collateral to CDO II and received $69.4 million of mezzanine loan repayments on CDO II collateral. During the three and six months ended June 30, 2008, the Company did not contribute any collateral interest to CDO II and received no mezzanine loan repayments on CDO II collateral. As of June 30, 2008, the available replenishment pool balance was $1.0 million, which is reflected in restricted cash on our consolidated balance sheets.

In November 2005, the Company issued its first CDO through two wholly-owned subsidiaries of the Company, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC (collectively “CDO I”). CDO I is secured by a static pool of $418.7 million par value of fixed rate subordinate CMBS. CDO I issued privately placed notes totaling $275.6 million rated AAA through BBB- (“CDO I Investment Grade Notes”). The Company retained a portion of the BBB- rated notes, all of the non-investment grade notes and all of the preferred shares. Two of the CDO I Investment Grade Notes, totaling $119.2 million, were issued with floating rate coupons with a weighted average interest rate of LIBOR plus 39 basis points, excluding amortization of fees and expenses. The remaining CDO I Investment Grade Notes totaling $147.0 million, net of the portion retained by the Company, were issued with fixed rate coupons with a weighted average interest rate of 6.0%, excluding amortization of fees and expenses. The Investment Grade Notes have a remaining expected average maturity of 7.1 years as of June 30, 2008. The Company incurred $4.3 million of debt issuance costs which were written off effective January 1, 2008 as part of the Company’s adoption of SFAS No. 159.

The terms of both CDOs issued by the Company include coverage tests, including over-collateralization and interest coverage tests, used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral debt securities and other assets may be used to pay principal of and interest on the investment and non-investment grade notes in the applicable CDOs. In the event the coverage tests are not satisfied, interest and principal that would otherwise be payable on more junior notes may be re-directed to pay principal on the most senior notes. Therefore, failure to satisfy the coverage tests could adversely affect cash flows received by the Company from its investment grade and non-investment grade notes of the CDOs and thereby the Company’s liquidity and operating results.

Through August 4, 2008, several ratings agencies have downgraded twenty-four individual CMBS bond classes across six CMBS deals that represent collateral for the CDO I and CDO II notes payable. Of these bonds, $98.0 million and $30.8 million of face amount was financed by CDO I and CDO II, respectively. Another three bonds held as collateral for CDO II have incurred realized losses on underlying real estate loan collateral. With respect to CDO I collateral, such downgrades do not affect the over-collateralization test. With respect to CDO II, for purposes of the over-collateralization test, the majority of the face amount of these bonds, which are considered impaired collateral interests pursuant to the CDO II indenture, is excluded from the numerator in such over- collateralization test. For CDO II, failure of the over-collateralization test occurs when the test falls below ranges between 100% and 140%, depending on the class of the notes payable. As of June 30, 2008, CDO II continues to pass all coverage tests and results of the over-collateralization test ranged between 145% and 230%. As of June 30, 2008,

CDO II could withstand another $310 million to $441 million of additional increases to the face amount of impaired collateral interests, as defined in the CDO II indenture, before failing certain of the over-collateralization tests.

In the event the CDOs fail to satisfy the coverage tests, the Company may be required to post additional or replacement collateral to prevent expedited amortization of the more senior notes payable issued by the CDOs. Upon a failure of the coverage test, all available cash flow below the respective class of notes payable will be redirected to pay down the most senior class of notes payable, which would reduce the amount of cash distributed to the Company. As of June 30, 2008, none of the triggers were met that would cause expedited amortization to the investment grade notes payable of the respective CDO. In the event that the level of impaired collateral interests, as defined in the applicable indenture, increases, the collateral administrator may prevent the CDO from failing the over-collateralization test by replacing certain collateral interests with collateral meeting the requirements set forth in the CDO indenture and acceptable to the ratings agencies, among other options. However, there can be no assurance that acceptable replacement collateral could be identified and replaced in the applicable CDO trust.

The Company has accounted for the CDO I and CDO II transactions as financings due to certain permitted activities of CDO trusts that are not consistent with activities of a QSPE permitted under SFAS No. 140, such as having the ability to sell impaired securities and acquire replenishment securities with the proceeds at the discretion of the collateral administrator. Accordingly, the assets transferred to the respective CDO trusts are reflected in the Company’s balance sheets and notes issued to third parties are reflected as notes payable in the accompanying consolidated financial statements. In adopting FAS 159 the Company has elected to carry its CDO notes payable at fair value in the accompanying consolidated financial statements. The total fair value of CDO I and CDO II at January 1, 2008 and June 30, 2008 were $706.2 million and $431.9 million, respectively. However, the Company currently projects that these liabilities will be settled at their face amount of $974.6 million, based upon expected proceeds from underlying collateral. The resulting change in fair value is reflected in current period earnings. Unamortized debt issuance costs of $13.0 million for CDO I and CDO II were included as a component of deferred financing fees on the consolidated balance sheet at December 31, 2007, however with the adoption of SFAS No. 159, the Company wrote off deferred fees of $13.0 million as part of the SFAS No. 159 cumulative transition adjustment on January 1, 2008.

Repurchase Agreements

In August 2007 and as subsequently amended in September 2007 and March 2008, the Company and a wholly owned subsidiary, respectively, entered into a repurchase agreement with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”). This repurchase agreement provides financing up to $250.0 million to be secured by rated and unrated CMBS and various types of real estate loans and is scheduled to terminate on August 22, 2008. This repurchase agreement is limited recourse (25% of the outstanding balance) to the Company. As of June 30, 2008, $35.3 million was outstanding under the repurchase agreement at a weighted average borrowing rate of 4.0%, and CMBS investments with an estimated fair value of $57.7 million were pledged as collateral under this repurchase agreement.

In March 2007, the Company and a wholly-owned subsidiary, respectively, entered into a repurchase agreement with Liquid Funding, an affiliate of Bear Stearns & Co. Inc., now a subsidiary of JPMorgan Chase Bank, N.A., which was subsequently amended in June 2007, with an available borrowing capacity of $150.0 million (the “Liquid Funding Facility”). In connection with the June 2007 amendments, the Company entered into a guaranty agreement with Liquid Funding. In March 2008, The Liquid Funding Facility was replaced by a new repurchase agreement with Bear Stearns (the “Bear Stearns Facility”) that provides available borrowing capacity of $25.0 million and matures in September 2008. In connection with this new facility, CMBS with outstanding borrowings of $22.2 million were transferred to the JPMorgan Facility. At June 30, 2008, $15.0 million was outstanding under the Bear Stearns Facility at a weighted average borrowing rate of 3.8% and CMBS investments with an estimated fair value of $33.2 million were pledged as collateral.

The Company has reached an agreement in principle on terms with JPMorgan related to the extension and consolidation of our CMBS repurchase agreement facilities with JPMorgan and Bear Stearns. It is anticipated that the term of the facility will be extended to August 2009 and require a partial pay down of outstanding borrowings due to lower advance rates and be fully recourse to the Company, among other items. The Company is in the process of completing final legal documentation of this agreement.

In September 2006, a wholly owned subsidiary of the Company entered into a repurchase agreement with Goldman Sachs Mortgage Company (“Goldman Sachs Facility”), which was subsequently amended in September 2007 and March 2008. The repurchase agreement is secured by various types of real estate loans and is scheduled to terminate on October 1, 2009. As part of the March 2008 amendment, the Company will be required to pay a quarterly availability fee and the facility is fully recourse to the Company. In April 2008, the Company paid the first availability fee and paid down the facility by $11.9 million. During June 2008, the Company paid another availability fee and repaid borrowings of $26.4 million under this repurchase agreement as a result of the sale of one of the loans pledged as collateral. At June 30, 2008, there was $101.0 million outstanding under the repurchase agreement at a weighted average borrowing rate of 4.2% and real estate loans with a cost basis of $188.6 million and a carrying value of $141.9 million were pledged as collateral under this repurchase agreement.

Each of the repurchase agreement facilities is subject to margin calls based upon fair market value determinations of the underlying collateral. During the three and six months ended June 30, 2008, such margin calls totaled $18.3 million and $84.0 million, respectively, with $0 and $5.7 million related to the JPMorgan facility, $3.0 million and $40.1 million related to the Liquid Funding/ Bear Stearns facility and $15.3 million and $38.2 million related to the Goldman Sachs facility. The Goldman Sachs and JPMorgan facilities each have covenants related to (i) minimum tangible net worth, (ii) maximum leverage and (iii) minimum liquidity.

The Company has considered an interpretation of GAAP relating to the treatment of transactions where investments acquired by the Company from a particular counterparty are simultaneously or subsequently financed via a repurchase agreement with that same counterparty or an affiliate thereof. The Company has recorded such transactions as a sale of the investment to us and such related debt provided to the Company as a financing. An alternative interpretation of GAAP, however, concerns whether such investments should be treated as a derivative. Over the past two years, the Company has made several investments that may be affected by such alternative interpretation. During the year ended December 31, 2007, the Company acquired $39.9 million of subordinate CMBS and financed $25.3 million of the purchase via an existing repurchase agreement with the seller. In the year ended December 31, 2007, the Company acquired a first mortgage loan participation investment from a counterparty for $35.0 million and concurrent with closing, the same counterparty provided financing of $29.8 million via an existing repurchase agreement. In the three months ended June 30, 2006, the Company acquired four mezzanine loans from a counterparty and subsequently financed these same four mezzanine loans through an existing repurchase agreement with the seller. The repurchase agreement provided by the counterparty was fully repaid in October 2006 in connection with CDO II. As of June 30, 2008, $27.3 million of borrowings were outstanding with these counterparties related to an original cost basis of the two related investments of $59.4 million, each of which are carried on the consolidated balance sheet at the estimated fair value of approximately $35.6 million. As a result, the alternative accounting treatment would reduce total assets and liabilities by $27.3 million as of June 30, 2008 and reported net income for both the three and six months ended June 30, 2008 would be reduced by $2.4 million. Future adoption of FSP 140-3 may require the Company to adjust the accounting for the assets in which the Company has invested.

Junior Subordinated Debentures

In April 2007, the Company issued $60.0 million of trust preferred securities through its unconsolidated subsidiary, JERIT TS Statutory Trust I (“the Trust”), in a private transaction exempt from registration under the Securities Act of 1933, as amended. Concurrently, the Company issued $61.9 million in junior subordinated debentures to the Trust and made a $1.9 million common equity investment in the Trust. The trust preferred securities have a 30-year term ending April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. The assets of the Trust consist solely of the $61.9 million of junior subordinated notes concurrently issued by us, with terms that mirror the trust preferred securities. The Company incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the junior subordinated debentures. Unamortized debt issuance costs of $1.0 million are included as a component of deferred financing fees on the consolidated balance sheet at June 30, 2008 and December 31, 2007, respectively.

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

If the Company defaults in the payment of interest or principal on any debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, lenders may accelerate the maturity of such debt, requiring the Company to immediately repay all outstanding principal. If the Company is unable to make such payments, our lender could force us to sell our securities or foreclose on our assets pledged as collateral to such lender. The lender could also force the Company into bankruptcy or bring other legal action against the Company. Any of these events would likely have a material adverse effect on the value of an investment in the Company’s common stock. At June 30, 2008, the Company was in compliance with all covenants and requirements under its repurchase agreements, collateralized debt obligations, and junior subordinated debentures.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company presents its financial instruments at estimated fair value in the accompanying consolidated financial statements in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” by applying the fair value principles of SFAS No. 157.

The Company has estimated that the fair value of its junior subordinated debentures with an aggregate principal balance of $61.9 million approximates $28.6 million at June 30, 2008. The fair value estimates for the junior subordinated debentures represent management’s best estimates of these values, based on management’s judgment as well as consideration of input from other market sources but do not necessarily reflect the prices that would be realized in an actual transaction involving such debentures.

11. DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents our pay-fixed interest rate swaps as of June 30, 2008 and December 31, 2007, respectively:

Trade Date	Effective Date	Initial Notional Balance	Notional Balance at June 30, 2008	Ending Notional Balance	Fair Value at June 30, 2008 (4)	Fair Value at December 31, 2007	Termination Date	Pay-Fixed Interest Rate
October 2005	November 2005 (1)	$109,977	$109,977	$5,697	$(4,036)	$(4,107)	June 2015	4.9%
September 2006	October 2006 (2)	386,324	340,047	219,929	(13,120)	(12,860)	August 2016	5.1%
September 2006	October 2009 (2)	—	—	80,071	(15)	(1,056)	August 2016	5.2%
February 2007	October 2007 (2)	—	46,277	85,024	(2,330)	(3,719)	October 2014	5.1%
January 2007	November 2007 (3)	100,000	100,000	100,000	(5,715)	(6,185)	December 2016	5.3%
February 2007	November 2007 (5)	45,000	—	—	—	(2,079)	June 2008	5.0%
February 2007	November 2007 (3)	26,000	26,000	26,000	(1,160)	(1,244)	February 2017	5.1%
March 2007	November 2007 (3)	40,000	40,000	40,000	(861)	(1,631)	January 2017	5.0%

		$707,301	$662,301	$556,721	$(27,237)	$(32,881)

(1)

Swap related to the Company’s CDO I financing and is reflected at fair value with the change in value subsequent to December 31, 2007 recorded in other gains (losses) on the consolidated statement of operations due to our election to account for this swap using the FVO effective January 1, 2008.

(2)

Swaps related to our CDO II financing and is reflected at fair value with the change in value subsequent to December 31, 2007 recorded in other gains (losses) on the consolidated statement of operations due to our election to account for these swaps using the FVO effective January 1, 2008.

(3)

Swaps related to our current and future anticipated financings were intended to hedge future long-term floating rate debt and is not considered probable as of June 30, 2008 and as a result, the fair value as of June 30, 2008 of $(7.7) million has been recorded in other gains (losses) in the consolidated statement of operations for the six months ended June 30, 2008.

(4)

The settlement amount of the Company’s interest rate swap liabilities was $(30.7) million as of June 30, 2008. This liability is partially offset by a $3.5 million credit valuation adjustment for the three months ended June 30, 2008 driven by the SFAS No. 157 requirement to incorporate a valuation adjustment for the difference between our and our counter party’s credit rating to arrive at fair value.

(5)

In connection with the sale of the real estate loan in June 2008 and repayment of the related floating rate financing, the Company terminated a swap with an initial notional balance of $45.0 million and paid swap termination costs of $1.4 million.

As of December 31, 2007, $(32.5) million is reflected in accumulated other comprehensive income (loss) in the consolidated balance sheets representing the fair value of the effective portions of the Company’s outstanding cash flow hedges. In connection with the adoption of SFAS No. 159 on January 1, 2008, the Company discontinued hedge accounting for its swaps related to its CDO I and II financings, representing $496.3 million of notional balance as of June 30, 2008. The $(21.7) million of fair value related to these swaps reflected in accumulated other comprehensive income as of December 31, 2007 will be amortized into the consolidated statement of operations over the remaining life of the interest rate swaps and the associated debt. During the three and six months ended June 30, 2008, amortization of $0.6 million and $1.1 million, respectively, was recognized as an expense in other gains (losses). As of June 30, 2008, $(20.6) million remains in accumulated other comprehensive income related to the CDO I and II interest rate swaps. The changes in the fair market value of these interest rate swaps after December 31, 2007 have been reflected in other gains (losses) in the consolidated statements of operations.

Between January 2007 and March 2007, the Company entered into a total of four forward-starting interest rate swaps to mitigate the risk of change in the interest-related cash outflows on existing and forecasted issuance of debt. Under these swaps, the Company agreed to pay the counterparties a weighted average fixed interest rate of 5.2% per annum in exchange for floating rate payments on the total notional amount of $211.0 million. During the first quarter of 2008, the Company determined that the four swaps, aggregating $211.0 million in notional balance, intended to hedge anticipated future and current floating rate financings were no longer effective as such future long-term financings are not considered probable at this time due to continued market disruptions creating uncertainty related to the Company’s ability to obtain future long-term match funded financing as well as the potential for sales of certain real estate loans held for sale which would ideally be financed by such borrowings. During the three months ended June 30, 2008, the Company terminated one of these interest rate swaps with a notional amount of $45.0 million and paid the counterparty $1.4 million. During the three and six months ended June 30, 2008, the Company recorded unrealized gains (losses) on non-CDO interest rate swaps of $8.2 million and $(7.4) million, respectively, in the consolidated statement of operations. As of June 30, 2008 the combined fair value of the three remaining interest rate swaps was $(7.7) million.

In connection with the pricing of CDO II in September 2006, the Company, through JER CRE CDO 2006-2, Limited, a wholly-owned subsidiary, entered into an amortizing interest rate swap with an initial notional balance of approximately $386.3 million, which declines to approximately $219.9 million. This interest rate swap, which matures in August 2016, is expected to hedge the interest rate risk exposure on amortizing principal amounts of floating-rate Investment Grade Notes issued by the Company upon the closing of CDO II and a portion of the Company’s other anticipated or existing indebtedness. In September 2006 and February 2007, in connection with CDO II and other anticipated or existing indebtedness, the Company also entered into two accreting interest rate swaps. The first swap has an initial notional balance of zero increasing to approximately $33.8 million in October 2009 and increasing thereafter to approximately $80.1 million. The second swap has an initial notional balance of zero increasing to approximately $46.3 million in October 2007 and increasing thereafter to approximately $85.0 million. Pursuant to adopting SFAS No. 159, the Company elected the fair value option for the debt being hedged by these swaps and as a result, these swaps no longer qualify for hedge accounting under SFAS No. 133 and the changes in fair value from December 31, 2007 forward are recorded as a component of unrealized gain (loss) on CDO related financial liabilities in the consolidated statement of operations. At December 31, 2007, the fair value of these swaps was $(17.6) million. This amount will be amortized into earnings over the remaining life of the swap as the swap no longer qualifies for hedge accounting due to the election of the fair value option for debt associated with this derivative. Based on the terms of the swaps, the Company has agreed to pay the counterparties a weighted average fixed interest rate of 5.1% per annum in exchange for floating payments tied to USD-LIBOR on the applicable notional amount. As of June 30, 2008 and December 31, 2007, the combined fair value of the three interest rate swaps was $(15.5) million and $(17.6) million, respectively, which is recorded in interest rate swap agreements on the consolidated balance sheets. Of the existing balance in accumulated other comprehensive income (loss) related to this interest rate swap, the Company estimates that approximately $1.9 million will be reclassified from accumulated other comprehensive income (loss) as an increase to loss on interest rate swaps in the next twelve months.

In connection with the pricing of CDO I in October 2005, through JER CRE CDO 2005-1, Limited, the Company entered into an amortizing interest rate swap with an initial notional balance of approximately $110.0 million. The amortizing interest rate swap hedges the interest rate risk exposure on an amortizing principal amount of the floating-rate Investment Grade Notes issued by the Company. This swap is designated as a cash flow hedge and is expected to be effective in hedging the risk of changes in interest cash outflows attributable to changes in the applicable USD-LIBOR swap rate over the term of the hedging relationship. Under the swap, the Company has agreed to pay the counterparty a fixed interest rate of 4.9% per annum in exchange for floating payments on the applicable notional amount. As of June 30, 2008 and December 31, 2007, the fair value of the amortizing interest rate swap related to CDO I was $(4.0) million and $(4.1) million, respectively, which is recorded in interest rate swap liabilities on the consolidated balance sheets. Pursuant to adopting SFAS No. 159, the Company elected the fair value option for the debt being hedged by these swaps, and as a result, these swaps no longer qualify for hedge accounting under SFAS No. 133 and the changes in fair value from December 31, 2007 forward are recorded as a component of unrealized gains (losses), net, on CDO related financial assets and liabilities in the consolidated statement of operations. At December 31, 2007, the fair value of this swap was $(4.1) million and was classified within accumulated in OCI when these swaps qualified for hedge accounting. This amount will be amortized into earnings over the remaining life of the swap as the swap no longer qualifies for hedge accounting due to the election of the fair value option for this derivative. Of the existing balance in accumulated other comprehensive income (loss) related to this interest rate swap, the Company estimates that approximately $0.5 million will be reclassified from accumulated other comprehensive income (loss) as an increase to loss on interest rate swaps in the next twelve months.

In June and August 2006, the Company entered into a total of four forward-starting interest rate swaps to mitigate the risk of changes in the interest-related cash outflows on existing and forecasted issuance of debt. Under these swaps, the Company agreed to pay the counterparties a weighted average fixed interest rate of 5.4% per annum in exchange for floating payments on the total notional amount of $177.0 million. In connection with the pricing of CDO II in September 2006 and other anticipated or existing indebtedness, the Company effectively terminated or assigned for value these four outstanding interest rate swaps. The net costs from termination of $6.1 million were recorded in accumulated other comprehensive income (loss) and are being amortized from accumulated other comprehensive income (loss) as an increase to interest expense over the life of CDO II based on the effective yield method. During the three and six months ended June 30, 2008 and 2007, $0.1 million and $0.3 million, respectively, was amortized from accumulated other comprehensive income (loss) as an increase to interest expense. Of the existing balance in accumulated other comprehensive income (loss) related to this interest rate swap, the Company estimates that approximately $0.6 million will be reclassified from accumulated other comprehensive income (loss) as an increase to loss on interest rate swaps in the next twelve months.

In connection with the pricing of CDO I in October 2005, the Company effectively terminated or assigned for value $201.0 million notional amount of interest rate swaps outstanding. The net proceeds from termination of $0.6 million were recorded in accumulated other comprehensive income (loss) and are being amortized from accumulated other comprehensive income (loss) as a decrease to interest expense over the life of CDO I based on the effective yield method. For the three and six months ended June 30, 2008 and 2007, $13 and $25, respectively, has been amortized from accumulated other comprehensive income (loss) as a reduction to interest expense. Of the existing balance in accumulated other comprehensive income (loss) related to this interest rate swap, the

Company estimates that approximately $0.1 million will be reclassified from accumulated other comprehensive income (loss) as an decrease to loss on interest rate swaps in the next twelve months.

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

Income on CMBS investments is computed for GAAP purposes based upon a yield, which assumes credit losses will occur (See Note 3—Revenue Recognition for further discussion). The yield to compute the Company’s taxable income does not assume there would be credit losses, as a loss can only be deducted for tax purposes when it has occurred. Furthermore, due diligence expenses incurred related to the acquisition of CMBS and loan investments not originated are required to be expensed as incurred for GAAP purposes but are included as a component of the cost basis of the asset and amortized for tax purposes. Straight line rental income recognized for GAAP purposes is not recognized for tax purposes as taxable income is generally based on contractual rental income. In addition, due to electing the FVO for the Company’s CDO related financial assets and liabilities, the financial assets and liabilities are carried at fair value for GAAP purposes. Primarily as a result of these differences, the net difference between the GAAP and tax basis of the underlying CMBS investments was approximately $561.6 million and $49.4 million at June 30, 2008 and December 31, 2007, respectively, with tax basis being greater than GAAP basis. The difference between the tax bases and GAAP bases related to real estate loans, derivatives, due diligence expenses and lease income was in the aggregate $(0.3) million and $2.3 million at June 30, 2008 and December 31, 2007, respectively, with GAAP basis being greater (less) than tax basis.

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

In connection with the 144A Offering, the Company issued 335,000 shares to its Manager pursuant to its Nonqualified Option and Incentive Award Plan. In addition, as of June 30, 2008, the Company has granted an aggregate of 40,000 shares of restricted stock and an additional 28,052 deferred stock units to its current and former independent directors, granted 137,000 shares of restricted stock to certain officers and employees of an affiliate of its Manager (although 3,000 of such shares have been forfeited to date) and 60,000 shares of restricted stock to Mark Weiss, its President, as further discussed in Note 15.

At each of June 30, 2008 and December 31, 2007, the Company had issued and outstanding common shares of 25,901,035, respectively.

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

In addition, the Manager is entitled to receive a quarterly incentive fee in an amount, not less than zero, equal to the product of (i) 25% of the dollar amount by which (a) funds from operations (as defined in the Management Agreement) of the Company for such quarter per share of Common Stock (based on the weighted average number of shares outstanding for such quarter) exceeds (b) an amount equal to (A) the weighted average of the price per share of Common Stock in the 144A Offering, and the prices per share of Common Stock in any subsequent offerings by the Company multiplied by (B) the greater of (1) 2.25% and (2)0.875% plus one fourth of the ten-year U.S. treasury rate for such quarter, multiplied by (ii) the weighted average number of shares of Common Stock outstanding during such quarter. Funds From Operations, (“FFO”), as defined in the Management Agreement, is net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, gains (or losses) from sales of property and unrealized depreciation and/or appreciation, effective January 1, 2008, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The following table summarizes management fees incurred by the Company for the three and six months ended June 30, 2008 and 2007, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Base management fees	$1,874	$1,850	$3,701	$3,705
Incentive fees	—	235	—	387

Total management fees	$1,874	$2,085	$3,701	$4,092

At both June 30, 2008 and December 31, 2007, $1.2 million related to unpaid base management fees are included in due to affiliate in the accompanying consolidated balance sheets. In addition, there were no unpaid incentive fees as of June 30, 2008 and December 31, 2007.

The Management Agreement also provides that the Company is required to reimburse the Manager for certain expenses incurred by the Manager on the Company’s behalf, including the Company’s pro rata share of overhead expenses of the Manager required for the Company’s operations. In November 2006, effective retroactively to January 1, 2006, the independent members of the Board of Directors approved an amendment to the Management Agreement to provide that 2007 and in each calendar year thereafter, subject to approval by the independent members of the Board of Directors, the allocable overhead reimbursement will be $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index (“CPI”) for the applicable year over the CPI for the calendar year 2006. For both the three and six months ended June 30, 2008 and 2007, overhead reimbursements were approximately $0.1 million and $0.3 million, respectively. The Manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on the Company’s behalf. If such services are provided by the Manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants or other third parties on an arm’s length basis. In accordance with the provisions of the Management Agreement, the Company recorded no reimbursements for other services provided by the Manager during the three months ended June 30, 2008 and

2007, and $21 and $17 during the six months ended June 30, 2008 and 2007, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations. At June 30, 2008 and December 31, 2007, $0.2 million and $30, respectively, of expenses to be reimbursed were unpaid and included in due to affiliate in the accompanying consolidated balance sheets.

The Manager is responsible for all costs, except as otherwise noted, incidental to the performance of its duties under the Management Agreement, including employment compensation (other than awards made by us under the equity incentive plan) of J.E. Robert Company, an affiliated entity, personnel who perform services for us pursuant to the Management Agreement.

Each CMBS securitization requires that a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. Because the Manager does not have special servicer status, it appoints J.E. Robert Company or another entity that has special servicer status, as the special servicer whenever the Company acquires a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company earned $1.2 million and $1.1 million in fees as special servicer during the three months ended June 30, 2008 and 2007, respectively, and $2.5 million and $2.2 million during the six months ended June 30, 2008 and 2007, respectively. All fees due to J.E. Robert Company as special servicer are paid either by the applicable securitization vehicles or the borrower and not directly by the Company and such fees are consistent with traditional, well established market standards and are set as part of the arms-length negotiations to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company may reduce the amounts available to pay us pursuant to the terms of the applicable CMBS trusts.

In connection with CDO II (See Note 9—Loans, Notes Payable, Repurchase Agreements and Junior Subordinated Debentures), a wholly owned subsidiary of the Company entered into a Collateral Administration Agreement with J.E. Robert Company (the “Collateral Administrator”), pursuant to which the Collateral Administrator has agreed to advise the wholly owned subsidiary of the Company on certain matters regarding the collateral interests and other eligible investments securing the notes. The Collateral Administrator will receive two fees payable on a monthly basis, with the first fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the second fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture, each fee payable with different priorities as set forth in the applicable indenture. During the three and six months ended June 30, 2008 and 2007, $0.4 million and $0.7 million, respectively, of collateral administration fees are reflected in general and administrative expenses in the accompanying consolidated statements of operations. At both June 30, 2008 and December 31, 2007, $25 of unpaid collateral administration fees were unpaid and included in due to affiliate in the accompanying consolidated balance sheets. These collateral administration fee schedules within the collateral administration agreement were approved by the independent members of the Company’s Board of Directors.

During the year ended December 31, 2007, the Company invested in a first mortgage loan participation with a cost basis of $30.0 million and two mezzanine loan participations with a cost basis of $49.4 million where an affiliate of the Manager held a controlling equity interest in the borrower. During the year ended December 31, 2006, we invested in mezzanine loans totaling $65.0 million where an affiliate of the Manager held a controlling equity interest in the borrower. The acquisition of these loans to affiliated borrowers was approved by the independent members of the Company’s Board of Directors as required by our investment guidelines. During the six months ended June 30, 2008, we received repayments on loans to affiliated borrowers aggregating $7.5 million. At June 30, 2008, loans to affiliated entities had an unamortized cost basis of $122.4 million and an unpaid principal balance of $123.1 million and a carrying value of $109.2 million.

The US Debt Fund will invest in loans secured, directly or indirectly, by commercial real estate, including, B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products, such as CMBX and credit default swaps (the “Targeted Investments”). Excluded investments from the US Debt Fund include non-performing loans, fee-simple ownership interests, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by the Company and JER Fund IV, and net lease real estate assets.

Targeted Investments that meet the investment guidelines of the US Debt Fund were allocated directly and exclusively by J.E. Robert Company to the US Debt Fund until April 11, 2008. Thereafter, if the US Debt Fund is not fully invested or committed and through the earlier of December 11, 2008 or until 90% of the US Debt Fund’s committed capital has been invested or otherwise committed, the Company and/or JER Fund IV will be permitted to share Targeted Investments on a 50%-50% pari-passu basis.

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

In accordance with the Plan, a total of 345,000 shares of Common Stock were issued to the Manager and the independent directors in 2004. As consideration for the Manager’s role in raising capital for the Company, the Manager was granted an award of 335,000 shares of stock upon the closing of the 144A Offering. As discussed below under “Registration Rights Agreement,” one-half of the shares granted to the Manager are subject to a risk of forfeiture. Additionally, each independent director was granted 2,000 shares of restricted stock upon the date of the first board meeting of the Board of Directors attended by the independent director. Each independent director receives an additional 2,000 shares of restricted stock annually pursuant to the Plan. One-half of the shares granted to the independent directors vest immediately and the remaining one-half vest one year from the date of grant, subject to the grantee’s continued service as a member of the Board of Directors of the Company. As of June 30, 2008, 40,000 shares of restricted stock had been granted to the five current and former independent directors.

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

In April 2007, certain officers of the Company and employees of an affiliate of the Manager were awarded 124,500 restricted shares of common stock subject, in each case, to vesting over three years. 50% of these shares vest ratably over three years, subject to continued employment with affiliates of our Manager. The remaining 50% of these shares vest subject to continued employment with affiliates of our Manager and graded vesting commencing in March 2008 based on achievement of certain market conditions. As of June 30, 2008, 3,000 of these restricted shares had been forfeited.

In June 2007, 10,000 total shares of restricted stock were awarded to the five current and former independent directors as part of their regular annual awards program. In July 2007, 12,500 restricted shares were awarded to an employee of an affiliate of the Manager. These shares vest ratable over an approximately three year period beginning in April 2008, subject to continued employment with an affiliate of the Manager.

In May and June 2008, the Company issued 28,052 deferred stock units to its five current independent directors as part of their regular annual awards program.

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

Share-based payment compensation expense of $0.2 million was recognized during the three months ended June 30, 2008 and 2007, respectively, and is included as part of general and administrative expenses in the consolidated statement of operations. As of June 30, 2008, unrecognized compensation expense related to nonvested awards was $0.5 million to vest over the next 2.9 years. The total fair value of restricted shares and stock options vested during the three and six months ended June 30, 2008 was $0.1 million and $0.2 million, respectively.

16. SUBSEQUENT EVENTS

Real Estate Loan Repayments

In July 2008, the Company sold a fixed rate real estate loan classified as held for sale with a face amount of $65.0 million for proceeds of $54.8 million. Proceeds from the sale of this loan were used to pay down $40.8 million in related repurchase agreement borrowings and $4.0 million of swap termination costs. The $50.8 million of proceeds, net of swap termination costs, compares to a net carrying value of the loan and swap of $50.8 million on June 30, 2008.

Subsequent to June 30, 2008 and through August 4, 2008, the Company received $0.8 million of aggregate repayments on real estate loans.

Financing

In connection with the real estate loan sale in July 2008, we paid down $40.8 million of outstanding repurchase agreement borrowings related to this loan.

Subsequent to June 30, 2008 through August 4, 2008, we funded margin calls of $9.5 million related to changes in the estimated market value of collateral, primarily CMBS.

Other

On July 31, 2008, we paid dividends of $7.8 million, or $0.30 per share of common stock, to shareholders of record on June 30, 2008.

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

Trends

During the second half of 2007 and the first half of 2008, severe credit and liquidity issues in the subprime residential lending and single family housing sectors negatively impacted the asset-backed and corporate fixed income markets, as well as the equity securities of financial institutions, homebuilders and real estate companies. As the severity of residential sector issues increased, nearly all securities markets experienced decreased liquidity and greater risk premiums as concerns about the outlook for the U.S. and world economic growth increased. These concerns continue and risk premiums in many capital markets remain at or near all-time highs with liquidity extremely low compared to historical standards or virtually non-existent. As a result, most commercial real estate finance and financial services industry participants, including us, have reduced new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, we are focused on actively managing credit risk and maintaining liquidity.

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

CMBS Issuance and Valuation: While we expect that supply will vary from quarter to quarter, we expect the securitization market over the long-term to generally remain a key source of real estate lending capacity and liquidity. We believe the total issuance for CMBS, inclusive of non-investment grade securities, will be significantly less in 2008 than in recent years. In fact, in 2008 through June 30, 2008, only 8 CMBS transactions totaling $10.7 billion were priced. This compares to total first half 2007 CMBS issuances of approximately $113 billion. This is a direct result of the dramatic slowdown in the pace of lending by CMBS originators.

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

During this period, we have seen a significant widening of credit spreads in both the subordinate CMBS market which includes bonds rated BB+ through NR classes, and in the investment grade tranches of BBB- and above. For example, the credit spread over applicable swap rates for typical BBB- CMBS new-issue bonds was estimated to exceed 1800 basis points as of June 30, 2008 compared to in excess of 900 basis points as of December 31, 2007 and approximately 95 basis points as of December 31, 2006. Additionally, we have seen widening of credit spreads on real estate loans, including B-Notes, mezzanine loans and whole loans. Given the current volatility in the capital markets, we cannot predict changes in the market value of collateral and potential margin call requirements, if any, under our repurchase agreement facilities.

Primarily as a result of such spread widening, we have had margin calls on our repurchase agreement facilities based upon fair market value determinations of the underlying collateral. During the three and six months ended June 30, 2008, such margin calls totaled $18.3 million and $84.0 million, respectively, and there have been $9.5 million of margin calls subsequent to June 30, 2008 through August 4, 2008. In June 2008, we paid down an additional $26.4 million on its Goldman Sachs repurchase agreement facility as a result of the sale of an asset pledged as collateral. We currently have three repurchase agreements outstanding with JPMorgan Chase, Bear Stearns and Goldman Sachs which have stated maturity dates of August 22, 2008, September 12, 2008 and October 1, 2009. We have recently agreed in principle on terms with JPMorgan related to the extension and consolidation of our CMBS repurchase agreements with JPMorgan and Bear Stearns. It is anticipated that the term of the facility will be extended to August 2009 and require a paydown of outstanding borrowings due to lower advance rates and be fully recourse to us, among other items. We are in the process of completing final legal documentation of this agreement. With respect to the Goldman Sachs facility, we are obligated to pay quarterly availability fees to maintain the facility through October 1, 2009.

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

Rising Interest Rate and Financing Environment: We believe that interest rates are likely to increase over the long term and there are likely to be periods of significant fluctuation in interest rates. With respect to our existing and future floating rate investments, we believe such interest rate increases should result in increases in our net interest income. Similarly, we believe such an increase in interest rates should generally result in an increase in our net interest income on future fixed interest rate investments made by us. Conversely, in periods of rising interest rates, existing investments may be exposed to more credit risk due to potentially higher capitalization rates resulting in a possible decline in collateral property values potentially decreasing the proceeds from refinancing as well as the impact of higher debt service requirements for floating rate loans. Further, in periods of rising interest rates, prepayments on mortgage loans generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. With respect to our existing fixed rate investments, we believe our strategy of financing such assets through match-

funded collateralized debt obligations (“CDOs”), combined with utilizing interest rate swaps prior to the execution of a CDO, allows us to mitigate potential reductions in net interest income. Nevertheless, depending upon market conditions, we may not be able to successfully match fund liabilities associated with our investments. Most recently, we have seen a significant widening of borrowing spreads and dramatic decreases in available leverage in the commercial real estate market and the related commercial real estate commercial debt obligations (“CRE CDOs”) market such that the CMBS and CDO markets are effectively closed for new issuances. The current state of the CMBS and CRE CDO markets could have a negative impact on our leveraged returns and our ability to successfully match fund liabilities associated with our investments.

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

During 2007, we granted 137,000 shares of restricted stock to certain officers and employees of an affiliate of our manager, of which 3,000 shares have been forfeited. In May 2006, we granted Mark Weiss, our president, 60,000 shares of restricted stock and 150,000 stock options on our common stock. As of June 30, 2008, we had a total of 25,901,035 shares of common stock issued and outstanding. As of June 30, 2008, we had granted an aggregate of 40,000 shares of restricted stock and 28,052 shares of deferred stock units to our current and former independent directors.

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

We have analyzed the governing pooling and servicing agreements for each of our subordinated class CMBS investments and believe the terms are consistent with industry standards and the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria under SFAS No. 140. Future guidance from the standard setters may require us to consolidate CMBS trusts in which we have invested. In April 2008, the FASB voted to issue an exposure draft in the near future which may propose significant changes to SFAS No. 140 and in June 2008, the FASB voted to issue an exposure draft which may alter the definition of primary benificiaries as defined under FIN 46(R). We will closely monitor any developments in this area and assess the impact on any such amendments to our financial statements.

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

The table below details information about our CMBS investments, including the purchase date, the face amount of the total CMBS issuance, the original face amount of our CMBS investments, and the amortized cost of our CMBS investments as of June 30, 2008 and December 31, 2007:

			Original Face Amount of Investment	Amortized Cost (1) as of
CMBS Trust	Investment Date	Total Face Amount of CMBS Issuance		June 30, 2008	December 31, 2007
MACH One 2004-1	July 2004	$643,261	$50,637	$11,998	$19,672
CSFB 1998-C1	August 2004	2,482,942	12,500	9,132	9,565
CSFB 2004-C4	November 2004	1,138,077	52,976	11,733	22,575
MLMT 2004-BPC1	November 2004	1,242,650	76,986	14,976	26,174
JPMCC 2004-C3	December 2004	1,517,410	81,561	20,201	35,800
JPMCC 2005-CIBC11	March 2005	1,800,969	70,035	15,432	33,761
BACM 2005	April 2005	2,322,091	84,663	25,050	41,630
LB UBS 2005-C2	April 2005	1,942,131	7,000	2,432	4,328
CSFB 2005-C2	May 2005	1,614,084	82,261	22,507	37,695
LB UBS 2005-C3	June 2005	2,060,632	39,335	8,544	17,626
JPMCC 2005-CIBC12	July 2005	2,167,039	70,429	14,980	33,793
JPMCC 2005-LDP4	September 2005	2,677,075	90,352	23,692	48,731
MSCI 2005-IQ10	October 2005	1,546,863	55,274	14,267	30,694
MLMT 2005 CK11	December 2005	3,073,749	96,066	28,472	51,689
MSC 2006 HQ8	March 2006	2,731,231	105,707	33,055	62,181
JPMCC 2006-CIBC15	June 2006	2,118,303	71,493	16,951	37,436
CGCMT 2006-C4	June 2006	2,263,536	84,395	23,238	50,759
MSCI 2006- HQ9	August 2006	2,565,238	81,338	20,760	48,577
MLMT 2006- C2	August 2006	1,542,697	60,067	18,341	38,249
JPMCC 2006- LDP8	September 2006	3,066,028	107,158	29,237	64,231
CD 2006- CD3	October 2006	3,571,361	110,713	26,263	62,616
MSCI 2007- HQ11	February 2007	2,417,647	89,530	26,360	58,401
GCCFC 2007- GG9	March 2007	6,575,924	34,167	12,309	31,061
JPMCC 2007- LDP10	March 2007	5,331,517	151,616	42,175	85,343
WAMU 2007- SL3	June 2007	1,284,473	6,500	3,136	5,746
JPMCC 2007- LDP12	August 2007	2,310,556	81,402	19,881	39,554

Total		$62,007,484	$1,854,161	$495,122	$997,887

(1)

The decline in amortized cost from December 31, 2007 to June 30, 2008 is due primarily the recognition of unrealized losses of $504.2 million during the six months ended June 30, 2008, which included $280.5 million of unrealized losses at January 1, 2008.

Our maximum carrying value exposure to loss as a result of our investment in these securities totaled $495.1 million and $997.9 million as of June 30, 2008 and December 31, 2007, respectively. However, we have reduced our maximum economic loss exposure through the use of non-recourse and partial recourse financing vehicles for these investments.

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

In October 2007, we sold a 50% interest in the entity that owns all twelve of our net leased real estate assets, forming a joint venture with an unrelated third party. The joint venture was not considered a VIE under FIN 46(R) and we accounted for our investment in the joint venture under the equity method of accounting. In April 2008, the Company sold its remaining 50% interest in the joint venture for $39.4 million which approximated cost basis.

In December 2007, we entered into an agreement to invest up to $10.0 million into a fund, defined as the JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”), established to buy loans secured, directly or indirectly, by commercial real estate, including B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products such as CMBX and credit default swaps. Excluded investments for the US Debt Fund include non-performing loans, fee-simple ownership interests, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by us or an affiliate of our Manager and net leased real estate assets. The US Debt Fund is not considered a VIE under FIN 46(R). Accordingly, the US Debt Fund is accounted for using the equity method of accounting. As of June 30, 2008 and December 31, 2007, we had invested $3.3 million and $1.2 million, respectively, in the US Debt Fund.

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

As of June 30, 2008, of the financial assets and liabilities carried at fair value, all were classified as Level 3 under the valuation hierarchy outlined in SFAS No. 157.

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

Lease income from leased real estate assets is recognized on a straight-line basis over the terms of the lease in accordance with SFAS No. 13. During the three and six months ended June 30, 2008, $0 and $0.4 million, respectively, of rent recognized as income in excess of amounts contractually due pursuant to the underlying leases was included in equity in earnings from unconsolidated joint ventures, respectively, and during the three and six months ended June 30, 2007, $0.4 million and $0.8 million, respectively, of rent recognized as income in excess of amounts contractually due pursuant to the underlying leases was included in lease income from real estate assets.

Accounting Treatment for an Investment Acquired from and Financed with a Repurchase Agreement from the Same Counterparty. We have considered an interpretation of GAAP relating to the treatment of transactions where investments acquired by us from a particular counterparty are simultaneously or subsequently financed via a repurchase agreement with that same counterparty or an affiliate thereof. We have recorded such transactions as a sale of the investment to us and such related debt provided to us as a financing. An alternative interpretation of GAAP, however, concerns whether such investments should be treated net of the amount financed, or as a derivative. Over the past two years, we have made several investments that may be affected by such alternative interpretation. In the three months ended September 30, 2007, we acquired $39.9 million of subordinate CMBS and financed $25.3 million of the purchase via an existing repurchase agreement with the seller. In the three months ended March 31, 2007, we acquired a first mortgage loan participation investment from a counterparty for $35.0 million and concurrent with closing, the same counterparty provided financing of $29.8 million via an existing repurchase agreement. In the three months ended June 30, 2006, we acquired four mezzanine loans from a counterparty and in September 2006 financed these same four mezzanine loans through an existing repurchase agreement with the seller. The repurchase agreement provided by the counterparty was fully repaid in October 2006 in connection with CDO II. In February 2008, effective December 15, 2008, the FASB issued FSP No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” which provides additional guidance with respect to this issue. As of June 30, 2008, $27.3 million of borrowings were outstanding with these counterparties related to an original cost basis of the two related investments of $59.4 million, each of which are carried on the consolidated balance sheet at the estimated fair value of approximately $35.6 million as of June 30, 2008. As a result, the alternative accounting treatment would reduce total assets and liabilities by $27.3 million as of June 30, 2008 and reported net income for both the three and six months ended June 30, 2008 would be reduced by $2.4 million. Future adoption of FSP 140-3 may require us to adjust the accounting for these assets in which we have invested.

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

In accordance with the criteria established in SFAS No. 13, Accounting for Leases, we have evaluated each lease agreement related to the net leased real estate assets. We accounted for this lease as an operating lease under SFAS No. 13 from inception through October 30, 2007 at which time we sold a 50% interest in the entity that owns all twelve net leased real estate assets as more fully discussed above in “Our Investments- Net Leased Real Estate Assets.”

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

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheets as either an asset or liability, with a corresponding amount, adjusted for swap payments, recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. As of June 30, 2008, we had no fair value or cash flow hedges.

In connection with the adoption of SFAS No. 159 on January 1, 2008, we discontinued hedge accounting for our swaps related to our CDO I and II financings, representing $496.3 million of notional balance as of June 30, 2008. The changes in the fair market value of these cash flow hedges from January 1, 2008 have been reflected in unrealized gain (loss), net, on CDO related financial assets and liabilities in the consolidated statement of operations. The $(21.7) million of fair value related to these swaps reflected in accumulated other comprehensive income (loss) as of December 31, 2007 will be amortized into the consolidated statement of operations over the remaining life of the interest rate swap, and expenses of $0.6 million and $1.1 million, respectively, were recognized during the three and six months ended June 30, 2008.

During the first quarter of 2008, we determined that four interest rate swaps, aggregating $211.0 million in notional balance, intended to hedge anticipated future and current floating rate financings were no longer effective as such future long-term financings were not considered probable due to continued market disruptions. During the three months ended June 30, 2008, we terminated one of these swaps with a notional amount of $45.0 million and paid the counterparty $1.4 million. During the three and six months ended June 30, 2008, we recorded unrealized gains (losses) of $8.2 million and $(7.4) million, respectively, and reflected the change in market value of these interest rate swaps in unrealized gain (loss) on non-CDO interest rate swaps in the consolidated statement of operations. As of June 30, 2008 the combined fair value of the three interest rate swaps was $(7.7) million.

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

New Accounting Standards. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data or assumptions of market participants. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and was adopted by us on January 1, 2008. Under SFAS No. 157, valuations of assets and liabilities must reflect the fair value of the instrument including the values associated with credit risk. Consequently, we must value our derivative liabilities taking into account our credit risk and thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Effective January 1, 2008, we updated our methodology for derivatives to calculate the impact of both the counterparty and our own credit standing which had the impact of reducing the aggregate fair value of our derivative liabilities by $3.5 million as of June 30, 2008. The fair value of the derivative liability is determined under SFAS 157 as the price that would be paid to transfer the liability to a market participant with the same credit risk as the Company. However, if the Company were to terminate or settle all of its derivative liabilities with its counter parties, the amount due as of June 30, 2008 was $30.7 million.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of SFAS No. 115. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We elected the fair value option for all financial assets and liabilities associated with our CDO I and CDO II financings. The impact of adopting SFAS No. 159 increased stockholders’ equity by approximately $246 million as of January 1, 2008, which can be attributed to an increase in retained earnings of approximately $20 million and an increase in accumulated other comprehensive loss of approximately $226 million. The primary reason we selected the fair value option for all assets and liabilities associated with our CDO I and CDO II financings was to propose a consistent balance sheet presentation of the fair value of both assets and liabilities associated with the CDO financings. We have not elected the fair value option for any financial assets or liabilities acquired or incurred during the first six months of 2008 but may elect the fair value option in the future.

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

In February 2008, the FASB issued Staff Position No. 140-3, or FSP No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP No. 140-3 provides guidance on the accounting for a purchase of a financial asset from a counterparty and contemporaneous financing of the acquisition through repurchase agreements with the same counterparty. Under this guidance, the purchase and related financing are linked, unless all of the following conditions are met at the inception of the transaction: 1) the purchase and corresponding financing are not contractually contingent; 2) the repurchase financing provides recourse; 3) the financial asset and repurchase financing are readily obtainable in the marketplace and are executed at market rates; and 4) the maturity of financial asset and repurchase are not coterminous. A linked transaction would require a determination under SFAS No. 140 to conclude if the transaction meets the requirements for sale accounting. If the linked transaction does not meet sale accounting requirements, the net investment in the linked transaction is to be recorded as a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. We currently present these transactions gross, with the acquisition of the financial assets in total assets and the related repurchase agreements as financing in total liabilities on the consolidated balance sheets and the interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated income statements. FSP No. 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the effect, if any, that this pronouncement will have on its future financial position or results of operations.

In March, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This statement provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. The statement is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of SFAS No. 161 on our financial position, results of operations and financial disclosures.

In June 2008, the FASB issued FASB Staff Position EITF 03-06-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, or FSP EITF 03-06-1. This standard requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or payments shall be included in the computation of a company’s earnings per share pursuant to the two-class method. In effect, FSP EITF 03-06-1 requires companies to report basic and diluted earnings per share in two broad categories. First, companies would be required to report basic and diluted earnings per share associated with the unvested share-based payments with nonforfeitable rights. Second, companies would separately report basic and diluted earnings per share for their remaining common stock. FSP EITF 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share presented must be adjusted retrospectively to conform to the provisions of this FSP. Early application is not permitted. We are currently evaluating the impact of FSP EITF 03-06-1 will have on our financial position, results of operations and financial disclosures.

Balance Sheet Review

As of June 30, 2008, total assets were approximately $948.3 million, a decrease of $427.9 million, or 31.1%, from December 31, 2007. The decline in total assets was primarily due to continued spread widening on our CMBS and real estate loan investments which reduced the fair value of these investments well as the sales of one real estate loan and our interest in the Charter Schools joint venture during the first six months of 2008. Income earning assets decreased by $414.8 million, or 30.8%, from $1.3 billion at December 31, 2007. At June 30, 2008, income earning assets, including cash, had a weighted average yield of 12.8%, based on their amortized cost, compared to 8.2% at December 31, 2007. The decline in the cost basis and increase in yields on our CMBS investments from December 31, 2007 to June 30, 2008 is due primarily to recognition of unrealized losses at December 31, 2007 of $280.5 million and increases to unrealized losses during the six months ended June 30, 2008, which, in total, reduced the cost basis by $502.8 million and increased CMBS yields from 8.7% at December 31, 2007 to 20.1% at June 30, 2008.

The level of investment related income is directly related to the balance of the interest-bearing assets, net leased real estate assets and investments in unconsolidated subsidiaries outstanding during the period and the weighted average yields on such investments. The cost basis of interest-bearing, net leased real estate assets and investments in unconsolidated joint ventures and weighted average yields (based on case basis) at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008			December 31, 2007
	Fair Value	Cost	Yield (1)	Fair Value	Cost	Yield
CMBS pledged as CDO collateral	$390,491	$387,398	20.0%	$562,056	$788,047	8.6%
CMBS not pledged or pledged as collateral under repurchase agreements	100,176	107,724	20.6%	155,384	209,840	9.0%
Real estate loans, held for investment	253,659	274,734	5.3%	274,734	274,735	7.9%
Real estate loans, held for sale	141,913	184,654	6.8%	221,599	235,465	7.1%
Investments in unconsolidated joint ventures	3,261	3,261	N/A	40,764	40,764	13.8%

Total	$889,500	$957,771	13.2%	$1,254,537	$1,548,851	8.4%

(1)	After effect of recording unrealized losses and other than temporary impairment on CMBS as further discussed below.

During the six months ended June 30, 2008, we made no CMBS investments.

At June 30, 2008, we held investments in CMBS issued by 25 separate CMBS trusts and one Re-Remic issuance with an aggregate estimated fair value of $490.7 million. The amortized cost basis of our investments in CMBS was $495.1 million with a weighted average yield of 20.1%. At June 30, 2008, the weighted average expected life of our CMBS investments was 9.2 years. The weighted average yield on our CMBS assets increased significantly as of June 30, 2008 compared to December 31, 2007 as a result of recording an other than temporary impairment charge in the first quarter of 2008 and reducing the cost basis to estimated fair value on all of our CMBS assets as of March 31, 2008. While the cost basis was reduced to estimated fair value, we do not expect significant changes in estimated cash flows generated from these assets, therefore resulting in significantly higher yields as calculated based on the revised cost basis. Our decision to record other than temporary impairment was driven primarily by the duration and extent of unrealized losses on the CMBS investments due to the significant increases in spreads between April 2007 and March 2008.

During the six months ended June 30, 2008, we made no investments in real estate loans. During this period we also received repayments of $7.5 million related to outstanding principal balances on certain real estate loan investments and sold a real estate loan with a cost basis of $45.4 million.

At June 30, 2008, we had five loans classified as held for sale for purposes of providing potential additional liquidity with an amortized cost basis of $184.7 million, a carrying value based on the estimated fair value of $141.9 million and a weighted average interest rate of 6.8%. Two of the loans with an amortized cost basis of $124.6 million and a carrying value of $87.2 million bear interest at fixed rates with a weighted average interest rate of 7.4% while three of the loans have an amortized cost of $60.1 million and a carrying value of $54.7 million bear interest at floating rates with a weighted average interest rate of LIBOR plus 248 basis points. At June 30, 2008, we had nine loans financed by our CDOs classified as held for investment with an amortized cost basis of $274.7 million, a carrying value of $253.7 million and all of which bear interest at floating rates with a weighted average interest rate of LIBOR plus 2.8%. While we record the loans held for sale on our balance sheet at lower of cost or market and the loans financed by our CDOs at fair value, we follow the impairment model under SFAS 114 “Accounting by Creditors for Impairment of a Loan an amendment of FASB Statements No. 5 and 15” and therefore only record impairment charges on these loans if it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We currently expect to collect all amounts contractually due from these loans.

At June 30, 2008, total liabilities were $685.5 million, a decrease of $679.9 million, or 49.8%, from December 31, 2007. The decrease in total liabilities was driven by the adoption of SFAS No. 159 where we elected to mark to market our CDO notes payable, which reduced the carrying amount of such notes payable by $542.7 million from December 31, 2007. We also reduced the borrowings on repurchase agreements by $110.6 million and had lower dividends payable of $20.6 million compared to December 31, 2007 levels. At June 30, 2008, the Company had interest-bearing liabilities with a fair value of $645.1 million, a cost basis of $1.2 billion with a weighted average borrowing rate of 4.0% based on cost basis.

At June 30, 2008, we were party to three repurchase agreements with three counterparties where borrowing capacity is limited to assets available to be pledged as collateral for such agreements based on the underlying characteristics of such assets. Based on pledged assets, we had no additional borrowing capacity at June 30, 2008. At June 30, 2008, we had $151.3 million outstanding under these agreements with a weighted average borrowing rate of 4.1%.

At June 30, 2008, we had CDO notes payable outstanding from two separate issuances. Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet with CDO notes payable a fair value of $431.9 million and a cost basis of $974.6 million, representing the amortized sales price of the securities sold to third parties. However, we expect that these liabilities will be settled at cost when they mature. The weighted average interest rate of the bonds, including the amortization of debt issuance costs was 3.7% at June 30, 2008. Of the $974.6 million of face amount of bonds outstanding, $780.6 million were floating rate with a weighted average interest rate of LIBOR plus 59 basis points while $194.0 million were fixed rate with a weighted average interest rate of 6.0%.

On April 9, 2007, we issued $61.9 million of junior subordinated debentures to a subsidiary to fund existing and future investment activities and other working capital needs. We also invested $1.9 million in the common equity of such subsidiary. On April 9, 2007, we issued $60.0 million of trust preferred securities through a subsidiary, JERIT TS Statutory Trust I. The trust preferred securities and the junior subordinated debentures have a 30-year term ending April 2037, are redeemable at par on or after April 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years through April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. Net cash proceeds from this financing transaction were $59.1 million. We incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the junior subordinated debentures. Unamortized debt issuance costs of $1.0 million are included as a component of deferred financing fees on the consolidated balance sheet at June 30, 2008.

At June 30, 2008, we were party to seven interest rate swaps with a total current notional amount of $662.3 million. These interest rate swaps effectively convert floating rate debt to fixed rate debt. Under these swaps, we receive a rate equal to LIBOR and pay a weighted average rate of 5.1%. The net fair value of the interest rate swaps at June 30, 2008 was a liability of $27.2 million and is included as a component of interest rate swap agreements, at fair value on the consolidated balance sheets.

At June 30, 2008, total stockholders’ equity was $262.8 million, an increase of $252.0 million from December 31, 2007. The increase in stockholders’ equity was primarily due to the adoption of SFAS No. 159 which increased stockholders’ equity by $246.1 million as of January 1, 2008.

At June 30, 2008, 25,901,035 shares of common stock were issued and outstanding, including 163,584 shares of unvested restricted stock.

Results of Operations

Comparison of the three months ended June 30, 2008 and 2007 (in millions)

Net income was $29.0 million, or $1.13 per diluted share, during the three months ended June 30, 2008 compared to net income of $10.1 million, or $0.39 per diluted share, for the three months ended June 30, 2007.

Revenues

The following table sets forth information regarding the total amount and composition of our revenues, which are primarily interest income earned from our investments and cash positions and lease income on our net leased real estate assets (in thousands):

	For the three months ended June 30,		Increase
	2008	2007	(decrease)
REVENUES
Interest income from CMBS	$24,719	$20,531	$4,188 (1)
Interest income from real estate loans	7,447	10,630	(3,183)
Interest income from cash and cash equivalents	194	1,564	(1,370)
Lease income from real estate assets	—	1,404	(1,404)
Equity in earnings of unconsolidated joint ventures	34	—	34
Fee income	156	—	156
Other income	—	31	(31)

Total Revenues	$32,550	$34,160	$(1,610)

(1)

The $4.2 million increase in interest income from CMBS for the three months ended June 30, 2008 compared to the same period in 2007 is related to incremental accretion of $2.6 million primarily due to the other than temporary charge recorded in the first quarter of 2008.

The decrease in revenues during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 is primarily due to lower LIBOR rates on floating rate real estate loans, lower interest income on cash due to reduced cash balances, on average, and lower levels of lease income from real estate assets due to the sale of our investment in real estate assets offset, in part, by increased balances of interest-bearing assets due to acquisitions of CMBS and real estate loans, and increased levels of non-cash CMBS income. For the three months ended June 30, 2008, $27.8 million was earned on fixed rate investments, while the remaining $4.8 million was earned on floating rate investments, compared to $20.5 million and $13.6 million for the same period in 2007, respectively. We classify income from floating rate investments as that which is tied to a published index, e.g. LIBOR. At June 30, 2008, our floating rate investments included a cost basis of $335.5 million in real estate loans, $43.4 million in cash and cash equivalents and $1.2 million in restricted cash primarily related to the remaining CDO II loan replenishment pool. During the three months ended June 30, 2008, equity in earnings of unconsolidated joint ventures includes $0 of non-cash straight-line rental income and $0.4 million of non-cash straight-line rental income is included in lease income for the three months ended June 30, 2007 pursuant to SFAS No. 13.

Expenses

The following table sets forth information regarding the amount and composition of our expenses (in thousands):

	For the Three Months Ended June 30,		Increase
	2008	2007	(decrease)
Interest expense	$13,782	$19,793	$(6,011)
Management fees, affiliate	1,874	1,850	24
Incentive fees, affiliate	—	235	(235)
Depreciation on real estate assets	—	206	(206)
General and administrative	1,937	1,975	(38)

Total Expenses	$17,593	$24,059	$(6,466)

Interest Expense. Interest expense was $13.8 million and $19.8 million for the three months ended June 30, 2008 and 2007, respectively. The following table sets forth information regarding the total composition amount of interest expense, which is primarily interest expense related to our CDOs and repurchase agreements (in thousands):

	For the Three Months Ended June 30,		Increase
	2008	2007	(decrease)
CDO II	$5,582	$10,080	$(4,498)
CDO I	3,643	4,465	(822)
Interest rate swaps	—	(397)	397
Repurchase agreements	1,919	4,028	(2,109)
Junior subordinated debentures	1,086	1,033	53
Amortization of deferred financing fees	1,552	466	1,086
Amortization of swap termination loss (gain)	—	118	(118)

Total interest expense	$13,782	$19,793	$(6,011)

Due to the adoption of SFAS No. 159, effective January 1, 2008, interest expense related to our CDO I and II related interest rate swaps of $4.4 million is recorded in other gains (losses) for the three months ended June 30, 2008. During the three months ended June 30, 2007, interest expense includes $(0.3) million of interest expense related to our CDO I and CDO II related interest rate swaps. After adjusting for this, the decrease in interest expense of $6.4 million is primarily related to lower LIBOR rates in 2008 compared to 2007 as well as lower average balances outstanding on repurchase agreements in the three months ended June 30, 2008 compared to the same period in 2007, offset, in part, by higher amortization of deferred financing fees primarily related to quarterly availability fee payments on our repurchase agreements.

Management and Incentive Fees. Base management fees are calculated as a percentage of stockholders’ equity adjusted to exclude the effect of any unrealized gains and losses or other items that do not affect realized net income. Our manager is also entitled to receive quarterly incentive fees equal to 25% of our Funds From Operations (as defined in the management agreement), or FFO, in excess of minimum FFO targets (as defined in the management agreement). The following table summarizes our management fees for the three months ended June 30, 2008 and 2007 (in thousands):

	For the Three Months Ended June 30,		Increase
	2008	2007	(decrease)
Base management fees	$1,874	$1,850	$24
Incentive fees	—	235	(235)

Total management fees	$1,874	$2,085	$(211)

The decrease in management fees is primarily due to decreases in incentive fees for the three months ended June 30, 2008 compared to 2007 due to FFO exceeding the minimum thresholds defined in the management agreement during 2007 whereas the minimum FFO thresholds were not achieved in 2008.

Depreciation on Real Estate Assets. During the three months ending June 30, 2008, we did not record any depreciation expense as we sold 50% of our interest in the net leased real estate assets in October 2007 and sold the remaining 50% interest in the real estate joint venture in April 2008. During the three months ended June 30, 2007, we owned 100% of the net leased real estate assets and depreciation expense was approximately $0.2 million.

General and Administrative Expense. The decrease in general and administrative expenses of $38 for the three months ended June 30, 2008 versus the same period in 2007 was due primarily to lower due diligence costs offset, in part, by higher legal and professional services expenses. Included in general and administrative expenses are additional affiliate expenses related to overhead and out-of-pocket expense reimbursements to our manager aggregating $0.1 million in each of the three months ended June 30, 2008 and 2007, pursuant to our management agreement.

Other Gains (Losses). The following table sets forth information regarding the amount and composition of our other gains (losses) during the three months ended June 30, 2008 and 2007 (in thousands):

Composition of Other Gains (Losses)

	For the Three Months Ended June 30,
	2008	2007
Changes in Fair Value
CDO related financial assets and liabilities
CMBS	$(428)	$—
Real estate loans	(6,856)	—
Notes payable	7,585	—
Interest rate swaps	22,322	—

Unrealized gain (loss) on CDO related financial assets and liabilities	22,623	—

Non-CDO related financial assets and liabilities
Loss on CMBS impairment	(273)	—
Real estate loans held for sale	(506)	—
Interest rate swaps	8,199	—

Unrealized gain (loss) on non-CDO related financial assets and liabilities	7,420	—

Total changes in fair value	30,043	—

Realized Losses
Loss on real estate loan held for sale	(9,249)	—
Loss on termination of non-CDO interest rate swaps	(1,370)	—

Total realized losses	(10,619)	—

Cash payments on interest rate swaps	(4,690)	—

Recognition of amounts in accumulated other comprehensive income (loss) (“AOCI”) as of December 31, 2007
Loss on CMBS impairment	—	—
Unrealized gain (loss) on non-CDO interest rate swaps	—	—
Amortization of swap termination costs	(126)	—
Amortization of unrealized loss on CDO related interest rate swaps	(575)	—

Total recognition of amounts in AOCI as of December 31, 2007	(701)	—

Total other gains (losses)	$14,033	$—

Unrealized Gain on CDO Financial Assets and Liabilities, net. For the three months ended June 30, 2008, we recorded a $22.6 million unrealized gain, net, related to our fair value election for CDO related financial assets and liabilities pursuant to SFAS No. 159 effective January 1, 2008.

Fair value of CMBS was relatively unchanged as the impact of higher treasury and swap rates were offset in part by the impact of tightening credit spreads on older vintage (pre-2007) CMBS investments. The fair value of real estate loans declined due to increased credit spreads on floating rate real estate loans. The fair value of CDO notes payable declined due to higher treasury rates and higher credit spreads on structured finance instruments. The fair value of the liability on our interest rate swaps declined due to higher 10-year swap rates.

Loss on Impairment of CMBS. Our valuation and income recognition processes involves estimating loss adjusted cash flows over the expected term of the securities and determining an effective yield to maturity based on those cash flow estimates. For CMBS, if there is an adverse change in the net present value of projected cash flows from those estimated in the previous period, and the fair value of the security is below its amortized cost basis, we will reduce the amortized cost basis to fair value, pursuant to EITF 99-20. For assets in which we did not elect the FVO, this would result in an other than temporary impairment charge in the consolidated statement of operations. During the three months ended June 30, 2008 and 2007, we recorded other than temporary non-cash impairment charges related to CMBS investments of $0.3 million and $0, respectively. The 2008 other than temporary impairment charges are related to declines in the projected net present value of future cash flows on certain CMBS investments pursuant to EITF 99-20.

Unrealized Loss on Loans Held for Sale. As of June 30, 2008, five of our real estate loans with a cost basis of $184.7 million are classified as available for sale in order to provide additional potential sources of liquidity to us. Pursuant to SFAS No. 65, we carry such real estate loans on our consolidated balance sheet at the lower of cost or fair value, and as a result, during the three months ended June 30, 2008, we recorded charges related to increases in unrealized losses on such loans during the second quarter of 2008 aggregating $0.5 million.

Such unrealized loss was attributable to declines in the fair value of $8.6 million during the three months ended June 30, 2008 on the five real estate loans owned as of June 30, 2008 due to the impact of higher treasury/swap rates on our two fixed rate loans and higher credit spreads on all five loans. This was offset, in part, by the reversal of the unrealized loss of $8.1 million as of March 31, 2008 on the fixed rate real estate loan sold in June 2008.

Unrealized Gain on Non-CDO Interest Rate Swaps. A gain of $8.2 million was recorded for the three months ended June 30, 2008 as a result of discontinuing hedge accounting for these swaps during 2008. These interest rate swaps were originally designated to hedge existing floating rate indebtedness related to our repurchase agreements and anticipated future long-term floating rate indebtedness. No unrealized gains (losses) on interest rate swaps were recorded during the three months ended June 30, 2007.

Loss on Real Estate Loan Held for Sale. During the three months ended June 30, 2008, we sold a whole mortgage loan classified as held for sale with a face amount of $45.0 million and an unamortized cost basis of $45.4 million for $36.6 million. We recorded a $9.2 million realized loss in connection with the sale of this loan.

Loss on Termination of Non-CDO Interest Rate Swaps. In connection with the sale of a real estate loan and the repayment of related repurchase agreement borrowings, we paid $1.4 million in swap termination costs on an interest rate swap with a notional balance of $45.0 million.

Loss on Interest Rate Swaps. For the three months ended June 30, 2008, we recorded $5.4 million of loss on interest rate swaps primarily related to $4.7 million of cash carrying costs on interest rate swaps, $0.1 million of amortization of swap termination costs and $0.6 million of amortization of on CDO related interest rate swaps in other comprehensive income at December 31, 2007.

Comparison of the six months ended June 30, 2008 and 2007 (in millions)

Net loss was $37.9 million, or $(1.47) per diluted share, during the six months ended June 30, 2008 compared to net income of $19.9 million, or $0.77 per diluted share, for the six months ended June 30, 2007.

Revenues

The following table sets forth information regarding the total amount and composition of our revenues, which are primarily interest income earned from our investments and cash positions and lease income on our net leased real estate assets (in thousands):

	For the six months ended June 30,		Increase
	2008	2007	(decrease)
REVENUES
Interest income from CMBS	$46,171	$38,354	$7,817 (1)
Interest income from real estate loans	16,333	19,379	(3,046)
Interest income from cash and cash equivalents	616	3,550	(2,934)
Lease income from real estate assets	—	2,777	(2,777)
Equity in earnings of unconsolidated joint ventures	967	—	967
Fee income	253	—	253
Other income	—	31	(31)

Total Revenues	$64,340	$64,091	$249

(1)

The $7.8 million increase in interest income from CMBS for the six months ended June 30, 2008 compared to the same period in 2007 is related to incremental accretion of $2.8 million primarily due to the other than temporary charge recorded in the first quarter of 2008.

The increase in revenues during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 is primarily due to increased balances of interest-bearing assets due to acquisitions of CMBS and real estate loans and increased levels of non-cash CMBS income offset, in part, by lower interest income on cash due to reduced cash balances, on average, and lower levels of income and equity in earnings from unconsolidated joint ventures, net. For the six months ended June 30, 2008, $53.1 million was earned on fixed rate investments, while the remaining $11.2 million was earned on floating rate investments, compared to $45.3 million and $18.8 million for the same period in 2007, respectively. We classify income from floating rate investments as that which is tied to a published index, e.g. LIBOR. At June 30, 2008, our floating rate investments included a cost basis of $335.5 million in real estate loans, $43.4 million in cash and cash equivalents and $1.2 million in restricted cash primarily related to the remaining CDO II loan replenishment pool. During the six months ended June 30, 2008, investments in unconsolidated joint ventures generated $1.1 million in income from our investments in the Charter Schools joint venture and $0.1 million in net losses from our investment in the US Debt Fund. Equity in earnings from unconsolidated joint ventures income also includes $0.8 million in non-cash straight-line rental income for the six months ended June 30, 2008 while $0.8 million of non-cash straight-line rental income is included in lease income for the six months ended June 30, 2007 pursuant to SFAS No. 13.

Expenses

The following table sets forth information regarding the amount and composition of our expenses (in thousands):

	For the Six Months Ended June 30,		Increase
	2008	2007	(decrease)
Interest expense	$29,197	$35,424	$(6,227)
Management fees, affiliate	3,701	3,705	(4)
Incentive fees, affiliate	—	387	(387)
Depreciation on real estate assets	—	412	(412)
General and administrative	3,917	4,255	(338)

Total Expenses	$36,815	$44,183	$(7,368)

Interest Expense. Interest expense was $29.2 million and $35.4 million for the six months ended June 30, 2008 and 2007, respectively. The following table sets forth information regarding the total composition amount of interest expense, which is primarily interest expense related to our CDOs and repurchase agreements (in thousands):

	For the Six Months Ended June 30,		Increase
	2008	2007	(decrease)
CDO II	$12,832	$20,065	$(7,233)
CDO I	7,626	8,883	(1,257)
Interest rate swaps	—	(729)	729
Repurchase agreements	4,797	5,050	(253)
Junior subordinated debentures	2,172	1,033	1,139
Amortization of deferred financing fees	1,770	909	861
Amortization of swap termination loss (gain)	—	213	(213)

Total interest expense	$29,197	$35,424	$(6,227)

Due to the adoption of SFAS No. 159, effective January 1, 2008, interest expense related to our CDO I and II interest rate swaps of $7.0 million is recorded in other gains (losses) for the six months ended June 30, 2008. During the six months ended June 30, 2007, interest expense includes $(0.5) million of interest expense related to our CDO I and CDO II related interest rate swaps. After adjusting for this, the decrease in interest expense of $6.9 million is primarily related to lower LIBOR rates in 2008 compared to 2007, lower average balances outstanding on repurchase agreements in the three months ended June 30, 2008 compared to the same period in 2007, offset, in part by our April 2007 issuance of trust preferred securities, and increased amortization of deferred financing fees for the six months ending June 30, 2008 due primarily to increased facility expenses on our repurchase agreements.

Management and Incentive Fees. Base management fees are calculated as a percentage of stockholders’ equity adjusted to exclude the effect of any unrealized gains and losses or other items that do not affect realized net income. Our manager is also entitled to receive quarterly incentive fees equal to 25% of our Funds From Operations (as defined in the management agreement), or FFO, in excess of minimum FFO targets (as defined in the management agreement). The following table summarizes our management fees for the six months ended June 30, 2008 and 2007 (in thousands):

	For the Six Months Ended June 30,		Increase
	2008	2007	(decrease)
Base management fees
Incentive fees	$3,701	$3,705	$(4)
Total management fees	—	387	(387)

	$3,701	$4,092	$(391)

The decrease in management fees is primarily due to decreases in incentive fees for the six months ended June 30, 2008 compared to 2007 due to FFO exceeding the minimum thresholds defined in the management agreement during 2007 whereas the minimum FFO thresholds were not achieved in 2008.

Depreciation on Real Estate Assets. During the six months ending June 30, 2008, we did not record any depreciation expense as we sold 50% of our interest in the net leased real estate assets in October 2007 and sold the remaining 50% interest in the real estate joint venture in April 2008. During the six months ended June 30, 2007, we owned 100% of the net leased real estate assets and depreciation expense was approximately $0.4 million and included in the consolidated statements of operations.

General and Administrative Expense. The decrease in general and administrative expenses of $0.3 million for the six months ended June 30, 2008 versus the same period in 2007 was due primarily to lower due diligence costs offset, in part, by higher legal and professional services expenses. Included in general and administrative expenses are affiliate expenses related to overhead and out-of-pocket expense reimbursements to our manager aggregating $0.3 million in each of the six months ended June 30, 2008 and 2007, pursuant to our management agreement.

Other Gains (Losses). The following table sets forth information regarding the amount and composition of our other gains (losses) during the six months ended June 30, 2008 and 2007 (in thousands):

Composition of Other Gains (Losses)

	For the Six Months Ended June 30,
	2008	2007
Changes in Fair Value
CDO related financial assets and liabilities
CMBS	$(175,189)	$—
Real estate loans	(11,764)	—
Notes payable	274,237	—
Interest rate swaps	2,244	—

Unrealized gain (loss) on CDO related financial assets and liabilities	89,528	—

Non-CDO related financial assets and liabilities
Loss on CMBS impairment	(45,395)	—
Real estate loans held for sale	(28,874)	—
Interest rate swaps	3,394	—

Unrealized gain (loss) on non-CDO related financial assets and liabilities	(70,875)	—

Total changes in fair value	18,653	—

Realized Losses
Loss on real estate loan held for sale	(9,249)	—
Loss on termination of non-CDO interest rate swaps	(1,370)	—

Total realized losses	(10,619)	—

Cash payments on interest rate swaps	(6,773)	—

Recognition of amounts in accumulated other comprehensive income (loss) (“AOCI”) as of December 31, 2007
Loss on CMBS impairment	(54,457)	—
Unrealized gain (loss) on non-CDO interest rate swaps	(10,795)	—
Amortization of swap termination costs	(250)	—
Amortization of unrealized loss on CDO related interest rate swaps	(1,143)	—

Total recognition of amounts in AOCI as of December 31, 2007	(66,648)	—

Total other gains (losses)	$(65,384)	$—

Unrealized Gain on CDO Financial Assets and Liabilities: For the six months ended June 30, 2008, we recorded a $89.5 million unrealized gain, net, related to our fair value election for CDO related financial assets and liabilities pursuant to SFAS No. 159 effective January 1, 2008.

Fair value of CMBS declined primarily due to the impact of higher credit spreads on CMBS investments. The fair value of real estate loans declined due to increased credit spreads on floating rate real estate loans. The fair value of CDO notes payable declined due to higher credit spreads on structured finance instruments.

Loss on Impairment of CMBS. Our valuation and income recognition processes involves estimating loss adjusted cash flows over the expected term of the securities and determining an effective yield to maturity based on those cash flow estimates. For CMBS, if there is an adverse change in the net present value of projected cash flows from those estimated in the previous period, and the fair value of the security is below its amortized cost basis, we will reduce the amortized cost basis to fair value, pursuant to EITF 99-20. For assets in which we did not elect the FVO, this would result in an other than temporary impairment charge on the consolidated statement of operations. During the six months ended June 30, 2008 and 2007, we recorded other than temporary non-cash impairment charges related to its CMBS investments of $99.9 million and $0, respectively. The 2008 other than temporary impairment charges includes $2.4 million related to declines in the projected net present value of future cash flows on certain CMBS investments pursuant to EITF 99-20. The remaining non-cash CMBS impairment charge of $97.5 million during the six months ended June 30, 2008 relates to other than temporary declines in fair value due to widening credit spreads for CMBS investments which began in the first half of 2007, accelerated throughout the second half of 2007 and continued through the first quarter of 2008, resulting in both increased severity of the level of unrealized losses as well as increased duration of such unrealized losses. For the six months ended June 30, 2007, we recorded no non-cash impairment charges on our CMBS investments.

Unrealized Loss on Loans Held for Sale. As of June 30, 2008, five of our real estate loans with a cost basis of $184.7 million are classified as available for sale in order to provide additional potential sources of liquidity to us. Pursuant to SFAS No. 65, we carry such real estate loans on our consolidated balance sheet at the lower of cost or fair value, and as a result, during the six months ended June 30, 2008, we recorded charges related to increases in unrealized losses on the six loans owned since December 31, 2007 aggregating $28.9 million.

Such unrealized loss was attributable to declines in the fair value of $28.9 million during the six months ended June 30, 2008 on the six real estate loans owned during the six months ended June 30, 2008 due to the impact of higher treasury/swap rates on our three fixed rate loans and higher credit spreads on all six loans. This was offset, in part, by the reversal of the unrealized loss of $8.1 million on the fixed rate real estate loan sold in June 2008.

Loss on Interest Rate Swaps. For the six months ended June 30, 2008, we recorded $8.2 million of losses on interest rate swaps primarily related to $6.7 million of cash carrying costs on interest rate swaps, $0.2 million of amortization of swap termination costs and $1.1million of amortization of on CDO related interest rate swaps in other comprehensive income at December 31, 2007.

Loss on Termination of Non-CDO Interest Rate Swaps. In connection with the sale of a real estate loan and the repayment related repurchase agreement borrowings, we paid $1.4 million in swap termination costs on an interest rate swap with a notional balance of $45.0 million.

Unrealized Loss on Non-CDO Interest Rate Swaps. During the first quarter of 2008, we determined that four interest rate swaps, aggregating $211.0 million in notional balance, intended to hedge anticipated future and current floating rate financings were no longer effective as such future long-term financings are not considered probable due to continued market disruptions. As a result, we recorded a charge of $(7.4) million consisting of the write-off of unrealized losses of $10.8 million previously classified as part of accumulated other comprehensive income (loss) as of December 31, 2007 and changes in the fair value of such swaps of $2.0 million during the six months ended June 30, 2008. This has been reflected in unrealized gain (loss) on non-CDO interest rate swaps in the consolidated statement of operations. As of June 30, 2008 the combined fair value of the three interest rate swaps was $(7.7) million compared to $(11.1) million at December 31, 2007.

Liquidity and Capital Resources

At June 30, 2008, our liquidity position consisted of unrestricted cash balances of $43.4 million and restricted cash of $1.2 million. During the three and six months ended June 30, 2008, we funded margin calls aggregating $18.3 million and $84.0 million, respectively. Such margin calls consisted of $18.3 million related to declines in estimated fair values of collateral during the three months ended June 30, 2008 and $63.2 million related to declines in estimated fair values of collateral and $20.8 million related to lower advance rates on collateral during the six months ended June 30, 2008. Subsequent to June 30, 2008 through August 4, 2008, we funded additional margin calls of $9.5 million consisting of $9.5 million related to changes in the estimated market value of collateral, primarily CMBS. As of August 4, 2008, unrestricted cash decreased to $38.4 million and borrowings on our repurchase agreements decreased to $100.6 million.

As reflected in our consolidated statements of cash flows for the six months ended June 30, 2008, net cash provided by operating activities was $19.9 million.

The Company continues to seek means to create additional liquidity in this turbulent market environment including classifying five of its remaining real estate loan investments as held for sale in order to provide additional potential sources of liquidity for general corporate purposes including debt repayment and acquisitions, among other uses, as well as extending and/or replacing certain of its repurchase agreement facilities and evaluating other potential financing and capital raise options. We cannot provide any assurances that these plans individually or collectively will be accomplished.

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and investments, pay dividends and other general business needs. Our principal sources of working capital and funds for additional investments primarily include: 1) cash flow from operations; 2) borrowings under our repurchase and credit facilities; 3) our CDO offerings; 4) other forms of financing or additional securitizations including CMBS or subsequent CDO offerings; 5) proceeds from common or preferred equity offerings and, 6) the proceeds from principal payments on or sales of our investments. We believe these sources of financing will be sufficient to meet our short-term liquidity needs. However, the general market availability of short-term repurchase agreement financing for CMBS and real estate loan positions has declined during the second half of 2007 and continued into 2008. This combined with the decline in estimated fair value of CMBS and real estate loan investments due primarily to spread widening has resulted in significant margin calls on our repurchase agreements during the second half of 2007 and 2008. Historically, our initial borrowings have been short-term, variable rate debt; however, we have financed and over time expect to continue to finance the majority of our assets on a long-term basis through match-funded CDO strategies. Our CDO strategy is dependent upon our ability to place the match-funded debt we intend to create in the market at attractive borrowing spreads. If spreads for CDO liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute the CDO strategy will be severely restricted. At this time, the CDO market is essentially closed and as a result, extending the term of our short term financing facilities is very important to financing certain of our investments. We expect that our cash flow provided by operations, proceeds from select asset sales, loan repayments and our current and anticipated financings will satisfy our liquidity needs over the next twelve months.

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

Borrowings. As of August 4, 2008, June 30, 2008 and December 31, 2007, repurchase agreement borrowings consisted of the following:

	Amount
	August 4, 2008	June 30, 2008	December 31, 2007
Secured by CMBS
Bear Stearns	$14,143	$15,033	$77,350
JP Morgan	27,339	35,288	18,759
Secured by real estate loans
Goldman Sachs	59,096	100,980	165,755

	$100,578	$151,301	$261,864

Each of the repurchase agreement facilities is subject to margin calls based on fair market value determinations of the underlying collateral.

In August 2007 and as subsequently amended in September 2007 and March 2008, we and one of our wholly owned subsidiaries, respectively, entered into a repurchase agreement with JPMorgan Chase Bank, N.A. (the “JPMorgan Facility”). This repurchase agreement provides financing up to $250.0 million to be secured by rated and unrated CMBS and various types of real estate loans and is scheduled to terminate on August 22, 2008. This repurchase agreement is limited recourse (25% of the outstanding balance) to us. As of June 30, 2008, $35.3 million was outstanding under the repurchase agreement at a weighted average borrowing rate of 4.0%, and CMBS investments with an estimated fair value of $57.7 million were pledged as collateral under this repurchase agreement.

In March 2007, we and one of our wholly-owned subsidiaries, respectively, entered into a repurchase agreement with Liquid Funding, an affiliate of Bear Stearns & Co. Inc., now a subsidiary of JPMorgan Chase Bank, N.A., which was subsequently amended in June 2007, with an available borrowing capacity of $150.0 million (the “Liquid Funding Facility”). In connection with the June 2007 amendments, we entered into a guaranty agreement with Liquid Funding. In March 2008, the Liquid Funding Facility was replaced by a new repurchase agreement with Bear Stearns (the “Bear Stearns Facility”) that provides available borrowing capacity of

$25.0 million and matures in September 2008. At June 30, 2008, $15.0 million was outstanding under the Bear Stearns Facility at a weighted average borrowing rate of 3.9% and CMBS investments with an estimated fair value of $33.2 million were pledged as collateral under this repurchase agreement.

We have recently agreed in principle on terms with JPMorgan related to the extension and consolidation of our CMBS repurchase agreements with JPMorgan and Bear Stearns. It is anticipated that the term of the facility will be extended to August 2009 and require a partial paydown of outstanding borrowings due to lower advance rates and be fully recourse to us, among other items. We are in the process of completing final legal documentation of this agreement. In the event we are unable to complete the extension and consolidation of these agreements, we may be required to sell assets at potentially unfavorable prices to pay-down outstanding borrowings.

In September 2006, we and one of our wholly-owned subsidiaries, respectively, entered into a repurchase agreement with Goldman Sachs Mortgage Company (“Goldman Sachs Facility”), which was subsequently amended in September 2007 and March 2008. The repurchase agreement is secured by various types of real estate loans and is scheduled to terminate on October 1, 2009. As part of the March 2008 amendment, we will be required to pay a quarterly availability fee and the facility is fully recourse to us. In April 2008, we paid the first availability fee and paid down the facility by $11.9 million. During June 2008, we paid another availability fee and repaid borrowings of $26.4 million under this repurchase agreement as a result of the sale of one of the loans pledged as collateral. At June 30, 2008, there was $101.0 million outstanding under the repurchase agreement at a weighted average borrowing rate of 4.2% and real estate loans with a cost basis of $188.6 million and a carrying value of $141.9 million were pledged as collateral under this repurchase agreement.

Collateralized Debt Obligations. On October 17, 2006, we issued our second CDO, or CDO II, through two of our wholly-owned subsidiaries, JER CRE CDO 2006-2, Limited and JER CRE CDO 2006-2, LLC, collectively known as CDO II. CDO II is secured by $1.2 billion par value of collateral interests consisting of CMBS, mezzanine loan interests, first mortgage loan interests, Re-REMIC securities, and real estate CDO securities. CDO II issued privately placed notes totaling $768.4 million rated AAA through BBB- (“CDO II Investment Grade Notes”). The Company purchased a portion of the CDO II Investment Grade Notes and retained all of the non-investment grade notes and preferred shares. $708.3 million of CDO II Investment Grade Notes were issued to third parties consisting of $47.0 million of fixed rate notes with a weighted average interest rate of 5.8% and $661.3 million of floating rate notes with a weighted average interest rate of LIBOR plus 62 basis points, excluding amortization of fees and expenses. The CDO II Investment Grade Notes have a remaining expected average maturity of 8.2 years at June 30, 2008. CDO II has a replenishment collateral pool of up to $275.0 million that will allow replenishment of proceeds of real estate loans that are paid off within five years from the closing of the transaction, subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture. We incurred $10.5 million of debt issuance costs, which were deferred and amortized on an effective yield basis over the life of CDO II through December 31, 2007. Pursuant to the adoption of SFAS No. 159, such deferred debt issuance costs were written off and are part of the cumulative transition adjustment related to adopting SFAS No. 159. Unamortized debt issuance costs of $0 million and $9.5 million are included as a component of deferred financing fees on the consolidated balance sheet at June 30, 2008 and December 31, 2007, respectively. During the three and six months ended June 30, 2008, we contributed no CMBS or real estate loan interests as collateral to CDO II and received no mezzanine loan repayments on CDO II collateral. At June 30, 2008, the available replenishment pool balance was $1.0 million, which is reflected as restricted cash on our consolidated balance sheets.

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

In November 2005, we issued our first CDO, or CDO I, through two of our wholly-owned subsidiaries, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC. CDO I is secured by a static pool of $418.7 million par value of fixed rate subordinate CMBS. CDO I issued privately placed notes totaling $275.6 million rated AAA through BBB- (“CDO I Investment Grade Notes”). We retained a portion of the BBB- rated notes, all of the non-investment grade notes and all of the preferred shares. Two of the CDO I Investment Grade Notes, totaling $119.2 million, were issued with floating rate coupons with a weighted average interest rate of LIBOR plus 39 basis points, excluding amortization of fees and expenses. The remaining CDO I Investment Grade Notes totaling $147.0 million, net of the portion retained by the Company, were issued with fixed rate coupons with a weighted average interest rate of 6.0%, excluding amortization of fees and expenses. The Investment Grade Notes have a remaining expected average maturity of 7.1 years at June 30, 2008. The Company incurred $4.3 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of CDO I through December 31, 2007. Pursuant to the adoption of SFAS No. 159, such deferred debt issuance costs were written off and are part of the cumulative transition adjustment related to adopting SFAS No. 159. Unamortized debt issuance costs of $0 and $3.5 million were included in deferred financing fees on our consolidated balance sheets at June 30, 2008 and December 31, 2007, respectively.

The terms of both CDOs issued by us include coverage tests, including over-collateralization and interest coverage tests, used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral debt securities and other assets may be used to pay principal of and interest on the investment and non-investment grade notes in the applicable CDOs. In the event the coverage tests are not satisfied, interest and principal that would otherwise be payable on the more junior notes may be re-directed to pay principal on the most senior notes. Therefore, failure to satisfy the coverage tests could adversely affect cash flows received by us from our investment grade and non-investment grade notes of the CDOs and thereby our liquidity and operating results.

Through August 4, 2008, several ratings agencies have downgraded twenty-four individual CMBS bond classes across six CMBS deals that represent collateral for the CDO I and CDO II notes payable. Of these bonds, $98.0 million and $30.8 million of face amount were financed by CDO I and CDO II, respectively. Another three bonds held as collateral for CDO II have incurred realized losses on underlying real estate loan collateral. With respect to CDO I collateral, such downgrades do not affect the over-collateralization test. With respect to CDO II, for purposes of the over-collateralization test, the majority of the face amount of these bonds, which are considered impaired collateral interests pursuant to the CDO II indenture, is excluded from the numerator in such over- collateralization test. For CDO II, failure of the over-collateralization test occurs when the test falls below ranges between 100% and 140%, depending on the class of the notes payable. As of June 30, 2008, CDO II continues to pass all coverage tests and results of the over-collateralization test ranged between 145% and 230%. As of June 30, 2008, CDO II could withstand another $310 million to $441 million of additional increases to the face amount of impaired collateral interests, as defined in the CDO II indenture, before failing certain of the over-collateralization tests.

In the event the CDOs fail to satisfy the coverage tests, we may be required to post additional or replacement collateral to prevent expedited amortization of the more senior notes payable issued by the CDOs. Upon a failure of the coverage test, all available cash flow below the respective class of notes payable will be redirected to pay down the most senior class of notes payable, which would reduce the amount of cash distributed to us. As of June 30, 2008, none of the triggers were met that would cause expedited amortization to the investment grade notes payable of the respective CDO. In the event that the level of impaired collateral interests, as defined in the applicable indenture, increases, the collateral administrator may prevent the CDO from failing the over-collateralization test by replacing certain collateral interests with collateral meeting the requirements set forth in the CDO indenture and acceptable to the ratings agencies, among other options. However, there can be no assurance that acceptable replacement collateral could be identified and replaced in the applicable CDO trust.

Junior Subordinated Debentures. On April 9, 2007, we issued $60.0 million of trust preferred securities through our unconsolidated subsidiary, JERIT TS Statutory Trust I (the “Trust”), in a private transaction exempt from registration under the Securities Act of 1933, as amended. Concurrently, we issued $61.9 million in junior subordinated debentures to the Trust and made a $1.9 million common equity investment in the Trust. The trust preferred securities have a 30-year term ending April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. The assets of the Trust consist solely of the $61.9 million of junior subordinated notes concurrently issued by us, with terms that mirror the trust preferred securities. We incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the junior subordinated debentures. Unamortized debt issuance costs of $1.0 million are included as a component of deferred financing fees on the consolidated balance sheet at June 30, 2008 and December 31, 2007, respectively.

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

If we default in the payment of interest or principal on any debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt, requiring us to immediately repay all outstanding principal. If we are unable to make such payments, our lender could force us to sell our securities or foreclose on our assets pledged as collateral to such lender. The lender could also force us into bankruptcy or bring other legal action against us. Any of these events would likely have a material adverse effect on the value of an investment in our common stock. At June 30, 2008, we were in compliance with all covenants and requirements under our repurchase agreements, collateralized debt obligations, and junior subordinated debentures.

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

Quarter	Dividend Type	Record Date	Declaration Date	Payment Date	Amount
First Quarter 2008	Regular	5/1/2008	4/18/2008	5/6/2008	$0.30
Second Quarter 2008	Regular	6/30/2008	6/13/2008	7/31/2008	0.30

					$0.60

First Quarter 2007	Regular	3/30/2007	3/14/2007	4/30/2007	$0.44
Second Quarter 2007	Regular	6/29/2007	6/13/2007	7/31/2007	0.45
Third Quarter 2007	Regular	9/28/2007	9/13/2007	10/31/2007	0.45
Fourth Quarter 2007	Regular	12/28/2007	12/12/2007	1/30/2008	0.45
Fourth Quarter 2007	Special	12/28/2007	12/12/2007	1/30/2008	0.65

					$2.44

Inflation. We believe that the risk of increases in the market interest rates as a result of inflation on any floating rate debt that we may invest in will be largely offset by our use of match funded financing which may include interest rate derivatives.

Contractual Obligations. Purchase commitments and aggregate principal maturities of our repurchase agreements and notes payable at June 30, 2008 was as follows:

	Principal Balance at June 30, 2008	Weighted Avg. Interest Rate at June 30, 2008	Maturity Dates of Obligations
Purchase commitments	$6,773	—	[1]

Repurchase agreements	$151,301	4.1%	[2]

Notes payable	$974,578	3.7%	[3]

Junior subordinated debentures	$61,860	7.2%	[4]

[1]

Maturity date represents the end of the Investment Period (December 2008) for the U.S. Debt Fund. The timing and amount of capital calls are determined as necessary by the General Partner of the U.S. Debt Fund.

[2]

All repurchase agreements as of June 30, 2008 are scheduled to terminate at the earlier of (a) the closing by the Company of its third collateralized debt obligation transaction or (b) October 1, 2009, (Goldman Sachs), August 22, 2008 (JP Morgan) or September 12, 2008 (Bear Stearns). We have recently agreed in principle on terms with JPMorgan related to the extension and consolidation of our CMBS repurchase agreements with JPMorgan and Bear Stearns. It is anticipated that the term of the facility will be extended to August 2009 and require a partial paydown of outstanding borrowings due to lower advance rates and be fully recourse to us, among other items. We are in the process of completing final legal documentation of this agreement.

[3]

The maturity dates of the notes payable are contingent upon maturity of assets pledged as collateral and have a remaining expected average maturity of 7.1 years and 8.2 years for CDO I and CDO II, respectively, as of June 30, 2008.

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

The following table summarizes our management and incentive fees for the three months ended June 30, 2008 and 2007, respectively.

	For the Three Months Ended June 30,		Increase (decrease)
	2008	2007
Base management fees	$1,874	$1,850	$24
Incentive fees	—	235	(235)

Total management fees	$1,874	$2,085	$(211)

At both June 30, 2008 and December 31, 2007, $1.2 million related to unpaid base management fees are included in due to affiliate in the accompanying consolidated balance sheets. There were no unpaid incentive fees at June 30, 2008 and December 31, 2007, respectively.

Our management agreement provides that we are required to reimburse our manager for certain general and administrative expenses incurred by our manager on our behalf, including our pro rata share of overhead expenses of the manager required for our operations. In November 2006, retroactive to January 1, 2006, the independent members of the board of directors approved an amendment to the management agreement to provide that the allocable overhead reimbursement will be fixed at an amount equal to $0.5 million per annum for 2006, and in each calendar year thereafter, subject to approval by the independent members of the board of directors, $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index (“CPI”) for the applicable year over the CPI for the calendar year 2006. For both the three and six months ended June 30, 2008 and 2007, overhead reimbursements were approximately $0.1 million and $0.3 million, respectively. Our manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on our behalf. If such services are provided by the manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants, or other third parties on an arm’s length basis. In accordance with the provisions of the management agreement, we recorded no reimbursements for other services provided by the manager during the three months ended June 30, 2008 and 2007, and $21 and $17 during the six months ended June 30, 2008 and 2007, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations.

Each CMBS securitization requires a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. As our manager is not a rated special servicer, it appoints J.E. Robert Company or another entity that is a rated special servicer as the special servicer whenever we acquire a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company earned $1.2 million and $1.1 million in fees as special servicer during the three months ended June 30, 2008 and 2007, respectively, and $2.5 million and $2.2 million during the six months ended June 30, 2008 and 2007, respectively. All fees due to J.E. Robert Company as special servicer are paid either by the securitization vehicles or the borrowers, not directly by us and such fees are consistent with traditional, well established market standards and are set as part of the arm’s-length negotiations to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company may reduce the amounts available to pay us pursuant to the terms of the applicable CMBS trusts.

In connection with CDO II, one of our wholly owned subsidiaries entered into a Collateral Administration Agreement with J.E. Robert Company, the Collateral Administrator, an affiliate of our manager, pursuant to which the Collateral Administrator has agreed to advise our wholly owned subsidiary on certain matters regarding the collateral interests and other eligible investments securing the notes. The Collateral Administrator will receive two fees payable on a monthly basis, with the first fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the second fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture, each fee payable with different priorities as set forth in the applicable indenture. For the three and six months ended June 30, 2008 and 2007, we incurred $0.4 million and $0.7 million, respectively, in collateral administration fees pursuant to the Collateral Administration Agreement and such fees are included in general and administrative expenses in the accompanying consolidated statement of operations. At both June 30, 2008 and December 31, 2007, $25 of unpaid collateral administration fees were unpaid and included in due to affiliate in the accompanying consolidated balance sheets. These collateral administration fee schedules within the collateral administration agreement were approved by the independent members of our board of directors.

On December 11, 2007, we and JER Fund IV, an investment fund managed by J.E. Robert Company, entered into a limited partnership agreement pursuant to which we and JER Fund IV agreed to co-manage a new private equity fund, known as JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”). The California Public Employees’ Retirement System, CalPERs, committed $200.0 million and we and JER Fund IV each committed $10.0 million to the US Debt Fund. As of June 30, 2008 and December 31, 2007, we have invested $3.2 million and $1.2 million, respectively, into the US Debt Fund which is reflected in investments in unconsolidated joint ventures on the accompanying consolidated balance sheets.

The US Debt Fund will invest in loans secured, directly or indirectly, by commercial real estate, including, B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products such as CMBX and credit default swaps (the “Targeted Investments”). Excluded investment from the US Debt Fund include non-performing loans, fee-simple ownership interests, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by us or JER Fund IV, and net leased real estate assets.

Targeted Investments that meet the investment guidelines of the US Debt Fund were allocated directly and exclusively by J.E. Robert Company to the US Debt Fund until April 11, 2008. Thereafter, if the US Debt Fund is not fully invested or committed and through the earlier of December 11, 2008 or until 90% of the US Debt Fund’s committed capital has been invested or otherwise committed, we and/or JER Fund IV will be permitted to share targeted investments with the US Debt Fund.

During the six months ended June 30, 2008, we did not invest in any CMBS or real estate loan investments where an affiliate of the manager held a controlling equity interest in the borrower. During the year ended December, 2007, we invested in a first mortgage loan participation with a cost basis of $30.0 million and two mezzanine loan participations with an aggregate cost basis of $49.4 million where an affiliate of the manager held a controlling equity interest in the borrower. During the year ended December 31, 2006, we invested in mezzanine loans totaling $65.0 million where an affiliate of the manager held a controlling equity interest in the borrower. The acquisition of these loans to affiliated borrowers was approved by the independent members of our Board of Directors as required by our investment guidelines. During the six months ended June 30, 2008, we received repayments on loans to affiliated borrowers aggregating $7.5 million. At June 30, 2008, loans to affiliated entities had an unamortized cost basis of $122.4 million, an unpaid principal balance of $123.1 million and a carrying value of $109.2 million.

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

Interest Rate Risk. Interest rate sensitivity refers to the change in earnings and cash flows that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, primarily LIBOR and treasury rates. At June 30, 2008, our primary sensitivity to interest rates related to the income we earned on a portion of our $335.5 million of floating rate real estate loans and the interest expense incurred on $931.9 million of floating rate indebtedness, all tied to LIBOR, resulting in net floating rate liabilities of $596.4 million. We have further mitigated our exposure to changes in interest rates by entering into pay-fixed interest rate swaps based on notional amounts in effect at June 30, 2008 of $662.3 million thereby reducing exposure to interest rate fluctuations to approximately $65.9 million of net floating rate assets. The following table presents our pay-fixed interest rate swaps as of June 30, 2008 and December 31, 2007:

Trade Date	Effective Date	Initial Notional Balance	Notional Balance at June 30, 2008	Ending Notional Balance	Fair Value at June 30, 2008 (4)	Fair Value at December 31, 2007	Termination Date	Pay-Fixed Interest Rate
October 2005	November 2005 (1)	$109,977	$109,977	$5,697	$(4,036)	$(4,107)	June 2015	4.9%
September 2006	October 2006 (2)	386,324	340,047	219,929	(13,120)	(12,860)	August 2016	5.1%
September 2006	October 2009 (2)	—	—	80,071	(15)	(1,056)	August 2016	5.2%
February 2007	October 2007 (2)	—	46,277	85,024	(2,330)	(3,719)	October 2014	5.1%
January 2007	November 2007 (3)	100,000	100,000	100,000	(5,715)	(6,185)	December 2016	5.3%
February 2007	November 2007 (5)	45,000	—	—	—	(2,079)	June 2008	5.0%
February 2007	November 2007 (3)	26,000	26,000	26,000	(1,160)	(1,244)	February 2017	5.1%
March 2007	November 2007 (3)	40,000	40,000	40,000	(861)	(1,631)	January 2017	5.0%

		$707,301	$662,301	$556,721	$(27,237)	$(32,881)

(1)

Swap related to our CDO I financing and is reflected at fair value with the change in value subsequent to December 31, 2007 recorded in other gains (losses) on the consolidated statement of operations due to our election to account for this swap using the FVO effective January 1, 2008.

(2)

Swaps related to our CDO II financing and is reflected at fair value with the change in value subsequent to December 31, 2007 recorded in other gains (losses) on the consolidated statement of operations due to our election to account for these swaps using the FVO effective January 1, 2008.

(3)

Swaps related to our current and future anticipated financings were intended to hedge future long-term floating rate debt and is not considered probable as of June 30, 2008 and as a result, the fair value at June 30, 2008 of $(7.7) million has been recorded in other gains (losses) in the consolidated statement of operations during the three and six months ended June 30, 2008.

(4)

The settlement amount of our interest rate swap liabilities was $(30.7) million as of June 30, 2008. This liability is partially offset by a $3.5 million credit valuation adjustment driven by the SFAS No. 157 requirement to incorporate a valuation adjustment for our and our counter party’s credit rating to arrive at fair value.

(5)

In connection with the sale of the real estate loan in June 2008 and repayment of the related floating rate financing, the Company terminated a swap with an initial notional balance of $45.0 million and paid swap termination costs of $1.4 million.

At June 30, 2008, our interest rate swaps substantially mitigate the impact of an interest rate increase on our net earnings and cash flow. As a result of and due to floating rates on our real estate loans certain, CDO notes payable and repurchase agreement borrowings, changes in interest rates will generally impact our net income. All of our floating rate assets and liabilities are tied to LIBOR or the applicable base rate and some are subject to certain caps, floors or other limitations. The following table shows the estimated change in net income for a 12-month period based on changes in the applicable LIBOR rates applied to floating rate assets, liabilities and interest rate swaps outstanding as of June 30, 2008;

LIBOR Rate Change (Basis Points)	Estimated Increase (Decrease) in Net Income Over 12 Months at June 30, 2008 (1) (2)
(in thousands)
-200	$(747)
-100	(374)
100	373
200	1,034

(1)	Estimated increased (decrease) in net income over next twelve months does not consider the impact of SFAS No. 159 adoption, effective January 1, 2008.

(2)

Estimated increase (decrease) in net income over the next twelve months considering the impact of the July 2008 repayment of $40.8 million of repurchase agreement borrowings and the July 2008 termination of $60.0 million notional of interest rate swaps would be $(363), $(182), $182 and $649, respectively for a -200, -100, 100 and 200 basis point change in LIBOR.

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

Recent Events

Real Estate Loan Repayments

In July 2008, we sold a fixed rate real estate loan classified as held for sale with a face amount of $65.0 million for proceeds of $54.8 million. Proceeds from the sale of this loan were used to pay down $40.8 million in related repurchase agreement borrowings and $4.0 million of swap termination costs. The $50.8 million of proceeds, net of swap termination costs, compares to a net carrying value of the loan and swap of $50.8 million on June 30, 2008.

Subsequent to June 30, 2008 and through August 4, 2008, we received $0.8 million of aggregate repayments on real estate loans.

Financing

In connection with the real estate loan sale in July 2008, we paid down $40.8 million of outstanding repurchase agreement borrowings related to this loan.

Subsequent to June 30, 2008 through August 4, 2008, we funded margin calls of $9.5 million related to changes in the estimated market value of collateral, primarily CMBS.

Other

On July 31, 2008, we paid dividends of $7.8 million, or $0.30 per share of common stock, to shareholders of record on June 30, 2008.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

JER INVESTORS TRUST INC (Registrant)

By:	/s/ Joseph E. Robert, Jr.
Name:	Joseph E. Robert, Jr.
Title:	Chief Executive Officer and Chairman of the Board
Date:	August 11, 2008

By:	/s/ J. Michael McGillis
Name:	J. Michael McGillis
Title:	Chief Financial Officer
Date:	August 11, 2008