Form 10-Q
period 2008-09-30
JER Investors Trust Inc
filed 2008-11-10
CIK 1294017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 5, 2008, the registrant had outstanding 25,901,035 shares of common stock, par value $0.01 per share.

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

PART I

ITEM 1.	Interim Financial Information

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$32,552	$87,556
Restricted cash	1,956	6,687
CMBS financed by CDOs, at fair value	303,904	562,056
CMBS not financed by CDOs, at fair value	71,136	155,384
Real estate loans, held for investment, at fair value at September 30, 2008 and amortized cost at December 31, 2007	232,578	274,734
Real estate loans, held for sale, at lower of cost or fair value	85,167	221,599
Investments in unconsolidated joint ventures	2,832	40,764
Accrued interest receivable	9,181	10,415
Due from affiliate	308	199
Deferred financing fees, net	1,567	14,454
Other assets	2,359	2,333

Total Assets	$743,540	$1,376,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
CDO notes payable, at fair value at September 30, 2008; face amount at December 31, 2007	$328,206	$974,578
Repurchase agreements	88,077	261,864
Junior subordinated debentures	61,860	61,860
Interest rate swap agreements, at fair value	28,931	32,881
Accounts payable and accrued expenses	1,035	921
Dividends payable	7,751	28,391
Due to affiliate	2,609	1,195
Other liabilities	2,793	3,693

Total Liabilities	521,262	1,365,383

Stockholders’ Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 25,901,035 shares issued and outstanding	259	259
Additional paid-in capital	392,537	392,270
Cumulative dividends paid/declared	(155,432)	(132,186)
Cumulative earnings	15,792	68,437
Accumulated other comprehensive loss	(30,878)	(317,982)

Total Stockholders’ Equity	222,278	10,798

Total Liabilities and Stockholders’ Equity	$743,540	$1,376,181

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES
Interest income from CMBS	$21,767	$20,962	$67,939	$59,316
Interest income from real estate loans	6,187	11,302	22,520	30,681
Interest income from cash and cash equivalents	187	1,146	803	4,696
Lease income from real estate assets	—	2,746	—	5,522
Equity in (losses) earnings, net, of unconsolidated joint ventures	(429)	—	538	—
Fee income	151	—	403	—

Total Revenues	27,863	36,156	92,203	100,215

EXPENSES
Interest expense	12,437	20,665	41,633	56,058
Management fees, affiliate	1,844	1,845	5,545	5,551
Incentive fees, affiliate	—	438	—	826
Depreciation and amortization of real estate assets	—	412	—	824
General and administrative	1,610	1,459	5,528	5,712

Total Expenses	15,891	24,819	52,706	68,971

INCOME BEFORE OTHER GAINS (LOSSES)	11,972	11,337	39,497	31,244

OTHER GAINS (LOSSES)
Unrealized loss on financial assets financed with CDOs	(108,136)	—	(295,122)	—
Unrealized gain, net, on CDO related financial liabilities	99,319	—	375,831	—
Loss on interest rate swaps	(4,576)	—	(12,736)	—
Loss on impairment of CMBS	(29,800)	(812)	(129,686)	(812)
Unrealized gain (loss), net, on real estate loans held for sale	8,781	—	(20,094)	—
Unrealized gain (loss) on non-CDO related interest rate swaps	2,685	—	(4,708)	—
Loss on sale of real estate loans held for sale	(11,060)	—	(20,310)	—
Loss on termination of non-CDO related interest rate swaps	(4,035)	—	(5,405)	—

Total other gains (losses)	(46,822)	(812)	(112,230)	(812)

NET INCOME (LOSS)	$(34,850)	$10,525	$(72,733)	$30,432

Net earnings per share:
Basic	$(1.35)	$0.41	$(2.83)	$1.18

Diluted	$(1.35)	$0.41	$(2.83)	$1.18

Weighted average shares of common stock outstanding:
Basic	25,751,477	25,708,035	25,732,921	25,698,475

Diluted	25,764,703	25,710,582	25,753,346	25,712,895

Dividends declared per common share	$0.30	$0.45	$0.90	$1.34

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Cumulative Dividends	Cumulative Earnings	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Paid/Declared	(Losses)	Income (Loss)
Balance at December 31, 2007	25,901	$259	$392,270	$(132,186)	$68,437	$(317,982)	$10,798

Cumulative effect of adoption of SFAS No. 159
Assets					(248,313)	225,991	(22,322)
Liabilities					268,401	—	268,401

Total cumulative effect of adoption of SFAS No. 159					20,088	225,991	246,079

Comprehensive income (loss):
Net income (loss)					(72,733)		(72,733)
Recognition of previously unrealized losses on non-CDO related interest rate swap agreements in other comprehensive income at December 31, 2007						10,795	10,795
Amortization of swap termination costs						378	378
Amortization of unrealized losses on CDO related interest rate swaps in other comprehensive income at December 31, 2007						1,725	1,725
Unrealized gains (losses) on non-CDO related CMBS available for sale						(6,242)	(6,242)
Recognition of previously unrealized losses on non-CDO related CMBS in other comprehensive income at December 31, 2007						54,457	54,457

Total comprehensive income (loss)							$(11,620)

Dividends declared				(23,246)			(23,246)
Stock based compensation- restricted share awards			267				267

Balance at September 30, 2008	25,901	$259	$392,537	$(155,432)	$15,792	$(30,878)	$222,278

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(72,733)	$30,432
Adjustments to reconcile net income to net cash provided by operating activities:
CMBS accretion income	(1,317)	2,253
Amortization of debt issuance costs	2,857	1,395
Accretion of premiums or discounts on real estate loans	—	(357)
Amortization of other comprehensive (income) loss related to CDO related interest rate swap agreements	2,093	336
Depreciation and amortization on real estate assets	—	824
Unrealized (gain) loss on CDO related financial assets and liabilities, net	(80,709)	—
Unrealized and realized losses on interest rate swaps	10,113	—
Unrealized loss on impairment of CMBS	129,686	812
Loss on sale of real estate loans held for sale	20,310	—
Unrealized loss on real estate loans held for sale, net	20,094	—
Equity in earnings, net, from unconsolidated joint ventures	(538)	—
Distributions from unconsolidated joint ventures	1,252	—
Payment-in-kind (PIK) interest on real estate loan held for sale	(3,481)	—
Stock compensation expense	267	357
Increase in straight line rent receivable	—	(1,648)
Changes in assets and liabilities:
Decrease (increase) in other assets	(26)	(3)
Decrease (increase) in accrued interest receivable	1,234	(2,130)
Increase (decrease) in due to/from affiliates, net	1,305	(222)
Increase (decrease) in accounts payable and accrued expenses and other liabilities, net	(776)	2,030

Net cash provided by operating activities	29,631	34,079

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of CMBS	—	(221,480)
Purchase of real estate loans	—	(413,048)
Purchase of real estate assets	—	(38,748)
Investment in unconsolidated joint ventures	(2,231)	—
Decrease in restricted cash, net	4,731	82,926
Proceeds from sale of unconsolidated joint ventures	39,448	—
Proceeds from repayment of real estate loans	8,528	176,407
Proceeds from sale of real estate loans held for sale	90,981	—

Net cash provided by (used in) investing activities	141,457	(413,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(43,885)	(41,453)
Proceeds from repurchase agreements	2,426	532,539
Repayments of repurchase agreements	(176,213)	(247,510)
Proceeds from issuance of junior subordinated debentures	—	61,860
Purchase of common equity in JERIT TS Statutory Trust I	—	(1,860)
Payment of financing costs	(3,015)	(1,501)
Payment of interest rate swap termination costs	(5,405)	—

Net cash (used in) provided by financing activities	(226,092)	302,075

Net decrease in cash and cash equivalents	(55,004)	(77,789)

Cash and cash equivalents at beginning of period	87,556	143,443

Cash and cash equivalents at end of period	$32,552	$65,654

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$50,384	$53,863

Dividends declared but not paid	$7,751	$11,615

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

The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to shareholders, among other requirements. Additionally, management believes that the Company conducts its operations so as not to be regulated as an investment company under the Investment Company Act of 1940. We are not subject to regulation as an investment company under the Investment Company Act because we do not meet the definition of an investment company under the Investment Company Act, including Section 3(a)(1)(C). From time to time in the past, we have relied on the exclusion from investment company status provided by Section 3(c)(5)(C) of the Investment Company Act (and Section 3(c)(6) if, from time to time, we engaged in our real estate business through one or more majority-owned subsidiaries).

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

2. RECENT DEVELOPMENTS IN THE MARKETS

Since 2007, significant disruptions in the global credit markets have had a substantial effect on market participants. These disruptions have led to, among other things, a significant decline in the fair value of many mortgage related investments, and a significant contraction in short-term and long-term funding sources. This contraction in credit includes sources that the Company depends on to finance certain of its investments, specifically repurchase agreements and commercial real estate collateralized debt obligations (CRE CDOs). As a result, many companies have had difficulty valuing certain of their holdings and/or obtaining sustainable long-term sources of capital to adequately finance their business. The Company has had a similar experience in the current capital markets environment and as a result, has sold assets to reduce short-term borrowings and improve liquidity.

Beginning in the second half of 2007 and continuing through 2008, the Company has seen a significant widening of credit spreads in both the subordinate CMBS market which includes bonds rated BB+ through NR classes, and in the investment grade tranches of BBB- and above. In 2008, new issue CMBS volume has been a small fraction of the amount of issuance in 2006 and 2007. Credit spreads on recent secondary market trades, which have also been very limited, for typical BBB- CMBS bonds, are estimated to exceed 2,500 basis points as of September 30, 2008 compared to approximately 900 basis points as of December 31, 2007 and approximately 95 basis points as of December 31, 2006. Additionally, the Company has seen significant widening of credit spreads on real estate loans, including B-Notes, mezzanine loans and whole loans.

The Company finances certain of its investments with repurchase agreements that are subject to margin calls. Under the terms of the repurchase agreements, the value of assets underlying the debt is marked-to-market by the counterparty at its discretion, as frequently as on a daily basis. If the value of the underlying asset declines, the counterparty has the ability to require us to post additional margin – cash or other collateral – to compensate for the decline in value of the asset (conversely, if the value of the underlying asset increases, a portion of the margin we previously posted may be returned to us, although this has happened on a limited basis to date). As a result of spread widening and a reduction in advance rates, the Company has had significant margin calls on its’ repurchase agreement facilities. For the twelve months ended September 30, 2008, the Company paid $136.2 million in margin calls. During the three and nine months ended September 30, 2008, such margin calls totaled $22.7 million and $106.7 million, respectively. In addition, there have been $13.7 million of margin calls subsequent to September 30, 2008 through November 7, 2008.

        Currently, the market for short-term credit facilities is very challenging and many lenders are actively seeking to reduce their balances outstanding by lowering advance rates on financed assets and increasing borrowing costs, to the extent such facilities continue to be available. During the three months ended September 30, 2008, the Company consolidated the Bear Stearns and JPMorgan Facilities and extended the maturity date of the consolidated JPMorgan Facility to September 2009. As part of the new agreement, the Company is required to pay JPMorgan approximately $7.4 million due to lower advance rates being applied to the collateral. As of November 7, 2008, approximately $2.0 million of such amounts remains to be paid and is to be paid prior to November 30, 2008. The Company’s other repurchase agreement is with Goldman Sachs and has a stated maturity date of October 1, 2009. With respect to the Goldman Sachs facility, the Company is obligated to pay quarterly availability fees to maintain the facility through October 1, 2009. In the event the Company is unable to maintain or extend existing and/or secure new lines of credit or collateralized financing on favorable terms, its ability to successfully implement its investment strategy may be significantly impacted and returns to investors may be reduced. In the event the Company’s current short-term credit facilities are not extended or extended with lower advance rates on collateral, the Company may be required to sell assets at potentially unfavorable prices to payoff such facilities which may reduce earnings and operating cash flow.

These market developments have had a significant adverse impact on the Company’s liquidity position and its ability to achieve its long- term objectives. The Company’s liquidity, results of operations and financial condition have been and may continue to be adversely impacted if market conditions continue to deteriorate and by continued margin calls under the repurchase agreements. Additionally, in order to obtain cash to satisfy margin calls the Company may liquidate assets at an inopportune time, which could result in further significant realized losses. The Company cannot predict changes in the market value of collateral and potential margin call requirements, if any, under its repurchase agreement facilities.

The Company continues to take steps to improve its liquidity in this turbulent market environment. During 2008, the Company sold its remaining 50% interest in the Charter Schools Joint Venture for approximately $39.4 million in April 2008, sold a whole mortgage loan classified as held for sale for $36.6 million (before transaction costs) in June 2008, sold a whole mortgage loan classified as held for sale for $54.8 million (before transaction costs) in July 2008 and as of September 30, 2008 has four additional real estate loan investments classified as held for sale in order to provide additional potential sources of liquidity for general corporate purposes, including debt repayment, among other items. In addition, the Company sold a first mortgage loan classified as held for sale for $23.8 million (before transaction costs) in October 2008. The Company’s current liquidity plans involve extending and/or replacing certain of its repurchase agreement facilities, sale of additional assets and evaluating other potential financing and capital raise options. Although the Company cannot provide any assurances that these plans individually or collectively will be accomplished, management believes that achievement of certain of the plans should continue to provide the Company with adequate liquidity.

Since June 30, 2008 and accelerating after September 30, 2008, the Company has seen a significant increase in CMBS loan collateral entering its CMBS special servicing portfolio. The CMBS special servicing portfolio balance was $262.0 million, $303.5 million and $467.3 million at June 30, 2008, September 30, 2008 and November 7, 2008, respectively. Due to the continued tightening of credit, declining real estate values, worsening macro-economic environment, in conjunction with the significant increase in its CMBS special servicing portfolio, the Company increased its loan loss projections associated with the real estate loan collateral underlying its “first-loss” CMBS portfolio, which represented approximately 3,500 loans with an unpaid principal balance of approximately $48 billion at September 30, 2008. As of September 30, 2008, the Company increased projected future loan losses on such collateral from $661 million to $863 million. In addition, the Company accelerated the projected timing of these losses, with most of the loss increase projected to occur in 2009 and 2010. This increase in loss projections results in lower projected future cash flows from its “first-loss” CMBS investments, and, in part, caused the Company to recognize a $29.8 million impairment CMBS charge during the three months ended September 30, 2008.

The Company does not currently know the full extent to which the current market disruption will affect it or the markets in which it operates, and the Company is unable to predict its length or ultimate severity. If the challenging conditions continue, the Company may experience further tightening of liquidity, increased credit losses, impairment charges and increased margin call requirements as well as additional challenges in raising capital and obtaining investment financing on attractive terms. Decisions by investors and lenders to enter into transactions with the Company will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities.

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

Restricted Cash

As of September 30, 2008, restricted cash consists of (i) principal and interest payments received by the trustee on investments that serve as collateral for CDO I and CDO II, as defined in Note 9, with such interest payments remitted to the Company on a monthly basis and (ii) cash posted as collateral for margin calls associated with the JPMorgan Chase repurchase agreement facility that had not been applied to borrowings outstanding by JPMorgan Chase. As of December 31, 2007, restricted cash also included cash posted with interest rate swap counterparties to secure out of the money positions on the Company’s interest rate swap agreements. The Company was not required to post cash as collateral under its existing interest rate swap agreements as of September 30, 2008.

Fair Value Election

The Company elected, pursuant to Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”(“SFAS No. 159”), effective January 1, 2008, the fair value option (“FVO”) for all financial assets and liabilities related to its CDO I and CDO II financings. The assets and liabilities include:

•	CMBS investments pledged as collateral in CDOs

•	Real estate loans pledged as collateral in CDOs, which currently represent our real estate loans held for investment

•	CDO notes payable

•	CDO related interest rate swaps

As a result of electing the FVO for our CDO notes payable, the related unamortized deferred financing fees were charged against cumulative earnings as of January 1, 2008. There were no financial assets or liabilities acquired during 2008, but the Company may elect the FVO for financial assets acquired or financial liabilities incurred in the future.

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

Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants.

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

The Company considers the following factors when determining whether there is evidence of an other than temporary impairment for a security or investment: (i) the length of time and the extent to which the market value has been less than the amortized cost including current and future indicators of credit deterioration, and the outlook for such market for the near future, and (ii) the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value. In the future, if the Company’s liquidity needs change, it may impact the Company’s ability and intent to hold certain investments.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheets as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Ineffectiveness, if any, is recorded in the income statement. The net gain or loss related to the termination of a derivative instrument remains in accumulated other comprehensive income (loss) and is amortized into earnings during the same period in which the original hedged transaction affects earnings when it is probable that the forecasted transaction will occur within the originally specified time period. The Company periodically reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly as required by the standard. In the event a cash flow hedge is no longer highly effective or it becomes probable that a forecasted transaction being hedged will not occur as anticipated, then cash flow hedge accounting is no longer applicable and the changes in fair value of the hedge will be recorded as unrealized gains and losses in the income statement. Additionally, any amount accumulated in other comprehensive income will be charged to earnings in the period in which the Company loses hedge accounting. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS No. 133. See Note 11 for information related to our interest rate swap agreements outstanding as of September 30, 2008 and December 31, 2007. As of September 30, 2008 and December 31, 2007, the Company had no fair value hedges and as of September 30, 2008, the Company had no cash flow hedges.

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

Real Estate and Depreciation

The Company accounts for real estate acquisitions pursuant to SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” and SFAS No. 141, “Business Combinations.” Accordingly, the Company allocates the purchase price among land, buildings, improvements, lease intangibles, and any personal property acquired based on estimated relative fair values at the time of acquisition. All capital improvements that extend the useful life of the asset are capitalized and depreciated over their estimated useful lives. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Depreciation on building and improvements is generally provided on a straight-line basis over 39 years for buildings or over the life of the respective improvement ranging from 5 to 20 years. Depreciation expense for the three and nine months ended September 30, 2008 was $0 and $0.2 million, respectively, and is included as a component of equity in earnings from unconsolidated joint ventures on the consolidated statement of operations while depreciation expense for the three and nine month ended September 30, 2007 was $0.4 million and $0.8 million, respectively. Repairs and maintenance costs are expensed as incurred. As of September 30, 2008, the Company had no remaining investments in real estate assets.

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

Earnings per Share

The Company calculates basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share (“EPS”) is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised using the treasury stock method. Vested equity awards are included in both basic and diluted EPS. Nonvested equity awards are included in diluted EPS to the extent that they are dilutive under the treasury stock method. At September 30, 2008, 163,584 restricted share awards are considered to be issued for purposes of issued and outstanding shares per the balance sheet but are excluded from basic EPS under SFAS No. 128 as nonvested equity awards. Nonvested equity awards with market or performance conditions are considered contingently issuable shares under SFAS No. 128 and are included in diluted EPS only to the extent that the condition would have been satisfied if the end of the reporting period were the end of the contingency period. The performance or market condition for 163,584 restricted share awards and 75,000 stock options would not have been satisfied as of September 30, 2008 and therefore these share awards have been excluded from the diluted EPS calculation for the three and nine months ended September 30, 2008. The dilutive effect of 163,584 shares of non-vested restricted stock has been excluded from the calculation of basic EPS for the three and nine months ended September 30, 2008 and 75,000 unexercised stock options have been excluded from the calculation of basic EPS for the three and nine months ended September 30, 2008 and 2007.

The following table presents a reconciliation of basic and diluted weighted average common shares for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Basic weighted average common shares	25,751,477	25,708,035	25,732,921	25,698,475
Dilutive potential common shares
Directors and officers stock awards	13,226	2,547	20,425	14,420
Officer stock options	—	—	—	—

Diluted weighted average common shares	25,764,703	25,710,582	25,753,346	25,712,895

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). The Company’s accumulated other comprehensive income (loss) is comprised primarily of unrealized gains and losses on securities categorized as available-for-sale, swap termination costs amortized through a charge to interest expense over the life of the hedge and from net unrealized gains and losses on certain derivative instruments accounted for as cash flow hedges through December 31, 2007. During the three and nine months ended September 30, 2008, the Company amortized a net amount of $0.7 million and $2.1 million, respectively, from accumulated other comprehensive income (loss) to loss on interest rate swaps related to discontinued hedge accounting and terminated cash flow hedges, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2007, respectively, from other comprehensive income (loss) to interest expense related to terminated cash flow hedges more fully described in Note 11. Total comprehensive income (loss) for the nine months ended September 30, 2008 was $(11.6) million.

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

Lease income from leased real estate assets is recognized on a straight-line basis over the terms of the lease in accordance with SFAS No. 13. For the three and nine months ended September 30, 2007, $0.4 million and $1.6 million, respectively, of rent recognized as income in excess of amounts contractually due pursuant to the underlying leases is included in lease income from real estate assets. For the three and nine months ended September 30, 2008, $0 and $0.4 million, respectively, is included in equity in earnings from unconsolidated joint ventures on the consolidated statement of operations.

In accordance with the criteria established in SFAS No. 13, Accounting for Leases, the Company has evaluated each lease agreement related to the net leased real estate assets and determined all leases are operating leases through October 30, 2007 as more fully described in Note 7. In April 2008, the Company sold its remaining 50% interest in the entity that owns all twelve net leased real estate assets (the “Joint Venture”) for $39.4 million, which approximated cost basis, and subsequent to the sale no longer has any investment in net lease real estate assets.

Income Taxes

The Company operates in a manner that it believes will allow it to be taxed as a REIT and, as a result, the Company does not expect to pay substantial corporate-level income taxes. Many of the requirements for REIT qualification, however, are highly technical and complex. If the Company were to fail to meet these requirements and does not qualify for certain statutory relief provisions, the Company would be subject to Federal income tax, which could have a material adverse effect on its results of operations and amounts available for distributions to its stockholders.

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

The 2005 through 2007 tax years remain subject to examination by taxing authorities. The Company classifies interest and penalties related to uncertain tax positions, if any, in its general and administrative expense on its consolidated statements of operations. There were no penalties related to uncertain tax positions for the years ended December 31, 2007, 2006 and 2005, respectively.

Loan Loss Provisions

The Company purchases and originates commercial real estate mortgage and mezzanine loans. Loans carried at cost, if any, are evaluated for possible impairment on a quarterly basis. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment occurs when it is deemed probable the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company will establish a reserve for loan losses and a corresponding charge to earnings through the provision for loan losses. Significant judgments are required in determining impairment, which includes making assumptions regarding the value of the loan, the value of the real estate or partnership interests that secure the loan and any other applicable provisions, including guarantee and cross-collateralization features, if any. There were no loan loss reserves recorded as of September 30, 2008 and December 31, 2007, respectively, and there were no provisions for loan losses recorded during the three and nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the Company reflected all real estate loans at fair value on the consolidated balance sheet.

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

The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria under SFAS No. 140. Additionally, the standard setters continue to review the FIN 46(R) provisions related to the computations used to determine the primary beneficiary of a VIE. Future guidance from the standard setters may require the Company to consolidate CMBS trusts in which the Company has invested. In September 2008, the FASB issued exposure drafts which could amend FIN 46(R) and SFAS No. 140. The current exposure drafts contemplate the removal of the QSPE scope exception. The Company will closely monitor any developments in this area and assess the impact on any such amendment to its financial statements.

The table below details information about the Company’s CMBS investments, including the purchase date, the face amount of the total CMBS issuance, the original and current face amounts of our CMBS investments, and the amortized cost of our CMBS investments as of September 30, 2008 and December 31, 2007 (in thousands):

CMBS Trust	Investment Date	Total Face Amount of CMBS Issuance	Original Face Amount of Investment	Current Face Amount of Investment	Amortized Cost (1) as of
					September 30, 2008	December 31, 2007
MACH One 2004-1	July 2004	$643,261	$50,637	$50,637	$9,590	$19,672
CSFB 1998-C1 (2)	August 2004	2,482,942	12,500	12,500	9,218	9,565
CSFB 2004-C4	November 2004	1,138,077	52,976	43,113	11,802	22,575
MLMT 2004-BPC1	November 2004	1,242,650	76,986	48,547	15,129	26,174
JPMCC 2004-C3	December 2004	1,517,410	81,561	63,154	19,740	35,800
JPMCC 2005-CIBC11	March 2005	1,800,969	70,035	64,914	15,362	33,761
BACM 2005- 1	April 2005	2,322,091	84,663	72,163	25,249	41,630
LB UBS 2005-C2 (2)	April 2005	1,942,131	7,000	4,500	2,473	4,328
CSFB 2005-C2	May 2005	1,614,084	82,261	65,697	17,001	37,695
LB UBS 2005-C3	June 2005	2,060,632	39,335	39,335	6,708	17,626
JPMCC 2005-CIBC12	July 2005	2,167,039	70,429	70,405	10,075	33,793
JPMCC 2005-LDP4	September 2005	2,677,075	90,352	90,352	18,866	48,731
MSCI 2005-IQ10	October 2005	1,546,863	55,274	55,274	12,074	30,694
MLMT 2005 CK11	December 2005	3,073,749	96,066	96,066	26,269	51,689
MSC 2006 HQ8	March 2006	2,731,231	105,707	105,707	19,192	62,181
JPMCC 2006-CIBC15	June 2006	2,118,303	71,493	71,493	13,410	37,436
CGCMT 2006-C4	June 2006	2,263,536	84,395	84,395	18,383	50,759
MSCI 2006- HQ9	August 2006	2,565,238	81,338	81,338	13,922	48,577
MLMT 2006- C2	August 2006	1,542,697	60,067	60,067	16,692	38,249
JPMCC 2006- LDP8	September 2006	3,066,028	107,158	107,158	19,814	64,231
CD 2006- CD3	October 2006	3,571,361	110,713	110,713	16,864	62,616
MSCI 2007- HQ11	February 2007	2,417,647	89,530	88,897	18,182	58,401
GCCFC 2007- GG9 (2)	March 2007	6,575,924	34,167	34,167	12,527	31,061
JPMCC 2007- LDP10	March 2007	5,331,517	151,616	151,616	26,792	85,343
WAMU 2007- SL3 (2)	June 2007	1,284,473	6,500	6,500	3,177	5,746
JPMCC 2007- LDP12	August 2007	2,310,556	81,402	81,402	14,550	39,554

Total		$62,007,484	$1,854,161	$1,760,110	$393,062	$997,887

(1)	The decline in amortized cost from December 31, 2007 to September 30, 2008 is due primarily the recognition of previously unrealized losses and other than temporary impairment of $606.1 million for the nine months ended September 30, 2008, which included $280.5 million of unrealized losses at January 1, 2008 upon the adoption of SFAS No. 159.
(2)	Represents an investment where the Company has only invested in the classes that are senior to “first-loss” CMBS bonds issued by the Trust.

The Company’s maximum carrying value exposure to loss as a result of its investment in these securities totaled $393.1 million and $997.9 million as of September 30, 2008 and December 31, 2007, respectively. However, the Company has reduced its maximum economic loss exposure through the use of non-recourse and partial recourse financing vehicles for these investments.

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

In December 2007, the Company entered in an agreement to invest up to $10.0 million into a fund, defined as the JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”) established to buy loans secured, directly or indirectly, by commercial real estate, including B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products such as CMBX and credit default swaps. Excluded investments for the US Debt Fund include non-performing loans, fee-simple ownership interests, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by us or an affiliate of our Manager and net leased real estate assets. The US Debt Fund is not considered a VIE under FIN 46(R). Accordingly, the US Debt Fund is accounted for using the equity method of accounting. As of September 30, 2008 and December 31, 2007, the Company had invested $3.4 million and $1.2 million, respectively, in the US Debt Fund.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data or assumptions of market participants. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and was adopted on January 1, 2008 by the Company. Under SFAS No. 157, valuations of assets and liabilities must reflect the fair value of the instrument including the values associated with credit risk. Consequently, the Company must value its derivative liabilities taking into account its credit risk and the credit risk of the counterparties and thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Effective January 1, 2008, the Company updated its methodology to calculate the impact of both the counterparty and its own credit standing which had the impact of reducing by $4.6 million the aggregate fair value of our derivative liabilities as of September 30, 2008. The fair value of the derivative liability is determined under SFAS 157 as the price that would be paid to transfer the liability to a market participant with the same credit risk as the Company. However, if the Company were to terminate or settle all of its derivative liabilities with its counter parties, the amount due as of September 30, 2008 was $33.5 million, excluding accrued interest.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of SFAS No. 115. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company elected the fair value option for all financial assets and liabilities associated with its CDO I and CDO II financings. The impact of adopting SFAS No. 159 increased stockholders’ equity by approximately $246 million as of January 1, 2008, which can be attributed to an increase in retained earnings of approximately $20 million and an increase in accumulated other comprehensive loss of approximately $226 million (See Note 4). The adoption of SFAS No. 159 did not have an impact on the operating cash flows of the Company. The primary reason the Company selected the fair value option for all assets and liabilities associated with our CDO I and CDO II financings was to provide a consistent balance sheet presentation of the fair value of both the assets and liabilities associated with those financings. The Company has not acquired assets or incurred debt during the first nine months of 2008.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). This Statement replaces SFAS No.141, “Business Combinations”, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, “Goodwill and Other Intangible Assets”, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) could have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No.160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 160 could have on its financial statements.

In February 2008, the FASB issued Staff Position No. 140-3, or FSP No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. FSP No. 140-3 provides guidance on the accounting for a purchase of a financial asset from a counterparty and contemporaneous financing of the acquisition through repurchase agreements with the same counterparty. Under this guidance, the purchase and related financing are linked, unless all of the following conditions are met at the inception of the transaction: 1) the purchase and corresponding financing are not contractually contingent; 2) the repurchase financing provides recourse; 3) the financial asset and repurchase financing are readily obtainable in the marketplace and are executed at market rates; and 4) the maturity of financial asset and repurchase are not coterminous. A linked transaction would require a determination under SFAS No. 140 to conclude if the transaction meets the requirements for sale accounting. If the linked transaction does not meet sale accounting requirements, the net investment in the linked transaction is to be recorded as a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. The Company currently presents these transactions gross, with the acquisition of the financial assets in total assets and the related repurchase agreements as financing in total liabilities on the consolidated balance sheets and the interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated income statements. FSP No. 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect, if any, that this pronouncement could have on its financial statements.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-06-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, or FSP EITF 03-06-1. This standard requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or payments shall be included in the computation of a company’s earnings per share pursuant to the two-class method. In effect, FSP EITF 03-06-1 requires companies to report basic and diluted earnings per share in two broad categories. First, companies would be required to report basic and diluted earnings per share associated with the unvested share-based payments with nonforfeitable rights. Second, companies would separately report basic and diluted earnings per share for their remaining common stock. FSP EITF 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share presented must be adjusted retrospectively to conform to the provisions of this FSP. Early application is not permitted. The Company is currently evaluating the impact of FSP EITF 03-06-1 could have on its financial statements.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. This FSP also amends FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend Statement 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. Finally, this FSP clarifies the effective date in FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The disclosures required by Statement 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. This clarification of the effective date of SFAS No. 160 is effective upon issuance of the FSP.

In September 2008, the FASB issued exposure drafts which could amend FIN 46(R) and SFAS No. 140. The current exposure drafts contemplate the removal of the QSPE scope exception and amend the FIN 46(R) provisions related to the computations used to determine the primary beneficiary of a VIE. Adoption of the standards as written in the exposure drafts may require the Company to consolidate the CMBS trusts in which the Company has invested. The Company is closely monitoring any developments in this area and assessing the impact of any such amendment to its financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

4. FAIR VALUE MEASUREMENTS

Election of the Fair Value Option (“FVO”) Under SFAS No. 159

The Company adopted SFAS No. 159 on January 1, 2008 and elected the FVO to measure of all of its financial assets and liabilities associated with our CDO I and II financings at fair value. The Company elected the FVO to provide a consistent balance sheet presentation of the fair value of both the assets and liabilities associated with those CDO financings. As a result of our election of the FVO, all changes in fair value of the elected assets and liabilities are recorded with changes in fair value recognized through earnings. The following financial assets and liabilities were accounted for using the FVO as of September 30, 2008:

•	CMBS investments pledged as collateral in CDOs

•	Real estate loans pledged as collateral in CDOs, which currently represent our real estate loans held for investment

•	CDO notes payable

•	CDO related interest rate swaps

Upon adoption of SFAS No. 159 on January 1, 2008, all assets and liabilities for which the FVO was elected were marked to fair value with the adjustment recorded to beginning cumulative earnings as of the election date. For CMBS assets and interest rate swaps, the amounts accumulated in other comprehensive income as of January 1, 2008 were reclassified to beginning cumulative earnings. Additionally, as a result of electing the FVO for our CDO notes payable, the related unamortized deferred financing fees were charged against cumulative earnings as of January 1, 2008. The table below reconciles cumulative earnings on January 1, 2008 as a result of the Company’s election of the FVO:

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

Fair Value Determination under SFAS No. 157

Pursuant to the provisions of SFAS No. 157, the fair values of our assets and liabilities are determined through the use of market based and observable inputs, to the extent available, and generally represent prices that would be used to sell the assets or transfer the liabilities between market participants in orderly transactions. Given the unique nature of many of our assets and liabilities and the lack of clearly determinable market based valuation inputs, some of our assets are valued using internal estimates and models. Based on the high level of subjectivity which exists with respect to many of our valuation inputs, the fair values we have disclosed may not equal prices that may ultimately be realized if the assets are sold or liabilities transferred with third parties.

The financial instruments we hold that require the most complex judgments and assumptions relate to our CMBS investments, real estate loans held for sale and investment, interest rate swaps and notes payable all of which are classified as Level 3, and the fair value measurement process for each category of financial instrument is detailed below.

•

CMBS investments are carried at fair value on a recurring basis – The fair value of CMBS investments is determined primarily by non-binding dealer quotes which the Company corroborates with its internal valuation models to ensure the quotes are within a reasonable range of the internal models. In its internal valuation models, management employs a discounted cash flow model approach which utilizes prepayment and loss assumptions based upon historical experience, economic factors and forecasts and the characteristics of the underlying cash flows. Management determines the applicable discount rates based on current credit spreads as reflected in information provided by issuers of the securities, comparable deals purchased or traded in the marketplace, if available, the CMBX indices and other derivative trading markets and market interest rates. In addition, management validates the fair value estimates provided by the non-binding dealer quotes by developing an understanding of the fair value measurement processes used by the dealers. The Company has classified all CMBS investments as Level 3 assets as there are limited observable transactions related to these investments in the current market.

•

Real estate loans – The Company generally receives quotes from the lenders on its repurchase agreements that are used to determine the fair value of our real estate loans and available borrowing capacity thereon to the extent that such values are generally consistent with other market participant inputs received. The Company also uses discounted cash flow models employing discount rates that are based on management’s best estimate of market participant assumptions either to validate the quotes or estimated value in situations where lender quotes are not received. The Company has classified all real estate loans as Level 3 assets as there are limited observable transactions related to these types of investments in the current market.

•

Interest rate swap agreements – The fair value of its interest rate swap agreements is determined using market observable inputs such as a market based yield curve and other factors determined by management, such as the credit valuation adjustment related to our credit risk and the counterparty credit risk. The Company classifies all interest rate swap agreements as Level 3 assets or liabilities due to the unobservable nature of the credit risk adjustment, which may be significant to the valuation.

•

CDO notes payable – The Company generally receives non-binding indicative quotes from third party broker/dealers familiar with the securities to determine the fair value of our CDO notes payable. To the extent a bid-ask range of pricing is provided by the broker/dealers, we mark our notes payable to the mid-point of such bid-ask range. The Company classifies all CDO notes payable as Level 3 liabilities, as there are limited observable transactions related to these notes.

Assets and liabilities carried at fair value on a recurring basis

The following table sets forth assets and liabilities carried at fair value on a recurring basis on the balance sheet as of September 30, 2008. Assets and liabilities have been grouped in their entirety based on the lowest level of input that is significant to the fair value measurement as required by SFAS No. 157. All of our assets and liabilities carried at fair value have been designated as Level 3, in part, due to the lack of observable market data. In considering whether observable market data existed, we considered whether the markets for our assets and liabilities were illiquid. In general, we consider a market to be illiquid primarily due to the significant decrease in CMBS and CDO securitizations and limited secondary market trading.

	Fair Value Measurement as of September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CMBS, at fair value:
CMBS financed by CDOs, at fair value	$303,904	$—	$—	$303,904
CMBS not financed by CDOs, at fair value	71,136	—	—	71,136
Real estate loans, held for investment, at fair value	232,578	—	—	232,578
Real estate loans, held for sale, at lower of cost or fair value	85,167			85,167

Total Assets	$692,785	$—	$—	$692,785

Liabilities:
CDO notes payable, at fair value	$328,206	$—	$—	$328,206
Interest rate swap agreements, at fair value, related to CDOs	23,881	—	—	23,881
Interest rate swap agreements, at fair value, not related to CDOs	5,050	—	—	5,050

Total Liabilities	$357,137	$—	$—	$357,137

The following tables present a summary of the changes in the fair values for the three and nine months ended September 30, 2008 of Level 3 assets and liabilities carried at fair value as of September 30, 2008.

Level 3 Fair Value Measurements for the Three Months Ended September 30, 2008

			Gains/(Losses) Included in Income
	FVO Election (Yes/No)	Beginning Balance as of July 1, 2008	Unrealized	Realized	Transfer from Accumulated Other Comprehensive Income to Gains (Losses)	Total Gains (Losses)	Transfer to Accumulated Other Comprehensive Income From Gains (Losses)	Purchases, Sales, Repayments, Issuances, & Settlements, net	Premium/ Discount Amortization	Transfers In/(Out) of Level 3	Ending Balance as of September 30, 2008	Gains/(Losses) Included in Earnings Related to Assets/ Liabilities held at September 30, 2008
Assets:
CMBS, at fair value:
CMBS, financed by CDOs, at fair value	Yes	$390,491	$(87,054)	$—	$—	$(87,054)	$—	$—	$467	$—	$303,904	$(87,054)
CMBS, not financed by CDOs, at fair value	No	100,176	(29,800)	—	—	(29,800)	1,306	—	(546)	—	71,136	(29,800)
Real estate loans, held for investment, at fair value	Yes	253,659	(21,082)	—	—	(21,082)	—	—	—	—	232,577	(21,082)
Real estate loans, held for sale, at lower of cost or fair value	No	141,913	8,781	(11,060)	—	(2,279)	—	(54,467)	—	—	85,167	(2,279)

Total Assets		$886,239	$(129,155)	$(11,060)	$—	$(140,215)	$1,306	$(54,467)	$(79)	$—	$692,784	$(140,215)

Liabilities:
CDO notes payable, at fair value, related to CDOs	Yes	$(431,903)	$103,697		$—	$103,697	$—	$—	$—	$—	$(328,206)	$103,697
Interest rate swap agreements, at fair value, related to CDOs	Yes	(19,501)	(4,378)	—	—	(4,378)	—	—	—	—	(23,879)	(4,378)
Interest rate swap agreements, at fair value, not related to CDOs	No	(7,736)	2,685	(4,035)	—	(1,350)	—	4,035	—	—	(5,051)	(1,350)

Total Liabilities		$(459,140)	$102,004	$(4,035)	$—	$97,969	$—	$4,035	$—	$—	$(357,136)	$97,969

Gains and Losses (Realized and Unrealized) Included In Earnings for the Three Months Ended September 30, 2008

	Loss on CMBS Financed by CDO's	Loss on CMBS Not Financed by CDOs	Loss on Real Estate Loans Held for Investment	Loss on Real Estate Loans Held for Sale	Total Losses
Total gains (losses) included in earnings for the period	$(87,054)	$(29,800)	$(21,082)	$(2,279)	(140,215)

Change in unrealized gains or losses related to financial assets still held at reporting date	$(87,054)	$(29,800)	$(21,082)	$(2,279)	$(140,215)

	Gain on CDO Notes Payable	Loss on CDO Related Interest Rate Swaps	Loss on Non-CDO Related Interest Rate Swaps	Total Gains
Total gains (losses) included in earnings for the period	$103,697	$(4,378)	$(1,350)	$97,969

Change in unrealized gains or losses related to financial liabilities still held at reporting date	$103,697	$(4,378)	$(1,350)	$97,969

Level 3 Fair Value Measurements for Nine Months Ended September 30, 2008

			Gains/(Losses) Included in Income
	FVO Election (Yes/No)	Beginning Balance as of December 31, 2007	Unrealized	Realized	Transfer from Accumulated Other Comprehensive Income to Gains (Losses)	Total Gains (Losses)	Transfer to Accumulated Other Comprehensive Income From Gains (Losses)	Purchases, Sales, Repayments, Issuances, & Settlements, net	Premium/ Discount Amortization	Transfers In(Out) of Level 3	Ending Balance as of September 30, 2008	Gains/(Losses) Included in Earnings Related to Assets/ Liabilities held at September 30, 2008
Assets:
CMBS, at fair value:
CMBS, financed by CDOs, at fair value	Yes	$562,056	$(262,243)	$—	$—	$(262,243)	$—	$—	$4,091		$303,904	$(262,243)
CMBS, not financed by CDOs, at fair value	No	155,384	(75,191)		(54,457)	(129,648)	(6,277)		(2,780)		71,136	(129,648)
Real estate loans, held for investment, at fair value	Yes	265,423	(32,846)			(32,846)	—				232,577	(32,846)
Real estate loans, held for sale, at lower of cost or fair value	No	221,599	(20,094)	(20,310)		(40,404)	—	(96,139)	111		85,167	(40,404)

Total Assets		$1,204,462	$(390,374)	$(20,310)	$(54,457)	$(465,141)	$(6,277)	$(96,139)	$1,422	$—	$692,784	$(465,141)

Liabilities:
CDO notes payable, at fair value, related to CDOs	Yes	$(706,177)	$377,970			$377,970	$—	$—	$—	$—	$(328,207)	$377,970
Interest rate swap agreements, at fair value, related to CDOs	Yes	(21,741)	(2,139)			(2,139)	—	—	—	—	(23,880)	(2,139)
Interest rate swap agreements, at fair value, not related to CDOs	No	(11,139)	6,088	(5,405)		683	—	5,405	—	—	(5,051)	683

Total Liabilities		$(739,057)	$381,919	$(5,405)	$—	$376,514	$—	$5,405	$—	$—	$(357,138)	$376,514

Gains and Losses (Realized and Unrealized) Included In Earnings for the Nine Months Ended September 30, 2008

	Loss on CMBS Financed by CDO's	Loss on CMBS Not Financed by CDOs	Loss on Real Estate Loans Held for Investment	Loss on Real Estate Loans Held for Sale	Total Losses
Total gains (losses) included in earnings for the period	$(262,243)	$(129,648)	$(32,846)	$(40,404)	(465,141)

Change in unrealized gains or losses related to financial assets still held at reporting date	$(262,243)	$(129,648)	$(32,846)	$(40,404)	$(465,141)

	Gain on CDO Notes Payable	Loss on CDO Related Interest Rate Swaps	Gain on Non-CDO Related Interest Rate Swaps	Total Gains
Total gains (losses) included in earnings for the period	$377,970	$(2,139)	$683	$376,514

Change in unrealized gains or losses related to financial liabilities still held at reporting date	$377,970	$(2,139)	$683	$376,514

5. CMBS

The following is a summary of the Company’s CMBS investments as of September 30, 2008 and December 31, 2007:

		September 30, 2008
		Amortized	Gross Unrealized		Estimated	Weighted Average
Security Description	Face Amount	Cost (3)	Gains	Losses	Fair Value	Coupon	Yield (4)	Term (yrs)
CMBS not financed by CDOs (1)	$452,473	$77,377	$2,534	$(8,775)	$71,136	5.2%	26.1%	7.8
CMBS financed by CDOs (2)	1,307,637	315,685	16,104	(27,885)	303,904	5.1%	21.9%	8.7

	$1,760,110	$393,062	$18,638	$(36,660)	$375,040	5.1%	22.6%	8.6

(1)

Fair values of CMBS not financed by CDOs are based on SFAS No. 157 and accounted for as available for sale securities pursuant to SFAS No. 115 and EITF 99-20 and thereby subject to potential other than temporary impairment charges.

(2)

Fair values of CMBS financed by CDOs are based on SFAS No. 157 and accounted for using the fair value election pursuant to SFAS No. 159 as of January 1, 2008 and are not subject to other than temporary impairment charges as changes in fair value are recorded as a component of other gains (losses) in the consolidated statement of operations. During the three and nine months ended September 30, 2008, the Company recorded $72.2 million and $476.5 million, respectively, of reductions in the amortized cost basis of CMBS assets financed by CDOs pursuant to EITF 99-20 and SFAS No. 159.

(3)

As a result of recording an other than temporary impairment charge at March 31, 2008, the amortized costs of these CMBS securities were written down to their estimated fair value at that date. Subsequent to March 31, 2008, unrealized gains/losses, if any, that are not other than temporary impairment will be included in other comprehensive income (loss).

(4)	Yield is based on amortized cost.

		December 31, 2007
		Amortized	Gross Unrealized		Estimated	Weighted Average
Security Description	Face Amount	Cost	Gains	Losses	Fair Value	Coupon	Yield (1)	Term (yrs)
CMBS not financed by CDOs	$453,105	$209,840	$548	$(55,004)	$155,384	5.2%	9.0%	9.6
CMBS financed by CDOs	1,309,052	788,047	2,069	(228,060)	562,056	5.1%	8.6%	10.4

	$1,762,157	$997,887	$2,617	$(283,064)	$717,440	5.1%	8.7%	10.2

(1)	Yield is based on amortized cost.

The unrealized gains (losses) are primarily the result of changes in spreads subsequent to the purchase of a CMBS investment.

The Company’s valuation and income recognition processes involves estimating loss adjusted cash flows over the expected term of the securities and determining an effective yield to maturity based on those cash flow estimates. For CMBS, if there is an adverse change in the net present value of projected cash flows from those estimated in the previous period, and the fair value of the security is below its amortized cost basis, the Company will reduce the amortized cost basis to fair value, pursuant to EITF 99-20. Additionally, if CMBS assets are in a significant unrealized loss position for an extended period of time, the Company will consider reducing the amortized cost basis to fair value pursuant to guidance outlined in EITF 99-20, FSP 115-1 and SAB 59. For assets in which we did not elect the FVO, this would result in an other than temporary impairment charge on the consolidated statement of operations. We recorded non-cash impairment charges of $29.8 million and $129.7 million for the three and nine months ended September 30, 2008 on our CMBS investments not financed by CDO’s. During the three and nine months ended September 30, 2008, the non-cash impairment charges include $29.8 million and $32.2 million of charges related to declines in the projected net present value of future cash flows on certain of the CMBS investments pursuant to EITF 99-20. The remaining non-cash CMBS impairment charge of $97.5 million was recorded in the first quarter of 2008 and relates to other than temporary declines in fair value due to widening credit spreads for CMBS investments which began in the first half of 2007, accelerated throughout the second half of 2007 and continued through the first quarter of 2008 resulting in both increased severity of the level of unrealized losses as well as increased duration of such unrealized losses. For both the three and nine months ended September 30, 2007, we recorded impairment charges of $0.8 million, respectively, on our CMBS investments.

As a result of the write-down in value of our CMBS assets financed by CDO’s due to adoption of FVO and the write-down in value of our CMBS assets not financed by CDO’s due to other than temporary impairment, the overall costs basis has been significantly reduced to reflect the decline in estimated fair value. Accordingly, the weighted average yields on CMBS assets have increased due to a reduction in cost basis, and in certain cases without a corresponding reduction in projected cash flows. As a result of the increase in the weighted average yields, the Company will recognize increased interest income as the amortized costs basis of these bonds is accreted back towards the projected recoverable face value. Accretion (loss) income was $(0.1) million and $1.3 million for the three and nine months ended September 30, 2008, respectively.

The following table sets forth the amortized cost, fair values and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2008 and December 31, 2007:

	September 30, 2008
Security Description	Amortized Cost	Unrealized Loss > 12 Months	Unrealized Loss < 12 Months	Fair Value
CMBS not financed through CDOs (1)	$26,613	$—	$(8,775)	$17,838
CMBS financed through CDOs (2)	104,747	—	(27,885)	76,862

	$131,360	$—	$(36,660)	$94,700

	December 31, 2007
Security Description	Amortized Cost	Unrealized Loss > 12 Months	Unrealized Loss < 12 Months	Fair Value
CMBS not financed through CDOs (1)	$207,387	$(41,157)	$(13,847)	$152,383
CMBS financed through CDOs (2)	771,009	(168,658)	(59,402)	542,949

	$978,396	$(209,815)	$(73,249)	$695,332

(1)	Changes in fair value excluding other than temporary impairment charges are recorded in other comprehensive income (loss) within stockholders' equity on the consolidated balance sheets.
(2)	Changes in fair value are recorded in other gains (losses) in the consolidated statement of operations.

As of September 30, 2008 and December 31, 2007, the mortgage loans in the underlying collateral pools for all CMBS were secured by properties of the types and in the geographies identified below:

Location (1)	September 30, 2008	December 31, 2007	Property Type (1)	September 30, 2008	December 31, 2007
California	15.4%	14.8%	Retail	30.9%	29.0%
New York	11.9%	10.4%	Office	32.7%	31.8%
Texas	6.6%	6.6%	Residential (2)	15.4%	15.4%
Florida	5.8%	5.6%	Hospitality	7.2%	6.9%
Virginia	4.6%	4.8%	Industrial	5.3%	5.2%
Pennsylvania	4.0%	3.6%	Other (3)	7.7%	10.8%
Other (3)	50.9%	53.3%	Re-REMIC (4)	0.8%	0.9%
Re-REMIC (4)	0.8%	0.9%

Total	100.0%	100.0%	Total	100.0%	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans in our CMBS investments. Classifications are based on the National Council of Real Estate Investment Fiduciaries’ (“NCREIF”) standard categories.
(2)	Residential primarily consists of multi-family apartment buildings, mobile home parks, and student housing.
(3)	No other individual state or property type comprises more than 4.0% of the total as of September 30, 2008 and December 31, 2007, respectively.
(4)	The Company’s investment in a Re-REMIC backed by CMBS from 41 previous conduit securitizations is not included in the above categories due to the stratification information on the original loan collateral not being meaningful.

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

As of September 30, 2008, the Company’s CMBS investments were financed by CDOs and repurchase agreements as follows. For the CMBS investments financed via repurchase agreements, total borrowings outstanding at September 30, 2008 and December 31, 2007 were $30.3 million and $96.1 million, respectively.

	As of September 30, 2008
Financing Source	Face Amount	Amortized Cost	Fair Value	Unrealized Gain (Loss)
CDO	$1,307,637	$315,685	$303,904	$(11,781)
Repurchase agreement	383,927	69,606	61,630	(7,976)
Unlevered	68,546	7,771	9,506	1,735

	$1,760,110	$393,062	$375,040	$(18,022)

	As of December 31, 2007
Financing Source	Face Amount	Amortized Cost	Fair Value	Unrealized Gain (Loss)
CDO	$1,309,051	$788,047	$562,056	$(225,991)
Repurchase agreement	384,560	196,189	143,022	(53,167)
Unlevered	68,546	13,651	12,362	(1,289)

	$1,762,157	$997,887	$717,440	$(280,447)

During the nine months ended September 30, 2008, the Company made no new CMBS investments.

6. REAL ESTATE LOANS

At September 30, 2008 and December 31, 2007, the Company’s real estate loans consisted of the following. For the real estate loans financed via repurchase agreements, total borrowings outstanding at September 30, 2008 and December 31, 2007 were $57.7 million and $165.8 million, respectively.

	As of September 30, 2008
Description	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Gain/(Loss)	Weighted Average Effective Interest Rate Based on Amortized Cost	Range of Maturity Dates
Real estate loans, held for investment (1)
First mortgage loan participations	$47,077	$47,077	$40,405	$(6,673)	4.6%	February 2009 - February 2012
Mezzanine loans	227,923	227,657	192,173	(35,484)	5.4%	August 2010 - June 2012

	$275,000	$274,734	$232,578	$(42,157)	5.3%

Real estate loans, held for sale (2)
First mortgage loan participations	$47,523	$47,330	$41,640	$(5,690)	5.7%	June 2011 - February 2012
Mezzanine loans	75,379	71,797	43,527	(28,270)	8.5%	June 2012 - December 2016

	$122,902	$119,127	$85,167	$(33,960)	7.4%

(1)	Carrying value based on fair value in accordance with SFAS No. 157.
(2)	Carrying value based on lower of cost or fair value in accordance with SFAS No. 65 and SFAS No. 157.

	As of December 31, 2007
Description	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Gain/(Loss)	Weighted Average Effective Interest Rate Based on Amortized Cost	Range of Maturity Dates
Real estate loans, held for investment
First mortgage loan participations	$47,077	$47,077	$47,077	$—	7.3%	February 2009 - February 2012
Mezzanine loans	227,923	227,657	227,657	—	8.0%	August 2010 - June 2012

	$275,000	$274,734	$274,734	$—	7.9%

Real estate loans, held for sale
Whole mortgage loans	110,000	111,291	107,507	(3,784)	5.8%	December 2016 - January 2017
First mortgage loan participations	48,860	48,667	48,467	(200)	7.9%	June 2011 - February 2012
Mezzanine loans	79,089	75,507	65,625	(9,882)	8.5%	March 2012 - December 2016 (1)

	$237,949	$235,465	$221,599	$(13,866)	7.1%

(1)	As of December 31, 2007, the Company had a mezzanine loan with an unpaid principal balance of $7.2 million which was paid down to $3.2 million at March 31, 2008 and repaid in full during April 2008.

As of September 30, 2008 and December 31, 2007, real estate loans were directly or indirectly secured by properties of the types and in the geographies identified below:

Location (1)	September 30, 2008	December 31, 2007	Property Type (1)	September 30, 2008	December 31, 2007
Real estate loans, held for investment			Real estate loans, held for investment
New York	17.9%	17.9%	Hospitality	60.4%	60.4%
Hawaii	15.0%	15.0%	Office	22.4%	22.4%
California	12.4%	12.4%	Multi-use	11.7%	11.7%
Texas	7.6%	7.6%	Retail	5.5%	5.5%
Florida	6.5%	6.5%	Multifamily	0.0%	0.0%
Puerto Rico	6.4%	6.4%	Healthcare	0.0%	0.0%
Georgia	5.4%	5.4%
Other (3)	28.8%	28.8%

	100.0%	100.0%		100.0%	100.0%

Real estate loans, held for sale			Real estate loans, held for sale
New York	55.7%	54.7%	Multifamily (2)	51.2%	28.1%
Florida	25.6%	26.8%	Healthcare	22.2%	12.1%
Other (3)	18.8%	18.5%	Retail	16.1%	27.2%
			Hospitality	10.5%	5.4%
			Office	0.0%	27.2%

	100.0%	100.0%		100.0%	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans.
(2)

December 31, 2007 amount includes a real estate mezzanine loan collateralized by garden-style apartments that were converted to for-sale condominiums with an outstanding loan balance of $7.2 million at December 31, 2007. This loan was repaid in full in April 2008.

(3)	No other individual state comprises more than 5.0% of the total as of September 30, 2008 and December 31, 2007.

The Company classified six real estate loans not financed by CDOs which were previously classified as held to maturity as held for sale effective December 31, 2007. There are four loans held for sale as of September 30, 2008. Loans are classified as held for sale in order to provide a potential source of additional liquidity to the Company for general corporate purposes including debt repayment and acquisitions, among other items. With respect to the four loans held for sale at September 30, 2008, these loans have been marked to the lower of cost or fair value, on an individual loan basis, and have an aggregate unrealized loss of $(34.0) million, of which $(2.9) million and $(23.9) million, respectively, occurred during the three and nine months ended September 30, 2008 and is reflected in the consolidated statement of operations for such periods. Although the real estate loans held for sale were in an unrealized loss position at September 30, 2008, these loans were not considered impaired as all required payments are still expected to be received based on the loans contractual terms. These loans had a face amount of $122.9 million with an unamortized cost basis of $119.1 million, an estimated fair value of $85.2 million, and outstanding borrowings against such loans of $57.7 million as of September 30, 2008.

During the nine months ended September 30, 2008, the Company made no investments in real estate loans.

During the nine months ended September 30, 2008, the Company received repayments of $8.5 million related to outstanding principal balances on certain real estate loans. In addition, the Company sold two whole mortgage loans classified as held for sale with an aggregate face amount of $110.0 million and an amortized cost basis of $111.3 million for $91.2 million. The Company repaid $67.2 million in related borrowings under its repurchase agreement and generated $18.6 million in net cash proceeds after paying related transaction costs. The Company recorded $20.3 million of realized losses in connection with the sale of these loans.

Subsequent to September 30, 2008, the Company sold a first mortgage loan classified as held for sale at September 30, 2008. See Note 16 – Subsequent Events for further discussion of this transaction.

7. REAL ESTATE ASSETS

On December 22, 2006, the Company acquired a portfolio of six net leased real estate assets for an aggregate purchase price of $38.8 million through a sale-leaseback transaction and on June 29, 2007, the Company acquired an additional six net leased real estate assets for an aggregate purchase price of $38.7 million, increasing its total cost basis to $77.5 million. On October 30, 2007 the Company sold a 50% interest in the entity that owns all twelve net leased real estate assets (the “Joint Venture”) for $39.2 million. The sale resulted in no gain or loss to the Company. Subsequent to the sale of the 50% interest in the Joint Venture, the Company has accounted for its remaining interest in the Joint Venture using the equity method of accounting. At December 31, 2007, the Company’s 50% share of the entity that owns the real estate assets including equity in earnings and distributions was $39.6 million and is included in investments in unconsolidated joint ventures on the Company’s consolidated balance sheets. In April 2008, the Company sold its remaining 50% interest in the Joint Venture for $39.4 million, which approximates cost basis. As of September 30, 2008, the Company no longer has any investment in net leased real estate assets.

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

The US Debt Fund invests in loans secured, directly or indirectly, by commercial real estate, including, B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products, such as CMBX and credit default swaps (the “Targeted Investments”). Excluded investments from the US Debt Fund include non-performing loans, fee-simple ownership interests, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by the Company and JER Fund IV, and net lease real estate assets. If the US Debt Fund is not fully invested or committed and through the earlier of December 11, 2008 or until 90% of the US Debt Fund’s committed capital has been invested or otherwise committed, the Company and/or JER Fund IV are permitted to share Targeted Investments on a 50%-50% pari-passu basis with the US Debt Fund.

The US Debt Fund pays to the Company and JER Fund IV a base management fee equal to 1.5% on drawn capital and up to 20% of the aggregate profits earned and distributed by the US Debt Fund (after limited partners receive distributions equal to their initial investment and a specified preferred rate of return thereon). The Company and JER Fund IV divide the management and incentive fees on a 50%-50% basis. For the three and nine months ended September 30, 2008, the Company recognized $0.1 million and $0.3 million, respectively, of management fee income from the US Debt Fund.

The Company’s interest in the US Debt Fund is accounted for using the equity method of accounting and the assets and liabilities are not consolidated into the Company’s financial statements due to the Company’s determination that the Fund is not a VIE under FIN46(R). As of September 30, 2008 and December 31, 2007, the Company had invested $3.4 million and $1.2 million, respectively, into the US Debt Fund which is reflected in investments in unconsolidated joint ventures on the Company’s consolidated balance sheets. For the three and nine months ended September 30, 2008, the Company recorded $(0.4) million and $(0.6) million of equity in earnings (losses) from the US Debt Fund.

9. NOTES PAYABLE, REPURCHASE AGREEMENTS AND JUNIOR SUBORDINATED DEBENTURES

Notes Payable

On October 17, 2006, the Company issued its second CDO through two wholly-owned subsidiaries of the Company, JER CRE CDO 2006-2, Limited and JER CRE CDO 2006-2, LLC (collectively “CDO II”). CDO II is secured by $1.2 billion par value of collateral interests consisting of CMBS, mezzanine loan interests, first mortgage loan interests, Re-REMIC securities, and real estate CDO securities. CDO II issued privately placed notes totaling $768.4 million initially rated AAA through BBB- (“CDO II Investment Grade Notes”). The Company purchased a portion of the CDO II Investment Grade Notes and retained all of the non-investment grade notes and preferred shares. $708.3 million of Investment Grade Notes were issued to third parties consisting of $47.0 million of fixed rate notes with a weighted average interest rate of 5.8% and $661.3 million of floating rate notes with a weighted average interest rate of LIBOR plus 62 basis points, excluding amortization of fees and expenses, over applicable LIBOR rates. The CDO II Investment Grade Notes have a remaining expected average maturity of 7.6 years as of September 30, 2008. CDO II has a replenishment collateral pool of up to $275.0 million that will allow replenishment of proceeds of real estate loans that are paid off within five years from the closing of the transaction, subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture. The Company incurred $10.5 million of debt issuance costs in connection with the issuance of CDO II which were written off effective January 1, 2008 as part of the Company’s adoption of SFAS No. 159. During the year ended December 31, 2007, the Company contributed CMBS of $61.2 million and mortgage loan interests of $90.3 million as collateral to CDO II and received $69.4 million of mezzanine loan repayments on CDO II collateral. During the nine months ended September 30, 2008, the Company did not contribute any collateral interests to CDO II and received no mezzanine loan repayments on CDO II collateral. As of September 30, 2008, the available replenishment pool balance was $1.0 million, which is reflected in restricted cash on our consolidated balance sheets.

On January 16, 2008, Fitch Ratings announced that it had revised its surveillance review methodology for U.S. CMBS B-piece resecuritizations and placed 188 tranches from 18 transactions on Rating Watch Negative, including 14 tranches within CDO II that were previously rated by Fitch Ratings. In April 2008, Fitch Ratings announced a downgrade to the rating of these bonds.

In November 2005, the Company issued its first CDO through two wholly-owned subsidiaries of the Company, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC (collectively “CDO I”). CDO I is secured by a static pool of $418.7 million par value of fixed rate subordinate CMBS. CDO I issued privately placed notes totaling $275.6 million initially rated AAA through BBB- (“CDO I Investment Grade Notes”). The Company retained a portion of the BBB- rated notes, all of the non-investment grade notes and all of the preferred shares. Two of the CDO I Investment Grade Notes, totaling $119.2 million, were issued with floating rate coupons with a weighted average interest rate of LIBOR plus 39 basis points, excluding amortization of fees and expenses. The remaining CDO I Investment Grade Notes totaling $147.0 million, net of the portion retained by the Company, were issued with fixed rate coupons with a weighted average interest rate of 6.0%, excluding amortization of fees and expenses. The Investment Grade Notes have a remaining expected average maturity of 6.9 years as of September 30, 2008. The Company incurred $4.3 million of debt issuance costs which were written off effective January 1, 2008 as part of the Company’s adoption of SFAS No. 159.

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

        Through November 7, 2008, several ratings agencies have downgraded 31 individual CMBS bond classes across 9 CMBS deals that represent collateral for the CDO I and CDO II notes payable. Of these bonds, $98.0 million and $73.7 million of face amount was financed by CDO I and CDO II, respectively. With respect to CDO I collateral, such downgrades generally do not affect the over-collateralization test. With respect to CDO II, for purposes of the over-collateralization tests, the majority of the face amount of these bonds, which are considered impaired collateral interests pursuant to the CDO II indenture, is excluded from the numerator in such test. Collateral interests, including CMBS bonds, which have a realized loss are also considered impaired collateral interests pursuant to the CDO II indenture and, as a result, the majority of the face amount of such collateral interests is excluded from the numerator of the overcollateralization test. For CDO II, failure of the over-collateralization test occurs generally when the test results falls below ranges between 100% and 140%, depending on the class of the notes payable. As of September 30, 2008, CDO II continues to pass all coverage tests and results of the over-collateralization tests ranged between 145% and 231%. As of September 30, 2008, reflecting the impact of any rating agency downgrades and other increases to impaired collateral interests levels through November 7, 2008, CDO II could withstand approximately another $270 million of additional reductions to the numerator for the over-collateralization tests, as defined in the CDO II indenture, before failing certain of the over-collateralization tests.

In the event the CDOs fail to satisfy the coverage tests, the Company may be required to post additional or replacement collateral to prevent expedited amortization of the more senior notes payable issued by the CDOs. Upon a failure of the coverage test, all available cash flow below the respective class of notes payable will be redirected to pay down the most senior class of notes payable, which would reduce the amount of cash distributed to the Company. As of September 30, 2008, none of the triggers were met that would cause accelerated amortization to the investment grade notes payable of the respective CDOs. In the event that the level of impaired collateral interests, as defined in the applicable indenture, increases, the collateral administrator may prevent the CDO from failing the over-collateralization test by replacing certain collateral interests with collateral meeting the requirements set forth in the CDO indenture and acceptable to the ratings agencies, among other options. However, there can be no assurance that acceptable replacement collateral could be identified and replaced in the applicable CDO trust.

The Company has accounted for the CDO I and CDO II transactions as financings due to certain permitted activities of CDO trusts that are not consistent with activities of a QSPE permitted under SFAS No. 140, such as having the ability to sell impaired securities and acquire replenishment securities with the proceeds at the discretion of the collateral administrator. Accordingly, the assets transferred to the respective CDO trusts are reflected in the Company’s balance sheets and notes issued to third parties are reflected as notes payable in the accompanying consolidated financial statements. In adopting FAS 159 the Company has elected to carry its CDO notes payable at fair value in the accompanying consolidated financial statements. The total fair value of CDO I and CDO II notes payable at September 30, 2008 were $128.1 million and $200.1 million, respectively. However, the Company currently projects that these liabilities will be settled at their face amount of $974.6 million, based upon expected proceeds from underlying collateral. The resulting change in fair value of the notes payable is reflected in current period earnings. Unamortized debt issuance costs of $13.0 million for CDO I and CDO II were included as a component of deferred financing fees on the consolidated balance sheet at December 31, 2007, however with the adoption of SFAS No. 159, the Company wrote off deferred fees of $13.0 million as part of the SFAS No. 159 cumulative transition adjustment on January 1, 2008.

Repurchase Agreements

In August 2007 and as subsequently amended in September 2007, March 2008 and September 2008, the Company and a wholly owned subsidiary, respectively, entered into a repurchase agreement with a subsidiary of JPMorgan Chase & Co. (the “JPMorgan Facility”). This repurchase agreement provides financing to be secured by rated and unrated CMBS. The September 2008 amendment consolidated the Company’s Bear Stearns and JPMorgan Facilities and extended the scheduled maturity date of the consolidated facility to September 2009. This repurchase agreement is fully recourse to the Company. As of September 30, 2008, $30.3 million was outstanding under the facility at a weighted average borrowing rate of 4.7% and CMBS investments with an estimated fair value of $61.6 million were pledged as collateral. As part of the new agreement, the Company is required to pay JPMorgan approximately $7.4 million due to lower advance rates being applied to the collateral. As of November 7, 2008, approximately $2.0 million as such remains to be paid and is to be paid prior to November 30, 2008.

In March 2007, the Company and a wholly-owned subsidiary, respectively, entered into a repurchase agreement with Liquid Funding, an affiliate of Bear Stearns & Co. Inc., now a subsidiary of JPMorgan Chase & Co., which was subsequently amended in June 2007 and in March 2008, The Liquid Funding Facility was replaced by a new repurchase agreement with Bear Stearns (the “Bear Stearns Facility”) that provided available borrowing capacity of $25.0 million and matured in September 2008.

In September 2006, a wholly owned subsidiary of the Company entered into a repurchase agreement with Goldman Sachs Mortgage Company (“Goldman Sachs Facility”), which was subsequently amended in September 2007 and March 2008. The repurchase agreement is secured by various types of real estate loans and is scheduled to terminate on October 1, 2009. As part of the March 2008 amendment, the Company is required to pay a quarterly availability fee and the facility is fully recourse to the Company. During the nine months ended September 30, 2008, the Company paid down the facility by $108.0 million, of which $40.1 million was due to margin calls and $67.9 million was due to sales of assets pledged as collateral. At September 30, 2008, there was $57.7 million outstanding under this repurchase agreement at a weighted average borrowing rate of 5.5% and real estate loans with a cost basis of $120.1 million and a carrying value of $85.2 million were pledged as collateral under this repurchase agreement.

Each of the repurchase agreement facilities is subject to margin calls based upon fair market value determinations of the underlying collateral. During the three and nine months ended September 30, 2008, such margin calls totaled $22.7 million and $106.7 million, respectively, with $20.9 million and $66.6 million related to the JPMorgan and Liquid Funding/ Bear Stearns Facilities and $1.8 million and $40.1 million related to the Goldman Sachs facility. The Goldman Sachs and JPMorgan Facilities each have covenants related to (i) minimum tangible net worth, (ii) maximum leverage and (iii) minimum liquidity.

The Company has considered an interpretation of GAAP relating to the treatment of transactions where investments acquired by the Company from a particular counterparty are simultaneously or subsequently financed via a repurchase agreement with that same counterparty or an affiliate thereof. The Company has recorded such transactions as a sale of the investment to us and such related debt provided to the Company as a financing. Under a new standard, FSP 140-3, there is new guidance related to how these transactions should be evaluated. Over the past two years, the Company has made several investments that may be affected by such standard. During the year ended December 31, 2007, the Company acquired $39.9 million of subordinate CMBS and financed $25.3 million of the purchase via an existing repurchase agreement with the seller. In the year ended December 31, 2007, the Company acquired a first mortgage loan participation investment from a counterparty for $35.0 million and concurrent with closing, the same counterparty provided financing of $29.8 million via an existing repurchase agreement with the seller. As of September 30, 2008, $20.9 million of borrowings were outstanding with these counterparties related to an original cost basis of the two related investments of $59.4 million, which are carried on the consolidated balance sheet at the estimated fair value of approximately $31.2 million. As a result, application of the new standard would reduce total assets and liabilities by $20.9 million as of September 30, 2008 and reported net loss for the three and nine months ended September 30, 2008 would be reduced by $0.6 million and $1.2 million, respectively. Future adoption of FSP 140-3 may require the Company to adjust the accounting for the assets in which the Company has invested.

Junior Subordinated Debentures

In April 2007, the Company issued $60.0 million of trust preferred securities through its unconsolidated subsidiary, JERIT TS Statutory Trust I (“the Trust”), in a private transaction exempt from registration under the Securities Act of 1933, as amended. Concurrently, the Company issued $61.9 million in junior subordinated debentures to the Trust and made a $1.9 million common equity investment in the Trust. The trust preferred securities have a 30-year term ending April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. The assets of the Trust consist solely of the $61.9 million of junior subordinated notes concurrently issued by us, with terms that mirror the trust preferred securities. The Company incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the junior subordinated debentures. Unamortized debt issuance costs of $1.0 million are included as a component of deferred financing fees on the consolidated balance sheet at September 30, 2008 and December 31, 2007, respectively.

The Company’s interest in the Trust is accounted for using the equity method and the assets and liabilities are not consolidated into the Company’s financial statements due to the Company’s determination that the Trust is a variable interest entity under FIN46(R) and that we are not the primary beneficiary of the entity. Interest on the junior subordinated debentures, net of interest income on the Company’s common equity interest in the Trust, is included in interest expense on its consolidated income statements and the junior subordinated debentures are presented as a liability on its consolidated balance sheet.

General

If the Company defaults in the payment of interest or principal on any debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, lenders may accelerate the maturity of such debt, requiring the Company to immediately repay all outstanding principal. If the Company is unable to make such payments, our lender could force us to sell our securities or foreclose on our assets pledged as collateral to such lender. The lender could also force the Company into bankruptcy or bring other legal action against the Company. Any of these events would likely have a material adverse effect on the value of an investment in the Company’s common stock. At September 30, 2008, the Company was in compliance with all covenants under its CDO notes payable, repurchase agreements and junior subordinated debentures.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company presents its financial instruments at estimated fair value in the accompanying consolidated financial statements in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” by applying the fair value principles of SFAS No. 157.

The Company has estimated that the fair value of its junior subordinated debentures with an aggregate principal balance of $61.9 million approximates $21.7 million at September 30, 2008. The fair value estimates for the junior subordinated debentures represent management’s best estimates of these values, based on management’s judgment as well as consideration of input from other market sources but do not necessarily reflect the prices that would be realized in an actual transaction involving such debentures.

11. DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents our pay-fixed interest rate swaps as of September 30, 2008 and December 31, 2007, respectively:

				Notional Balance at			Fair Value at		Pay-Fixed Interest Rate
Trade Date	Effective Date	Termination Date	Initial Notional Balance	September 30, 2008	December 31, 2007	Ending Notional Balance	September 30, 2008 (4)	December 31, 2007
October 2005	November 2005 (1)	June 2015	$109,977	$109,977	$109,977	$5,697	$(5,171)	$(4,106)	4.9%
September 2006	October 2006 (2)	August 2016	386,324	340,047	340,047	219,929	(15,582)	(12,860)	5.1%
September 2006	October 2009 (2)	August 2016	—	—	—	80,071	(402)	(1,056)	5.2%
February 2007	October 2007 (2)	October 2014	—	46,277	46,277	85,024	(2,726)	(3,719)	5.1%
January 2007	November 2007 (6)	December 2016	100,000	40,000	100,000	40,000	(2,564)	(6,185)	5.3%
February 2007	November 2007 (5)	June 2008	45,000	—	45,000	—	—	(2,079)	5.0%
February 2007	November 2007 (3)	February 2017	26,000	26,000	26,000	26,000	(1,462)	(1,244)	5.1%
March 2007	November 2007 (3)	January 2017	40,000	40,000	40,000	40,000	(1,024)	(1,631)	5.0%

			$707,301	$602,301	$707,301	$496,721	$(28,931)	$(32,881)

(1)

Swap related to the Company’s CDO I financing and is reflected at fair value with the change in value subsequent to December 31, 2007 recorded in other gains (losses) on the consolidated statement of operations due to our election to account for this swap using the FVO effective January 1, 2008.

(2)

Swaps related to our CDO II financing and are reflected at fair value with the change in value subsequent to December 31, 2007 recorded in other gains (losses) on the consolidated statement of operations due to our election to account for these swaps using the FVO effective January 1, 2008.

(3)

Swaps related to our current and future anticipated financings were intended to hedge future long-term floating rate debt and is not considered probable as of September 30, 2008 and as a result, the fair value as of September 30, 2008 of $(5.1) million has been recorded in other gains (losses) in the consolidated statement of operations for the nine months ended September 30, 2008.

(4)

The settlement amount of the Company’s interest rate swap liabilities was $(33.5) million as of September 30, 2008. This liability is partially offset by a $4.6 million credit valuation adjustment as of September 30, 2008 driven by the SFAS No. 157 requirement to incorporate a valuation adjustment for the difference between our and our counterparty’s credit rating to arrive at fair value.

(5)

In connection with the sale of a real estate loan in June 2008 and repayment of the related floating rate financing, the Company terminated a swap with an initial notional balance of $45.0 million and paid swap termination costs of $1.4 million.

(6)

In connection with the sale of a real estate loan in July 2008 and repayment of the related floating rate financing, the Company partially terminated a swap with an initial notional balance of $100.0 million and paid swap termination costs of $4.0 million.

As of December 31, 2007, $(32.5) million is reflected in accumulated other comprehensive income (loss) in the consolidated balance sheets representing the fair value of the effective portions of the Company’s outstanding cash flow hedges. In connection with the adoption of SFAS No. 159 on January 1, 2008, the Company discontinued hedge accounting for its swaps related to its CDO I and II financings. The $(21.7) million of fair value related to these swaps reflected in accumulated other comprehensive income as of December 31, 2007 is being amortized into the consolidated statement of operations over the remaining life of the interest rate swaps and the associated debt. During the three and nine months ended September 30, 2008, amortization of $0.6 million and $1.7 million, respectively, was recognized as an expense in other gains (losses). As of September 30, 2008, $(20.0) million remains in accumulated other comprehensive income related to the CDO I and II interest rate swaps. The changes in the fair market value of these interest rate swaps after December 31, 2007 have been reflected in other gains (losses) in the consolidated statements of operations.

Between January 2007 and March 2007, the Company entered into a total of four forward-starting interest rate swaps to mitigate the risk of change in the interest-related cash outflows on existing and forecasted issuance of debt. Under these swaps, the Company agreed to pay the counterparties a weighted average fixed interest rate of 5.2% per annum in exchange for floating rate payments on the total notional amount of $211.0 million. During the first quarter of 2008, the Company determined that the four swaps, aggregating $211.0 million in notional balance, intended to hedge anticipated future and current floating rate financings were no longer effective as such future long-term financings are not considered probable at this time due to continued market disruptions creating uncertainty related to the Company’s ability to obtain future long-term match funded financing as well as the potential for sales of certain real estate loans held for sale which would ideally be financed by such borrowings. During the nine months ended September 30, 2008, the Company terminated certain of these interest rate swaps with notional amounts of $105.0 million and paid the counterparties $5.4 million. During the three and nine months ended September 30, 2008, the Company recorded unrealized gains (losses) on non-CDO interest rate swaps of $2.7 million and $(4.7) million, respectively, in the consolidated statement of operations. As of September 30, 2008 the combined fair value of the three remaining interest rate swaps was $(5.1) million.

In connection with the pricing of CDO II in September 2006, the Company, through JER CRE CDO 2006-2, Limited, a wholly-owned subsidiary, entered into an amortizing interest rate swap with an initial notional balance of approximately $386.3 million, which declines to approximately $219.9 million. This interest rate swap, which matures in August 2016, is expected to hedge the interest rate risk exposure on amortizing principal amounts of floating-rate Investment Grade Notes issued by the Company upon the closing of CDO II and a portion of the Company’s other anticipated or existing indebtedness. In September 2006 and February 2007, in connection with CDO II and other anticipated or existing indebtedness, the Company also entered into two accreting interest rate swaps. The first swap has an initial notional balance of zero increasing to approximately $33.8 million in October 2009 and increasing thereafter to approximately $80.1 million. The second swap has an initial notional balance of zero increasing to approximately $46.3 million in October 2007 and increasing thereafter to approximately $85.0 million. Pursuant to adopting SFAS No. 159, the Company elected the fair value option for the debt being hedged by these swaps and as a result, these swaps no longer qualify for hedge accounting under SFAS No. 133 and the changes in fair value from December 31, 2007 forward are recorded as a component of unrealized gain (loss) on CDO related financial liabilities in the consolidated statement of operations. At December 31, 2007, the fair value of these swaps was $(17.6) million. This amount is being amortized into earnings over the remaining life of the swap as the swap no longer qualifies for hedge accounting due to the election of the fair value option for debt associated with this derivative. Based on the terms of the swaps, the Company has agreed to pay the counterparties a weighted average fixed interest rate of 5.1% per annum in exchange for floating payments tied to USD-LIBOR on the applicable notional amount. As of September 30, 2008 and December 31, 2007, the combined fair value of the three interest rate swaps was $(18.7) million and $(17.6) million, respectively, which is recorded in interest rate swap agreements on the consolidated balance sheets. Of the existing balance in accumulated other comprehensive income (loss) related to this interest rate swap, the Company estimates that approximately $1.9 million will be reclassified from accumulated other comprehensive income (loss) as an increase to loss on interest rate swaps in the next twelve months.

In connection with the pricing of CDO I in October 2005, through JER CRE CDO 2005-1, Limited, the Company entered into an amortizing interest rate swap with an initial notional balance of approximately $110.0 million. The amortizing interest rate swap hedges the interest rate risk exposure on an amortizing principal amount of the floating-rate Investment Grade Notes issued by the Company. This swap is designated as a cash flow hedge and is expected to be effective in hedging the risk of changes in interest cash outflows attributable to changes in the applicable USD-LIBOR swap rate over the term of the hedging relationship. Under the swap, the Company has agreed to pay the counterparty a fixed interest rate of 4.9% per annum in exchange for floating payments on the applicable notional amount. As of September 30, 2008 and December 31, 2007, the fair value of the amortizing interest rate swap related to CDO I was $(5.2) million and $(4.1) million, respectively, which is recorded in interest rate swap liabilities on the consolidated balance sheets. Pursuant to adopting SFAS No. 159, the Company elected the fair value option for the debt being hedged by these swaps, and as a result, these swaps no longer qualify for hedge accounting under SFAS No. 133 and the changes in fair value from December 31, 2007 forward are recorded as a component of unrealized gains (losses), net, on CDO related financial assets and liabilities in the consolidated statement of operations. At December 31, 2007, the fair value of this swap was $(4.1) million and was classified within accumulated in OCI when these swaps qualified for hedge accounting. This amount is being amortized into earnings over the remaining life of the swap as the swap no longer qualifies for hedge accounting due to the election of the fair value option for this derivative. Of the existing balance in accumulated other comprehensive income (loss) related to this interest rate swap, the Company estimates that approximately $0.5 million will be reclassified from accumulated other comprehensive income (loss) as an increase to loss on interest rate swaps in the next twelve months.

In June and August 2006, the Company entered into a total of four forward-starting interest rate swaps to mitigate the risk of changes in the interest-related cash outflows on existing and forecasted issuance of debt. Under these swaps, the Company agreed to pay the counterparties a weighted average fixed interest rate of 5.4% per annum in exchange for floating payments on the total notional amount of $177.0 million. In connection with the pricing of CDO II in September 2006 and other anticipated or existing indebtedness, the Company effectively terminated or assigned for value these four outstanding interest rate swaps. The net costs from termination of $6.1 million were recorded in accumulated other comprehensive income (loss) and are being amortized from accumulated other comprehensive income (loss) as an increase to interest expense over the life of CDO II based on the effective yield method. During the three and nine months ended September 30, 2008, $0.1 million and $0.4 million, respectively, was amortized from accumulated other comprehensive income (loss) as an increase to loss on interest rate swaps and $0.1 million and $0.4 million was amortized from accumulated other comprehensive income (loss) as an increase to interest expense for the three and nine months ended September 30, 2007. Of the existing balance in accumulated other comprehensive income (loss) related to this interest rate swap, the Company estimates that approximately $0.6 million will be reclassified from accumulated other comprehensive income (loss) as an increase to loss on interest rate swaps in the next twelve months.

In connection with the pricing of CDO I in October 2005, the Company effectively terminated or assigned for value $201.0 million notional amount of interest rate swaps outstanding. The net proceeds from termination of $0.6 million were recorded in accumulated other comprehensive income (loss) and are being amortized from accumulated other comprehensive income (loss) as a decrease to interest expense over the life of CDO I based on the effective yield method. For the three and nine months ended September 30, 2008, $13 and $38, respectively, has been amortized from accumulated other comprehensive income (loss) as a reduction to loss on interest rate swaps and $13 and $35 was amortized from accumulated other comprehensive income (loss) as a reduction to interest expense for the three and nine months ended September 30, 2007. Of the existing balance in accumulated other comprehensive income (loss) related to this interest rate swap, the Company estimates that approximately $53 will be reclassified from accumulated other comprehensive income (loss) as an decrease to loss on interest rate swaps in the next twelve months.

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

Income on CMBS investments is computed for GAAP purposes based upon a yield, which assumes credit losses will occur (See Note 3—Revenue Recognition for further discussion). The yield to compute the Company’s taxable income does not assume there would be credit losses, as a loss can generally only be deducted for tax purposes when it has occurred. Furthermore, due diligence expenses incurred related to the acquisition of CMBS and loan investments not originated are required to be expensed as incurred for GAAP purposes but are included as a component of the cost basis of the asset and amortized for tax purposes. CMBS impairment charges also create GAAP to tax differences as such charges are generally not deductible for tax purposes. Straight line rental income recognized for GAAP purposes is not recognized for tax purposes as taxable income is generally based on contractual rental income. In addition, due to electing the FVO for the Company’s CDO related financial assets and liabilities, the financial assets and liabilities are carried at fair value for GAAP purposes with the change in fair value reflected in the Company’s consolidated statement of operations as other gains (losses. Primarily as a result of these differences, the net difference between the GAAP and taxable net income before capital gains (losses) was approximately $114 million and $42 million at for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively, with taxable income being greater than GAAP income. As of September 30, 2008 and December 31, 2007, the tax basis of the Company’s assets exceeded its GAAP basis by approximately $776 million and $346 million respectively.

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

In connection with the 144A Offering, the Company issued 335,000 shares to its Manager pursuant to its Nonqualified Option and Incentive Award Plan. In addition, as of September 30, 2008, the Company has granted an aggregate of 40,000 shares of restricted stock and an additional 28,052 deferred stock units to its current and former independent directors, granted 137,000 shares of restricted stock to certain officers and employees of an affiliate of its Manager (although 3,000 of such shares have been forfeited to date) and 60,000 shares of restricted stock to Mark Weiss, its President, as further discussed in Note 15.

At each of September 30, 2008 and December 31, 2007, the Company had issued and outstanding common shares of 25,901,035, respectively.

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

In addition, the Manager is entitled to receive a quarterly incentive fee in an amount, not less than zero, equal to the product of (i) 25% of the dollar amount by which (a) funds from operations (as defined in the Management Agreement) of the Company for such quarter per share of Common Stock (based on the weighted average number of shares outstanding for such quarter) exceeds (b) an amount equal to (A) the weighted average of the price per share of Common Stock in the 144A Offering, and the prices per share of Common Stock in any subsequent offerings by the Company multiplied by (B) the greater of (1) 2.25% and (2) 0.875% plus one fourth of the ten-year U.S. treasury rate for such quarter, multiplied by (ii) the weighted average number of shares of Common Stock outstanding during such quarter. Funds From Operations, (“FFO”), as defined in the Management Agreement, is net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, gains (or losses) from sales of property and unrealized depreciation and/or appreciation, effective January 1, 2008, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The following table summarizes management fees incurred by the Company for the three and nine months ended September 30, 2008 and 2007, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Base management fees	$1,844	$1,845	$5,545	$5,551
Incentive fees	—	438	—	826

Total management fees	$1,844	$2,283	$5,545	$6,377

At September 30, 2008 and December 31, 2007, $2.4 million and $1.2 million, respectively, related to unpaid base management fees are included in due to affiliate in the accompanying consolidated balance sheets. In addition, there were no unpaid incentive fees as of September 30, 2008 and December 31, 2007.

The Management Agreement also provides that the Company is required to reimburse the Manager for certain expenses incurred by the Manager on the Company’s behalf, including the Company’s pro rata share of overhead expenses of the Manager required for the Company’s operations. In November 2006, effective retroactively to January 1, 2006, the independent members of the Board of Directors approved an amendment to the Management Agreement to provide that 2007 and in each calendar year thereafter, subject to approval by the independent members of the Board of Directors, the allocable overhead reimbursement will be $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index (“CPI”) for the applicable year over the CPI for the calendar year 2006. For both the three and nine months ended September 30, 2008 and 2007, overhead reimbursements were approximately $0.1 million and $0.4 million, respectively. The Manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on the Company’s behalf. If such services are provided by the Manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants or other third parties on an arm’s length basis. In accordance with the provisions of the Management Agreement, the Company recorded $0 and $17, respectively, for other services provided by the Manager during the three months ended September 30, 2008 and 2007, and $21and $37 during the nine months ended September 30, 2008 and 2007, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations. At September 30, 2008 and December 31, 2007, $0.2 million and $30, respectively, of expenses to be reimbursed were unpaid and included in due to affiliate in the accompanying consolidated balance sheets.

The Manager is responsible for all costs, except as otherwise noted, incidental to the performance of its duties under the Management Agreement, including employment compensation (other than awards made by us under the equity incentive plan) of J.E. Robert Company, an affiliated entity, personnel who perform services for us pursuant to the Management Agreement.

Each CMBS securitization requires that a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. Because the Manager does not have special servicer status, it appoints J.E. Robert Company or another entity that has special servicer status, as the special servicer whenever the Company acquires a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company earned $0.9 million and $1.9 million in fees as special servicer during the three months ended September 30, 2008 and 2007, respectively, and $3.4 million and $4.1 million during the nine months ended September 30, 2008 and 2007, respectively. J.E. Robert Company is also entitled to received additional fees in the future based on the collections received against loans that were managed in special servicing and subsequently returned to the master servicer. All fees due to J.E. Robert Company as special servicer are paid either by the applicable securitization vehicles or the borrower and not directly by the Company and such fees are consistent with traditional, well established market standards and are set as part of the arms-length negotiations to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company may reduce the amounts available to pay us pursuant to the terms of the applicable CMBS trusts.

In connection with CDO II (See Note 9—Notes Payable, Repurchase Agreements and Junior Subordinated Debentures), a wholly owned subsidiary of the Company entered into a Collateral Administration Agreement with J.E. Robert Company (the “Collateral Administrator”), pursuant to which the Collateral Administrator has agreed to advise the wholly owned subsidiary of the Company on certain matters regarding the collateral interests and other eligible investments securing the notes. The Collateral Administrator will receive two fees payable on a monthly basis, with the first fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the second fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture, each fee payable with different priorities as set forth in the applicable indenture. During both the three and nine months ended September 30, 2008 and 2007, $0.4 million and $1.1 million, respectively, of collateral administration fees are reflected in general and administrative expenses in the accompanying consolidated statements of operations. At both September 30, 2008 and December 31, 2007, $25 of unpaid collateral administration fees were unpaid and included in due to affiliate in the accompanying consolidated balance sheets. These collateral administration fee schedules within the collateral administration agreement were approved by the independent members of the Company’s Board of Directors.

During the year ended December 31, 2007, the Company invested in a first mortgage loan participation with a cost basis of $30.0 million and two mezzanine loan participations with a cost basis of $49.4 million where an affiliate of the Manager held a controlling equity interest in the borrower. During the year ended December 31, 2006, we invested in mezzanine loans totaling $65.0 million where an affiliate of the Manager held a controlling equity interest in the borrower. The acquisition of these loans to affiliated borrowers was approved by the independent members of the Company’s Board of Directors as required by our investment guidelines. During the nine months ended September 30, 2008, we received repayments on loans to affiliated borrowers aggregating $8.5 million. At September 30, 2008, loans to affiliated entities had an amortized cost basis of $121.3 million and an unpaid principal balance of $122.0 million and a carrying value of $97.9 million. In October 2008, one of these loans with an unpaid principal balance of $27.5 million and an amortized cost basis of $27.3 million was sold to an unaffiliated third party for $23.8 million, which approximated its carrying value at September 30, 2008. The Company recorded a realized loss of $3.7 million in connection with the sale.

The US Debt Fund invests in loans secured, directly or indirectly, by commercial real estate, including, B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products, such as CMBX and credit default swaps (the “Targeted Investments”). Excluded investments from the US Debt Fund include non-performing loans, fee-simple ownership interests, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by the Company and JER Fund IV, and net lease real estate assets.

Targeted Investments that meet the investment guidelines of the US Debt Fund were allocated directly and exclusively by J.E. Robert Company to the US Debt Fund until April 11, 2008. Thereafter, if the US Debt Fund is not fully invested or committed and through the earlier of December 11, 2008 or until 90% of the US Debt Fund’s committed capital has been invested or otherwise committed, the Company and/or JER Fund IV are permitted to share Targeted Investments on a 50%-50% pari-passu basis.

The US Debt Fund pays to the Company and JER Fund IV a base management fee equal to 1.5% on drawn capital and up to 20% of the aggregate profits earned and distributed by the US Debt Fund (after limited partners receive distributions equal to their initial investment and a specified preferred rate of return thereon). The Company and JER Fund IV divide the management and incentive fees on a 50%-50% basis.

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

In accordance with the Plan, a total of 345,000 shares of Common Stock were issued to the Manager and the independent directors in 2004. As consideration for the Manager’s role in raising capital for the Company, the Manager was granted an award of 335,000 shares of stock upon the closing of the 144A Offering. As discussed below under “Registration Rights Agreement,” one-half of the shares granted to the Manager are subject to a risk of forfeiture. Additionally, each independent director was granted 2,000 shares of restricted stock upon the date of the first board meeting of the Board of Directors attended by the independent director. Each independent director receives an additional 2,000 shares of restricted stock annually pursuant to the Plan. One-half of the shares granted to the independent directors vest immediately and the remaining one-half vest one year from the date of grant, subject to the grantee’s continued service as a member of the Board of Directors of the Company. As of September 30, 2008, 40,000 shares of restricted stock had been granted to the five current and former independent directors.

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

In April 2007, certain officers of the Company and employees of an affiliate of the Manager were awarded 124,500 restricted shares of common stock subject, in each case, to vesting over three years. 50% of these shares vest ratably over three years, subject to continued employment with affiliates of our Manager. The remaining 50% of these shares vest subject to continued employment with affiliates of our Manager and graded vesting commencing in March 2008 based on achievement of certain market conditions. As of September 30, 2008, 3,000 of these restricted shares had been forfeited. In June 2007, 10,000 total shares of restricted stock were awarded to the five current and former independent directors as part of their regular annual awards program. In July 2007, 12,500 restricted shares were awarded to an employee of an affiliate of the Manager. These shares vest ratable over an approximately three year period beginning in April 2008, subject to continued employment with an affiliate of the Manager. In May and June 2008, the Company issued 28,052 deferred stock units to its five current independent directors as part of their regular annual awards program.

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

Share-based payment compensation expense of $0.1 million was recognized during the three months ended September 30, 2008 and 2007, respectively, and is included as part of general and administrative expenses in the consolidated statement of operations. As of September 30, 2008, unrecognized compensation expense related to nonvested awards was $0.4 million to vest over the next 2.8 years. The total fair value of restricted shares, stock options and deferred stock units vested during the three and nine months ended September 30, 2008 was $0 and $0.2 million, respectively.

16. SUBSEQUENT EVENTS

Real Estate Loan Sales

In October 2008, the Company sold a floating rate real estate loan classified as held for sale with a face amount of $27.5 million for proceeds of $23.8 million. Proceeds from the sale of this loan were used to pay down $15.2 million in related repurchase agreement borrowings. The $23.8 million of proceeds compares to a net carrying value of $23.8 million at September 30, 2008.

Financing

In connection with the sale of a real estate loan in October 2008, the Company paid down $15.2 million of outstanding repurchase agreement borrowings related to this loan.

Subsequent to September 30, 2008 through November 7, 2008, the Company funded margin calls of $13.7 million primarily related to changes in the estimated market value of collateral.

Other

On October 31, 2008, the Company paid dividends of $7.8 million, or $0.30 per share of common stock, to shareholders of record on September 30, 2008.

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

Trends

During the second half of 2007 and continuing through 2008, severe credit and liquidity issues in the subprime residential lending and single family housing sectors negatively impacted the asset-backed and corporate fixed income markets, as well as the equity securities of financial institutions, homebuilders and real estate companies. As the severity of residential sector issues increased, nearly all securities markets experienced decreased liquidity and greater risk premiums as concerns about the outlook for the U.S. and world economic growth increased. These concerns continue and risk premiums in many capital markets remain at or near all-time highs with liquidity extremely low compared to historical standards or virtually non-existent. As a result, most commercial real estate finance and financial services industry participants, including us, have reduced or eliminated new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, we are focused on actively managing credit risk and maintaining liquidity.

The value of our real estate securities and loans are influenced by changes in spreads, which measure the yield demanded by the market on securities and loans relative to a specific benchmark, generally a risk free rate of return for a comparable term. Credit spreads applicable to our targeted investments will periodically fluctuate based on changes in supply and demand, the availability of financing for such investments and other market factors. We expect demand to vary based on investor perception of the associated credit risk in current underwriting practices, the ratings provided by the rating agencies, the availability and terms of financing for such investments and investor assessment of the current and future real estate market fundamentals. Demand may be further influenced by investor expectations regarding the ability to finance these assets, currently or in the future.

Credit Market, Spreads and Valuation: The credit markets have experienced a severe dislocation beginning in the second half of 2007 and continuing and accelerating in 2008. This has resulted in significant spread widening on virtually all credit and structured finance products which has caused de-leveraging throughout the financial services sector as a whole and, in particular, the commercial real estate market. The spread widening has a direct inverse relationship with valuations of our investments so as spreads increase, valuations decline. The impact has been greater on the longer-term fixed rate assets as the duration of these assets is longer than shorter term floating rate assets. An example of this spread widening is evidenced by trends in the CMBS market.

Beginning in the second half of 2007 and continuing through 2008, the Company has seen a significant widening of credit spreads in both the subordinate CMBS market which includes bonds rated BB+ through NR classes, and in the investment grade tranches of BBB- and above. In 2008, new issue CMBS volume has been a small fraction of the amount of issuance in 2006 and 2007. Credit spreads on recent secondary market trades, which have also been very limited, for typical BBB- CMBS bonds, are estimated to exceed 2,500 basis points as of September 30, 2008 compared to approximately 900 basis points as of December 31, 2007 and approximately 95 basis points as of December 31, 2006. Additionally, the Company has seen significant widening of credit spreads on real estate loans, including B-Notes, mezzanine loans and whole loans.

This credit market dislocation has had a substantial effect on market participants. These disruptions have led to, among other things, a significant decline in the fair value of many mortgage related investment securities, as well as a significant contraction in short-term and long-term funding sources. As a result, many investment vehicles indicate difficulty valuing certain of their holdings and/or obtaining sustainable long-term sources of capital to adequately finance our business. As a result, we cannot predict changes in the market value of collateral and potential margin call requirements, if any under our repurchase agreement facilities.

Since June 30, 2008 and accelerating after September 30, 2008, we have seen a significant increase in CMBS loan collateral entering our CMBS special servicing portfolio. The CMBS special servicing portfolio balance was $262.0 million, $303.5 million and $467.3 million at June 30, 2008, September 30, 2008 and November 7, 2008, respectively. Due to the continued tightening of credit, declining real estate values, worsening macro-economic environment, in conjunction with the significant increase in our CMBS special servicing portfolio, we increased our loan loss projections associated with the real estate loan collateral underlying our “first-loss” CMBS portfolio, which represented approximately 3,500 loans with an unpaid principal balance of approximately $48 billion at September 30, 2008. As of September 30, 2008, we increased projected future loan losses from $661 million to $863 million. In addition, we accelerated the projected timing of these losses, with most of the loss increase projected to occur in 2009 and 2010. This increase in loss projections results in lower projected future cash flows from our “first-loss” CMBS investments, and, in part, caused us to recognize a $29.8 million impairment charge during the three months ended September 30, 2008.

CMBS and Other Debt Issuance: In 2008 through September 30, 2008, US CMBS transactions totaling approximately $12 billion were priced. This compares to total US CMBS issuances during the first nine months of 2007 of approximately $197 billion. This is a direct result of the dramatic slowdown in the pace of lending by CMBS originators. In fact, given that virtually no new loans have been originated for securitization in the last four to six months, we don’t anticipate any significant new issue CMBS securitization activity until the fall of 2009, at the earliest.

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

Competition: Recently, as a result of volatile market conditions, we have seen competitors leave the market and other competitors enter the market. In the short to medium term, we expect market participants to be impacted by continued market volatility. Over the long-term, we expect to face increased competition for our targeted investments. However, over the long-term, we believe borrowers need a full range of financing options to make acquisitions, particularly on larger assets where substantial equity commitments are required.

Financing Environment: Primarily as a result of spread widening, we and other market participants have experienced significant margin call activity on our repurchase agreement facilities based upon fair market value determinations of the underlying collateral. Concurrent with decreases in valuation, the availability of short to medium-term financing has become extremely limited. This reduction in availability of financing has been compounded by the elimination of several key lenders in the market through the much publicized mergers, bankruptcies, conservertorships and liquidations in the financial services sector.

From a long-term debt perspective, the ability to leverage our assets or potential assets through a commercial real estate debt obligations (“CRE CDO”) is effectively non-existent. The current state of the CMBS and CRE CDO markets could have a negative impact on our leveraged returns and our ability to successfully match-fund liabilities associated with our investments.

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

During 2007, we granted 137,000 shares of restricted stock to certain officers and employees of an affiliate of our manager, of which 3,000 shares have been forfeited. In May 2006, we granted Mark Weiss, our president, 60,000 shares of restricted stock and 150,000 stock options on our common stock. As of September 30, 2008, we had a total of 25,901,035 shares of common stock issued and outstanding. As of September 30, 2008, we had granted an aggregate of 40,000 shares of restricted stock and 28,052 shares of deferred stock units to our current and former independent directors.

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

We have analyzed the governing pooling and servicing agreements for each of our subordinated class CMBS investments and believe the terms are consistent with industry standards and the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria under SFAS No. 140. Future guidance from the standard setters may require us to consolidate CMBS trusts in which we have invested. In September 2008, the FASB issued exposure drafts which could amend FIN 46(R) and SFAS No. 140. The current exposure drafts contemplate the removal of the QSPE scope exception. We will closely monitor any developments in this area and assess the impact of any such amendments to our financial statements.

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

The table below details information about our CMBS investments, including the purchase date, the face amount of the total CMBS issuance, the original and current face amounts of our CMBS investments, and the amortized cost of our CMBS investments as of September 30, 2008 and December 31, 2007:

	Investment Date	Total Face Amount of CMBS Issuance	Original Face Amount of Investment	Current Face Amount of Investment	Amortized Cost (1) as of
CMBS Trust					September 30, 2008	December 31, 2007
MACH One 2004-1	July 2004	$643,261	$50,637	$50,637	$9,590	$19,672
CSFB 1998-C1 (2)	August 2004	2,482,942	12,500	12,500	9,218	9,565
CSFB 2004-C4	November 2004	1,138,077	52,976	43,113	11,802	22,575
MLMT 2004-BPC1	November 2004	1,242,650	76,986	48,547	15,129	26,174
JPMCC 2004-C3	December 2004	1,517,410	81,561	63,154	19,740	35,800
JPMCC 2005-CIBC11	March 2005	1,800,969	70,035	64,914	15,362	33,761
BACM 2005- 1	April 2005	2,322,091	84,663	72,163	25,249	41,630
LB UBS 2005-C2 (2)	April 2005	1,942,131	7,000	4,500	2,473	4,328
CSFB 2005-C2	May 2005	1,614,084	82,261	65,697	17,001	37,695
LB UBS 2005-C3	June 2005	2,060,632	39,335	39,335	6,708	17,626
JPMCC 2005-CIBC12	July 2005	2,167,039	70,429	70,405	10,075	33,793
JPMCC 2005-LDP4	September 2005	2,677,075	90,352	90,352	18,866	48,731
MSCI 2005-IQ10	October 2005	1,546,863	55,274	55,274	12,074	30,694
MLMT 2005 CK11	December 2005	3,073,749	96,066	96,066	26,269	51,689
MSC 2006 HQ8	March 2006	2,731,231	105,707	105,707	19,192	62,181
JPMCC 2006-CIBC15	June 2006	2,118,303	71,493	71,493	13,410	37,436
CGCMT 2006-C4	June 2006	2,263,536	84,395	84,395	18,383	50,759
MSCI 2006- HQ9	August 2006	2,565,238	81,338	81,338	13,922	48,577
MLMT 2006- C2	August 2006	1,542,697	60,067	60,067	16,692	38,249
JPMCC 2006- LDP8	September 2006	3,066,028	107,158	107,158	19,814	64,231
CD 2006- CD3	October 2006	3,571,361	110,713	110,713	16,864	62,616
MSCI 2007- HQ11	February 2007	2,417,647	89,530	88,897	18,182	58,401
GCCFC 2007- GG9 (2)	March 2007	6,575,924	34,167	34,167	12,527	31,061
JPMCC 2007- LDP10	March 2007	5,331,517	151,616	151,616	26,792	85,343
WAMU 2007- SL3 (2)	June 2007	1,284,473	6,500	6,500	3,177	5,746
JPMCC 2007- LDP12	August 2007	2,310,556	81,402	81,402	14,550	39,554

Total		$62,007,484	$1,854,161	$1,760,110	$393,062	$997,887

(1)	The decline in amortized cost from December 31, 2007 to September 30, 2008 is due primarily the recognition of previously unrealized losses and other than temporary impairment of $606.1 million during the nine months ended September 30, 2008, which included $280.5 million of unrealized losses at January 1, 2008 upon the adoption of SFAS No. 159.
(2)	Represents an investment where we have only invested in the classes that are senior to “first-loss” CMBS bonds issued by the trust.

Our maximum carrying value exposure to loss as a result of our investment in these securities totaled $393.1 million and $997.9 million as of September 30, 2008 and December 31, 2007, respectively. However, we have reduced our maximum economic loss exposure through the use of non-recourse and partial recourse financing vehicles for these investments.

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

In December 2007, we entered into an agreement to invest up to $10.0 million into a fund, defined as the JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”), established to buy loans secured, directly or indirectly, by commercial real estate, including B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products such as CMBX and credit default swaps. Excluded investments for the US Debt Fund include non-performing loans, fee-simple ownership interests, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by us or an affiliate of our Manager and net leased real estate assets. The US Debt Fund is not considered a VIE under FIN 46(R). Accordingly, the US Debt Fund is accounted for using the equity method of accounting. As of September30, 2008 and December 31, 2007, we had invested $3.4 million and $1.2 million, respectively, in the US Debt Fund.

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

Fair Value Election. We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, on January 1, 2008 and elected, the fair value option (“FVO”) for all financial assets and liabilities related to our CDO I and CDO II financings. We have not elected the FVO for any financial assets or liabilities acquired during the first quarter of 2008, but may elect the elect the FVO for future acquisitions and financings. The assets and liabilities include:

•	CMBS investments pledged as collateral for CDOs

•	Real estate loans pledged as collateral for CDOs, which currently represents real estate loans held for investment

•	CDO notes payable

•	CDO interest rate swaps

Upon adoption of SFAS No. 159 on January 1, 2008, all assets and liabilities for which the FVO was elected were marked to fair value with the adjustment recorded to beginning cumulative earnings as of the election date. For CMBS assets and interest rate swaps, the amounts accumulated in other comprehensive income as of January 1, 2008 were reclassified to beginning cumulative earnings. Additionally, as a result of electing the FVO for our CDO notes payable, the related unamortized deferred financing fees were charged against cumulative earnings as of January 1, 2008.

Fair Value Measurements - The use of fair value to measure many of our financial assets and liabilities, with certain changes in fair value reported in the consolidated statement of operations and/or shareholders equity, is one of our most critical accounting policies. Specifically, we carry our CMBS, real estate loans held for sale and investment, interest rate swap agreements and notes payable at fair value on either a recurring or non-recurring basis with unrealized fair value changes reported either in earnings or accumulated other comprehensive income (loss) depending on the nature of the asset or liability and its related accounting treatment. In determining the appropriate fair value measurement for each of our assets and liabilities, we apply the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which we adopted effective January 1, 2008.

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

In accordance with SFAS No. 157, it is our policy to maximize the use of observable market based inputs to value our financial instruments carried at fair value on a recurring basis or to determine whether an adjustment to fair value is needed for assets carried at fair value on a non-recurring basis. All of our financial instruments carried at fair value, whether on a recurring or non-recurring basis, are valued using internal assumptions or non-binding indicative dealer quotes which are recently based on very limited observable trading activity and are therefore classified as Level 3 within the SFAS No. 157 hierarchy. All of our assets and liabilities carried at fair value have been designated as Level 3, in part, due to the lack of observable market data. In considering whether observable market data existed, we considered whether the markets for our assets and liabilities were illiquid. In general, we consider a market to be illiquid primarily due to the significant decrease or nonexistence of new issue CMBS securitizations and limited secondary market trading activity in CMBS bonds rated BBB- or lower.

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

For financial instruments that are actively traded in the marketplace or whose values are based on readily available market value data and therefore fall within either Level 1 or Level 2 within the SFAS No. 157 hierarchy, little, if any, subjectivity is applied when determining the instrument’s fair value. Whether a financial instrument is classified as Level 1 or Level 2 will depend largely on its similarity with other financial instruments in the marketplace and our ability to obtain corroborative data regarding whether the market in which the financial instrument trades is active. We did not classify any assets or liabilities as Level 1 or Level 2 as of September 30, 2008.

When observable market prices and data do not exist, significant management judgment is necessary to estimate fair value. In those cases, small changes in assumptions could result in significant changes in valuation. The financial instruments we hold that require the most complex judgments and assumptions relate to our CMBS investments, real estate loans held for sale and investment, interest rate swaps and notes payable all of which are classified as Level 3, and the fair value measurement process for each category of financial instrument is detailed below.

•

CMBS investments are carried at fair value on a recurring basis – The fair value of CMBS investments is determined primarily by non-binding dealer quotes which we corroborate with our internal valuation models to ensure the quotes are within a reasonable range of the internal models. In our internal valuation models, management employ a discounted cash flow model approach which utilizes prepayment and loss assumptions based upon historical experience, economic factors and forecasts and the characteristics of the underlying cash flows. We determine the applicable discount rates based on current credit spreads as reflected in information provided by issuers of the securities, comparable deals purchased or traded in the marketplace, if available, the CMBX indices and other derivative trading markets and market interest rates. In addition, we validate the fair value estimates provided by the non-binding dealer quotes by developing an understanding of the fair value measurement processes used by the dealers. We have classified all CMBS investments as Level 3 assets as there are limited observable transactions related to these investments in the current market.

We consider the following factors when determining other than temporary impairment for a security: (i) the length of time and the extent to which the market value has been less than the amortized cost, (ii) the underlying fundamentals of the relevant market, including indicators of credit deterioration, and the outlook for such market for the near future, and (iii) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value. We also follow the impairment guidance in FASB Staff Position (FSP) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and SEC Staff Accounting Bulletin No. 59 (SAB 59), Accounting for Noncurrent Marketable Equity Securities. In accordance with the applicable impairment literature, when the fair value of an available for sale security is less than its amortized cost for an extended period, we consider whether there is an other than temporary impairment in the value of the security. In the future, if our liquidity needs change, it may impact our ability and intent to hold certain investments. We have classified all CMBS investments as Level 3 assets as there are limited observable transactions related to these investments in the current market.

•

Real estate loans – We generally receive non-binding indicative quotes from the lenders on our repurchase agreements that are used to determine the fair value of our real estate loans and available borrowing capacity thereon to the extent that such values are generally consistent with other market participant inputs received. We also use discounted cash flow models employing discount rates that are based on management’s best estimate of market participant assumptions either to validate the quotes or estimated value in situations where lender quotes not received. We have classified all real estate loans as Level 3 assets as there are limited observable transactions related to these types of investments in the current market.

•

Interest rate swap agreements – The fair value of our interest rate swap agreements is determined using market observable inputs such as a market based yield curve and other factors determined by management, such as the credit valuation adjustment related to our credit risk and the counterparty credit risk. We classify all interest rate swap agreements as Level 3 assets or liabilities due to the unobservable nature of the credit risk adjustment, which may be significant to the valuation.

•

CDO notes payable – We generally receive non-binding indicative quotes from third party broker/dealers familiar with the securities to determine the fair value of our CDO notes payable. To the extent a bid-ask range of pricing is provided by the broker/dealers, we mark our notes payable to the mid-point of such bid-ask range. We classify all CDO notes payable as Level 3 liabilities, as there are limited observable transactions related to these notes.

Because of the inherent uncertainty of determining the fair value of assets and liabilities carried at fair value where there is no readily ascertainable market value, the fair values of the assets and liabilities may differ significantly from the values that would have been used had a ready market existed for the instruments, and the differences could be material.

As of September 30, 2008, of the financial assets and liabilities carried at fair value, all were classified as Level 3 under the valuation hierarchy outlined in SFAS No. 157.

Revenue Recognition. The most significant source of our revenue comes from interest income on our CMBS and real estate loan investments. Interest income on real estate loans and CMBS investments is recognized over the life of the investment using the effective interest method. Mortgage loans will generally be originated or purchased at or near par value and interest income will be recognized based on the contractual terms of the debt instrument. Any discounts or premiums on purchased loans and loan fees or acquisition costs on originated loans accounted for at cost will be deferred and recognized over the term of the loan as an adjustment to yield in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. For loans accounted for at cost, any unamortized balance of purchased premiums or discounts and loan origination costs are included as a part of the cost basis of the asset. We have written off all premiums and discounts related to loans that are accounted for at fair value either due to our elections of SFAS No. 159 or our decision to hold loans as available for sale. As of September 30, 2008, we reflect all loans at fair value. Exit fees received from prepayments of loans are recognized in the current period and included in interest income. Interest income on CMBS is recognized by the effective interest method as required by EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Under EITF 99-20, management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and our purchase prices. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing of and magnitude of credit losses on the mortgage loans underlying the securities have to be judgmentally estimated. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and our interest income. As a result, actual results may differ significantly from these estimates.

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

Equity in the earnings or loss of unconsolidated joint ventures is recorded based on the equity method of accounting. We allocate income to equity participants based on the terms of the respective partnership agreements upon an assumed liquidation of the joint venture at its depreciated book value as of the end of the reporting period.

Lease income from leased real estate assets is recognized on a straight-line basis over the terms of the lease in accordance with SFAS No. 13. During the three and nine months ended September 30, 2008, $0 and $0.4 million, respectively, of rent recognized as income in excess of amounts contractually due pursuant to the underlying leases was included in equity in earnings (losses) from unconsolidated joint ventures, respectively, and during the three and nine months ended September 30, 2007, $0.4 million and $1.6 million, respectively, of rent recognized as income in excess of amounts contractually due pursuant to the underlying leases was included in lease income from real estate assets.

Accounting Treatment for an Investment Acquired from and Financed with a Repurchase Agreement from the Same Counterparty. We have considered an interpretation of GAAP relating to the treatment of transactions where investments acquired by us from a particular counterparty are simultaneously or subsequently financed via a repurchase agreement with that same counterparty or an affiliate thereof. We have recorded such transactions as a sale of the investment to us and such related debt provided to us as a financing. Under a new standard, FSP 140-3, there is new guidance related to how these transactions should be evaluated. Over the past two years, we have made several investments that may be affected by such standard. In the three months ended September 30, 2007, we acquired $39.9 million of subordinate CMBS and financed $25.3 million of the purchase via an existing repurchase agreement with the seller. In the three months ended March 31, 2007, we acquired a first mortgage loan participation investment from a counterparty for $35.0 million and concurrent with closing, the same counterparty provided financing of $29.8 million via an existing repurchase agreement with the seller. In February 2008, effective December 15, 2008, the FASB issued FSP No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” which provides additional guidance with respect to this issue. As of September 30, 2008, $20.9 million of borrowings were outstanding with these counterparties related to an original cost basis of the two related investments of $59.4 million, each of which are carried on the consolidated balance sheet at the estimated fair value of approximately $31.2 million as of September 30, 2008. As a result, application of the new standard would reduce total assets and liabilities by $20.9 million as of September 30, 2008 and reported net loss for the three and nine months ended September 30, 2008 would be reduced by $0.6 million and $1.2 million, respectively. Future adoption of FSP 140-3 may require us to adjust the accounting for these assets in which we have invested.

Loan Loss Provisions. We purchase and originate commercial real estate mortgage and mezzanine loans. Loans carried at cost , if any, are evaluated for possible impairment on a quarterly basis. In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, impairment occurs when it is deemed probable we will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, we will establish a reserve for loan losses and a corresponding charge to earnings through the provision for loan losses. Significant judgments are required in determining impairment, which includes making assumptions regarding the value of the loan, the value of the real estate or partnership interests that secure the loan, and any other applicable provisions, including guarantees and cross-collateralization features, if any. There were no loan loss reserves recorded as of September 30, 2008 and December 31, 2007, respectively, and there were no provisions for loan losses recorded during the three and nine months ended September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, we reflected all real estate loans at fair value on the consolidated balance sheet.

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

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheets as either an asset or liability, with a corresponding amount, adjusted for swap payments, recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. As of September 30, 2008, we had no fair value or cash flow hedges.

In connection with the adoption of SFAS No. 159 on January 1, 2008, we discontinued hedge accounting for our swaps related to our CDO I and II financings, representing $496.3 million of notional balance as of September 30, 2008. The changes in the fair market value of these cash flow hedges from January 1, 2008 have been reflected in unrealized gain (loss), net, on CDO related financial assets and liabilities in the consolidated statement of operations. The $(21.7) million of fair value related to these swaps reflected in accumulated other comprehensive income (loss) as of December 31, 2007 will be amortized into the consolidated statement of operations over the remaining life of the interest rate swap, and expenses of $0.6 million and $1.7 million, respectively, were recognized during the three and nine months ended September 30, 2008.

During the first quarter of 2008, we determined that four interest rate swaps, aggregating $211.0 million in notional balance, intended to hedge anticipated future and current floating rate financings were no longer effective as such future long-term financings were not considered probable due to continued market disruptions. During the three and nine months ended September 30, 2008, the Company terminated interest rate swaps with notional amounts of $60.0 million and $105.0 million, respectively, and paid the counterparty $4.0 million and $5.4 million, respectively, which are reflected as losses on swap termination in the consolidated statement of operations. During the three and nine months ended September 30, 2008, we recorded unrealized gains (losses) of $2.7 million and $(4.7) million, respectively, and reflected the change in market value of these interest rate swaps in unrealized gain (loss) on non-CDO interest rate swaps in the consolidated statement of operations. As of September 30, 2008 the combined fair value of the three remaining interest rate swaps was $(5.1) million.

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

The 2005 through 2007 tax years remain subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in its general and administrative expense on its consolidated statements of operations. There were no penalties related to uncertain tax positions for all periods prior to December 31, 2007.

New Accounting Standards. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data or assumptions of market participants. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and was adopted by us on January 1, 2008. Under SFAS No. 157, valuations of assets and liabilities must reflect the fair value of the instrument including the values associated with credit risk. Consequently, we must value our derivative liabilities taking into account our credit risk and thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Effective January 1, 2008, we updated our methodology for derivatives to calculate the impact of both the counterparty and our own credit standing which had the impact of reducing the aggregate fair value of our derivative liabilities by $4.6 million as of September 30, 2008. The fair value of the derivative liability is determined under SFAS 157 as the price that would be paid to transfer the liability to a market participant with the same credit risk as the Company. However, if the Company were to terminate or settle all of its derivative liabilities with its counter parties, the amount due as of September 30, 2008 was $33.5 million, excluding accrued interest.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of SFAS No. 115. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We elected the fair value option for all financial assets and liabilities associated with our CDO I and CDO II financings. The impact of adopting SFAS No. 159 increased stockholders’ equity by approximately $246 million as of January 1, 2008, which can be attributed to an increase in retained earnings of approximately $20 million and an increase in accumulated other comprehensive loss of approximately $226 million. The primary reason we selected the fair value option for all assets and liabilities associated with our CDO I and CDO II financings was to propose a consistent balance sheet presentation of the fair value of both assets and liabilities associated with the CDO financings. We have not elected the fair value option for any financial assets or liabilities acquired or incurred during the first nine months of 2008.

The table below reconciles retained earnings as a result of the Company’s election of the FVO pursuant to SFAS No. 159:

	Carrying Value Prior to Adoption	Impact on Cumulative Earnings	Carrying Value After Adoption
Assets
Real estate loans	$273,734	$(9,311)	$265,423
CDO deferred financing fees	13,011	(13,011)	—

Liabilities
CDO notes payable	974,578	(268,401)	706,177

Cumulative effect of adoption on stockholders’ equity at January 1, 2008		246,079
Reduction of cumulative earnings due to CMBS fair value adjustment reclassified from other comprehensive income		(225,991)

Cumulative effect on cumulative retained earnings, January 1, 2008		$20,088

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 160 could have on our financial statements.

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

In March, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This statement provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. The statement is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of SFAS No. 161 on our financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-06-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, or FSP EITF 03-06-1. This standard requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or payments shall be included in the computation of a company’s earnings per share pursuant to the two-class method. In effect, FSP EITF 03-06-1 requires companies to report basic and diluted earnings per share in two broad categories. First, companies would be required to report basic and diluted earnings per share associated with the unvested share-based payments with nonforfeitable rights. Second, companies would separately report basic and diluted earnings per share for their remaining common stock. FSP EITF 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share presented must be adjusted retrospectively to conform to the provisions of this FSP. Early application is not permitted. We are currently evaluating the impact of FSP EITF 03-06-1 will have on our financial statements.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. This FSP also amends FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend Statement 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. Finally, this FSP clarifies the effective date in FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The disclosures required by Statement 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. This clarification of the effective date of Statement 161 is effective upon issuance of the FSP.

In September 2008, the FASB issued exposure drafts which could amend FIN 46(R) and SFAS No. 140. The current exposure drafts contemplate the removal of the QSPE scope exception and amend the FIN 46(R) provisions related to the computations used to determine the primary beneficiary of a VIE. Adoption of the standards as written in the exposure drafts may require us to consolidate the CMBS trusts in which we have invested. We are closely monitoring any developments in this area and assessing the impact of any such amendment to our financial statements.

Balance Sheet Review

As of September 30, 2008, total assets were approximately $743.5 million, a decrease of $632.6 million, or 46.0%, from December 31, 2007. The decline in total assets was primarily due to continued spread widening on our CMBS and real estate loan investments which reduced the fair value of these investments well as the sales of two real estate loans and our interest in the Charter Schools joint venture during the first nine months of 2008. Income earning assets decreased by $618.7 million, or 45.9%, from $1.3 billion at December 31, 2007. At September 30, 2008, income earning assets, including cash, had a weighted average yield of 13.8%, based on their amortized cost, compared to 8.2% at December 31, 2007. The decline in the cost basis and increase in yields on our CMBS investments from December 31, 2007 to September 30, 2008 is due primarily to recognition of unrealized losses at December 31, 2007 of $280.5 million and increases to unrealized losses during the nine months ended September 30, 2008, which, in total, reduced the cost basis by $606.1 million and increased CMBS yields from 8.7% at December 31, 2007 to 22.6% at September 30, 2008.

The level of investment related income is directly related to the balance of the interest-bearing assets and investments in unconsolidated subsidiaries outstanding during the period and the weighted average yields on such investments. The cost basis of interest-bearing and investments in unconsolidated joint ventures and weighted average yields (based on case basis) at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008			December 31, 2007
	Fair Value	Cost	Yield (1)	Fair Value	Cost	Yield
CMBS pledged as CDO collateral	$303,904	$315,685	21.9%	$562,056	$788,047	8.6%
CMBS not pledged or pledged as collateral under repurchase agreements	71,136	77,377	26.1%	155,384	209,840	9.0%
Real estate loans, held for investment	232,578	274,734	5.3%	274,734	274,735	7.9%
Real estate loans, held for sale	85,167	119,127	7.4%	221,599	235,465	7.1%
Investments in unconsolidated joint ventures	2,832	2,832	N/A	40,764	40,764	13.8%

Total	$695,617	$789,755	14.3%	$1,254,537	$1,548,851	8.4%

(1)	After effect of recording unrealized losses and other than temporary impairment charges on CMBS as further discussed below.

During the nine months ended September 30, 2008, we made no CMBS investments.

At September 30, 2008, we held investments in CMBS issued by 26 separate CMBS trusts and one Re-Remic issuance with an aggregate estimated fair value of $375.0 million. The amortized cost basis of our investments in CMBS was $393.1 million with a weighted average yield of 22.6%. At September 30, 2008, the weighted average expected life of our CMBS investments was 8.6 years. The weighted average yield on our CMBS assets increased significantly as of September 30, 2008 compared to December 31, 2007 primarily as a result of recording other than temporary impairment charges in the first and third quarters of 2008 and reducing the cost basis to estimated fair value on all of our CMBS assets as of March 31, 2008.

During the nine months ended September 30, 2008, we made no investments in real estate loans. During this period we also received repayments of $8.5 million related to outstanding principal balances on certain real estate loan investments and sold real estate loans with an aggregate cost basis of $111.3 million.

At September 30, 2008, we had four loans classified as held for sale for purposes of providing potential additional liquidity with an amortized cost basis of $119.1 million, a carrying value based on the estimated fair value of $85.2 million and a weighted average interest rate of 7.4%. One of the loans with an amortized cost basis of $60.2 million and a carrying value of $34.9 million bears interest at a fixed rate of 8.6% while three of the loans have an amortized cost of $58.9 million and a carrying value of $50.3 million bear interest at floating rates with a weighted average interest rate of LIBOR plus 261 basis points. At September 30, 2008, we had nine loans financed by our CDOs classified as held for investment with an amortized cost basis of $274.7 million, a carrying value of $232.6 million and all of which bear interest at floating rates with a weighted average interest rate of LIBOR plus 2.8%.

At September 30, 2008, total liabilities were $521.3 million, a decrease of $844.1 million, or 61.8%, from December 31, 2007. The decrease in total liabilities was driven by the adoption of SFAS No. 159 where we elected to mark to market our CDO notes payable, which reduced the carrying amount of such notes payable by $646.4 million from $974.6 million at December 31, 2007 to $328.2 million at September 30, 2008. We also reduced the borrowings on repurchase agreements by $173.8 million due to repayments of borrowings in connection with sales of assets and margin calls from lenders, and had lower dividends payable of $20.6 million compared to December 31, 2007 levels. At September 30, 2008, the Company had interest-bearing liabilities with a fair value of $507.1 million, a cost basis of approximately $1.2 billion with a weighted average borrowing rate of 4.5% based on cost basis.

At September 30, 2008, we were party to two repurchase agreements with two counterparties where borrowing capacity is limited to assets pledged as collateral for such agreements based on the underlying characteristics of such assets. Based on pledged assets, we had no additional borrowing capacity at September 30, 2008. At September 30, 2008, we had $88.1 million outstanding under these agreements with a weighted average borrowing rate of 5.2%.

At September 30, 2008, we had CDO notes payable outstanding from two separate issuances. Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet with CDO notes payable a fair value of $328.2 million and a cost basis of $974.6 million, representing the amortized sales price of the securities sold to third parties. However, we expect that these liabilities will be settled at face value in accordance with their terms. The weighted average interest rate of the bonds, including the amortization of debt issuance costs was 4.2% at September 30, 2008. Of the $974.6 million of face amount of bonds outstanding, $780.5 million were floating rate with a weighted average interest rate of LIBOR plus 59 basis points while $194.0 million were fixed rate with a weighted average interest rate of 6.0%.

On April 9, 2007, we issued $61.9 million of junior subordinated debentures to a subsidiary to fund existing and future investment activities and other working capital needs. We also invested $1.9 million in the common equity of such subsidiary. On April 9, 2007, we issued $60.0 million of trust preferred securities through a subsidiary, JERIT TS Statutory Trust I. The trust preferred securities and the junior subordinated debentures have a 30-year term ending April 2037, are redeemable at par on or after April 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years through April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. Net cash proceeds from this financing transaction were $59.1 million. We incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the junior subordinated debentures. Unamortized debt issuance costs of $1.0 million are included as a component of deferred financing fees on the consolidated balance sheet at September 30, 2008.

At September 30, 2008, we were party to seven interest rate swaps with a total current notional amount of $602.3 million. These interest rate swaps effectively convert floating rate debt to fixed rate debt. Under these swaps, we receive a rate equal to LIBOR and pay a weighted average rate of 5.1%. The net fair value of the interest rate swaps at September 30, 2008 was a liability of $28.9 million and is included as a component of interest rate swap agreements, at fair value on the consolidated balance sheets.

At September 30, 2008, total stockholders’ equity was $222.3 million, an increase of $211.5 million from December 31, 2007. The increase in stockholders’ equity was primarily due to the adoption of SFAS No. 159 which increased stockholders’ equity by $246.1 million as of January 1, 2008.

At September, 2008, 25,901,035 shares of common stock were issued and outstanding, including 163,584 shares of unvested restricted stock.

Results of Operations

Comparison of the three months ended September 30, 2008 and 2007 (in millions)

Net loss was $34.9 million, or $1.35 per diluted share, during the three months ended September 30, 2008 compared to net income of $10.5 million, or $0.41 per diluted share, for the three months ended September 30, 2007.

Revenues

The following table sets forth information regarding the total amount and composition of our revenues, which are primarily interest income earned from our investments and cash positions and lease income on our net leased real estate assets (in thousands):

	For the three months ended September 30,		Increase (decrease)
	2008	2007
REVENUES
Interest income from CMBS	$21,767	$20,962	$805
Interest income from real estate loans	6,187	11,302	(5,115)
Interest income from cash and cash equivalents	187	1,146	(959)
Lease income from real estate assets	—	2,746	(2,746)
Equity in earnings of unconsolidated joint ventures	(429)	—	(429)
Fee income	151	—	151

Total Revenues	$27,863	$36,156	$(8,293)

The decrease in revenues during the three months ended September 30, 2008 compared to the three months ended September 30, 2007 is primarily due to lower interest income on real estate loans due to lower LIBOR levels, on average, on floating rate real estate loans and sales/ repayments of real estate loans in 2007 and 2008, lower interest income on cash due to reduced cash balances, on average, and lower levels of lease income from real estate assets due to the sale of our investment in real estate assets offset, in part, by increased levels of non-cash CMBS income. For the three months ended September 30, 2008, $23.1 million was earned on fixed rate investments, while the remaining $4.7 million was earned on floating rate investments, compared to $26.4 million and $9.4 million for the same period in 2007, respectively. We classify income from floating rate investments as that which is tied to a published index, e.g. LIBOR. At September 30, 2008, our floating rate investments included a cost basis of $333.7 million in real estate loans, $32.6 million in cash and cash equivalents and $2.0 million in restricted cash primarily related to the remaining CDO II loan replenishment pool.

Expenses

The following table sets forth information regarding the amount and composition of our expenses (in thousands):

	For the Three Months Ended September 30,		Increase (decrease)
	2008	2007
Interest expense	$12,437	$20,665	$(8,228)
Management fees, affiliate	1,844	1,845	(1)
Incentive fees, affiliate	—	438	(438)
Depreciation on real estate assets	—	412	(412)
General and administrative	1,610	1,459	151

Total Expenses	$15,891	$24,819	$(8,928)

Interest Expense. Interest expense was $12.4 million and $20.7 million for the three months ended September 30, 2008 and 2007, respectively. The following table sets forth information regarding the total composition amount of interest expense, which is primarily interest expense related to our CDO notes payable and repurchase agreements (in thousands):

	For the Three Months Ended September 30,		Increase (decrease)
	2008	2007
CDO II notes payable	$5,455	$10,266	$(4,811)
CDO I notes payable	3,636	4,512	(876)
Interest rate swaps	—	(542)	542
Repurchase agreements	1,174	4,759	(3,585)
Junior subordinated debentures	1,086	1,063	23
Amortization of deferred financing fees	1,086	1,486	600
Amortization of swap termination loss (gain)	—	121	(121)

Total interest expense	$12,437	$20,665	$(8,228)

Due to the adoption of SFAS No. 159, effective January 1, 2008, interest expense related to our CDO I and II related interest rate swaps of $4.0 million is recorded in other gains (losses) for the three months ended September 30, 2008. During the three months ended September 30, 2007, interest expense includes $(0.5) million of interest expense related to our CDO I and CDO II related interest rate swaps. After adjusting for this, the decrease in interest expense of $8.8 million is primarily related to lower LIBOR rates, on average, in 2008 compared to 2007 as well as lower average balances outstanding on repurchase agreements in the three months ended September 30, 2008 compared to the same period in 2007, offset, in part, by higher amortization of deferred financing fees primarily related to quarterly availability fee payments on our repurchase agreements.

Management and Incentive Fees. Base management fees are calculated as a percentage of stockholders’ equity adjusted to exclude the effect of any unrealized gains and losses or other items that do not affect realized net income. Our manager is also entitled to receive quarterly incentive fees equal to 25% of our Funds From Operations (as defined in the management agreement), or FFO, in excess of minimum FFO targets (as defined in the management agreement). The following table summarizes our management fees for the three months ended September 30, 2008 and 2007 (in thousands):

	For the Three Months Ended September 30,		Increase (decrease)
	2008	2007
Base management fees	$1,844	$1,845	$(1)
Incentive fees	—	438	(438)

Total management fees	$1,844	$2,283	$(439)

The decrease in management fees is primarily due to decreases in incentive fees for the three months ended September 30, 2008 compared to 2007 due to FFO exceeding the minimum thresholds defined in the management agreement during 2007 whereas the minimum FFO thresholds were not achieved in 2008.

Depreciation on Real Estate Assets. During the three months ending September 30, 2008, we did not record any depreciation expense as we sold 50% of our interest in the net leased real estate assets in October 2007 and sold the remaining 50% interest in the real estate joint venture in April 2008. During the three months ended September 30, 2007, we owned 100% of the net leased real estate assets and depreciation expense was approximately $0.4 million.

General and Administrative Expense. The increase in general and administrative expenses of $0.2 million for the three months ended September 30, 2008 versus the same period in 2007 was due primarily to the impact of seller credits on due diligence costs which reduced expenses during the three months ended September 30, 2007. Included in general and administrative expenses are affiliate expenses related to overhead and out-of-pocket expense reimbursements to our manager aggregating $0.1 million in each of the three months ended September 30, 2008 and 2007, pursuant to our management agreement.

Other Gains (Losses). The following table sets forth information regarding the amount and composition of our other gains (losses) during the three months ended September 30, 2008 and 2007 (in thousands):

Composition of Other Gains (Losses)

	For the Three Months Ended September 30,
	2008	2007
Changes in Fair Value
CDO related financial assets and liabilities
CMBS	$(87,054)	$—
Real estate loans	(21,082)	—
Notes payable	103,697	—
Interest rate swaps	(4,378)	—

Unrealized gain (loss) on CDO related financial assets and liabilities	(8,817)	—

Non-CDO related financial assets and liabilities
Loss on CMBS impairment	(29,800)	(812)
Real estate loans held for sale	8,781	—
Interest rate swaps	2,685	—

Unrealized gain (loss) on non-CDO related financial assets and liabilities	(18,334)	(812)

Total changes in fair value	(27,151)	(812)

Realized Losses
Loss on real estate loan held for sale	(11,060)	—
Loss on termination of non-CDO interest rate swaps	(4,035)	—

Total realized losses	(15,095)	—

Cash payments on interest rate swaps	(3,866)	—

Recognition of amounts in other comprehensive income (loss) (“AOCI”) as of December 31, 2007
Loss on CMBS impairment	—	—
Unrealized gain (loss) on non-CDO interest rate swaps	—	—
Amortization of swap termination costs	(128)	—
Amortization of unrealized loss on CDO related interest rate swaps	(582)	—

Total recognition of amounts in AOCI as of December 31, 2007	(710)	—

Total other gains (losses)	$(46,822)	$(812)

Unrealized Loss on CDO Financial Assets and Liabilities, net. For the three months ended September 30, 2008, we recorded an $8.8 million unrealized loss, net, related to our fair value election for CDO related financial assets and liabilities pursuant to SFAS No. 159 effective January 1, 2008. Fair value of CMBS has declined due primarily to increased credit spreads and the fair value of real estate loans declined due primarily to increased credit spreads on floating rate real estate loans. The fair value of CDO notes payable declined due primarily to increased credit spreads on structured finance instruments while the fair value of the liability on our interest rate swaps increased due primarily to lower 10-year swap rates.

Loss on Impairment of CMBS. Our valuation and income recognition processes involves estimating loss adjusted cash flows over the expected term of the securities and determining an effective yield to maturity based on those cash flow estimates. For CMBS, if there is an adverse change in the net present value of projected cash flows from those estimated in the previous period, and the fair value of the security is below its amortized cost basis, we will reduce the amortized cost basis to fair value, pursuant to EITF 99-20. For assets in which we did not elect the FVO, this would result in an other than temporary impairment charge in the consolidated statement of operations. During the three months ended September 30, 2008 and 2007, we recorded other than temporary non-cash impairment charges related to CMBS investments of $29.8 million and $0.8 million, respectively. The other than temporary impairment charges are related to declines in the projected net present value of future cash flows on certain CMBS investments pursuant to EITF 99-20.

Unrealized Gain on Loans Held for Sale. As of September 30, 2008, four of our real estate loans with a cost basis of $119.1 million are classified as available for sale in order to provide additional potential sources of liquidity to us. Pursuant to SFAS No. 65, we carry such real estate loans on our consolidated balance sheet at the lower of cost or fair value, and as a result, during the three months ended September 30, 2008, we recorded unrealized gains of $8.8 million due primarily to the reversal of $11.6 million of unrealized losses at June 30, 2008 on a loan that was sold in July 2008. After adjusting for the impact on the sold loan, unrealized losses increased $2.8 million due primarily to increased credit spreads.

Unrealized Gain on Non-CDO Interest Rate Swaps. A gain of $2.7 million was recorded during the three months ended September 30, 2008 primarily due to the reversal of $3.4 million of unrealized losses at June 30, 2008 on an interest rate swap that was partially terminated in July 2008. After adjusting for the impact of the partially terminated interest rate swap, unrealized losses increased by $0.7 million due to lower ten-year swap rates at September 30, 2008 compared to June 30, 2008. Hedge accounting was discontinued in 2008 on these interest rate swaps which were originally designated to hedge existing floating rate indebtedness related to our repurchase agreements and anticipated future long-term floating rate indebtedness. No unrealized gains (losses) on interest rate swaps were recorded during the three months ended September 30, 2007.

Loss on Real Estate Loan Held for Sale. During the three months ended September 30, 2008, we sold a whole mortgage loan classified as held for sale with a face amount of $65.0 million and an unamortized cost basis of $65.9 million for $54.8 million. We recorded a $11.1 million realized loss in connection with the sale of this loan.

Loss on Termination of Non-CDO Interest Rate Swaps. In connection with the sale of a real estate loan and the repayment of related repurchase agreement borrowings, we partially terminated an interest rate swap with an initial notional balance of $100.0 million and current notional balance of $40.0 million by paying $4.0 million in swap termination costs

Loss on Interest Rate Swaps. For the three months ended September 30, 2008, we recorded $4.6 million of losses on interest rate swaps primarily related to $3.9 million of periodic cash settlement costs on interest rate swaps, $0.1 million of amortization of swap termination costs and $0.6 million of amortization of the unrealized loss on CDO related interest rate swaps included in other comprehensive income at December 31, 2007.

Comparison of the nine months ended September 30, 2008 and 2007 (in millions)

Net loss was $72.7 million, or $2.83 per diluted share, during the nine months ended September 30, 2008 compared to net income of $30.4 million, or $1.18 per diluted share, for the nine months ended September 30, 2007.

Revenues

The following table sets forth information regarding the total amount and composition of our revenues, which are primarily interest income earned from our investments and cash positions and lease income on our net leased real estate assets (in thousands):

	For the nine months ended September 30,		Increase (decrease)
	2008	2007
REVENUES
Interest income from CMBS	$67,939	$59,316	$8,623
Interest income from real estate loans	22,520	30,681	(8,161)
Interest income from cash and cash equivalents	803	4,696	(3,893)
Lease income from real estate assets	—	5,522	(5,522)
Equity in earnings of unconsolidated joint ventures, net	538	—	538
Fee income	403	—	403

Total Revenues	$92,203	$100,215	$(8,012)

The decrease in revenues during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is primarily due to lower interest income on real estate loans due to lower LIBOR levels, on average, on floating rate real estate loans and sales/ repayments of real estate loans in 2007 and 2008, lower interest income on cash due to reduced cash balances, on average, and lower levels of lease income from real estate assets due to the sale of our investment in real estate assets offset, in part, by increased balances of interest-bearing assets due to acquisitions of CMBS and real estate loans, and increased levels of non-cash CMBS income. During the nine months ended September 30, 2008, investments in unconsolidated joint ventures generated $1.1 million in income from our investments in the Charter Schools joint venture and $(0.6) million in net losses from our investment in the US Debt Fund. For the nine months ended September 30, 2008, $76.2 million was earned on fixed rate investments, while the remaining $16.0 million was earned on floating rate investments, compared to $71.6 million and $28.6 million for the same period in 2007, respectively. We classify income from floating rate investments as that which is tied to a published index, e.g. LIBOR. At September 30, 2008, our floating rate investments included a cost basis of $333.7 million in real estate loans, $32.6 million in cash and cash equivalents and $2.0 million in restricted cash primarily related to the remaining CDO II loan replenishment pool.

Expenses

The following table sets forth information regarding the amount and composition of our expenses (in thousands):

	For the Nine Months Ended September 30,		Increase (decrease)
	2008	2007
Interest expense	$41,633	$56,058	$(14,425)
Management fees, affiliate	5,545	5,551	(6)
Incentive fees, affiliate	—	826	(826)
Depreciation on real estate assets	—	824	(824)
General and administrative	5,528	5,712	(184)

Total Expenses	$52,706	$68,971	$(16,265)

Interest Expense. Interest expense was $41.6 million and $56.1 million for the nine months ended September 30, 2008 and 2007, respectively. The following table sets forth information regarding the total composition amount of interest expense, which is primarily interest expense related to our CDO notes payable and repurchase agreements (in thousands):

	For the Nine Months Ended September 30,		Increase (decrease)
	2008	2007
CDO II notes payable	$18,295	$13,396	$4,899
CDO I notes payable	11,262	30,331	(19,069)
Interest rate swaps	—	(1,271)	1,271
Repurchase agreements	5,962	9,809	(3,847)
Junior subordinated debentures	3,258	2,064	1,194
Amortization of deferred financing fees	2,856	1,392	1,464
Amortization of swap termination loss (gain)	—	337	(337)

Total interest expense	$41,633	$56,058	$(14,425)

Due to the adoption of SFAS No. 159, effective January 1, 2008, interest expense related to our CDO I and II interest rate swaps of $11.0 million is recorded in other gains (losses) for the nine months ended September 30, 2008. During the nine months ended September 30, 2007, interest expense includes $(1.3) million of interest expense related to our CDO I and CDO II related interest rate swaps. After adjusting for this, the decrease in interest expense of $15.7 million is primarily related to lower LIBOR rates in 2008 compared to 2007 and lower average balances outstanding on repurchase agreements in the nine months ended September 30, 2008 compared to the same period in 2007 offset, in part, by our April 2007 issuance of trust preferred securities, and increased amortization of deferred financing fees due primarily to increased facility expenses on our repurchase agreements.

Management and Incentive Fees. Base management fees are calculated as a percentage of stockholders’ equity adjusted to exclude the effect of any unrealized gains and losses or other items that do not affect realized net income. Our manager is also entitled to receive quarterly incentive fees equal to 25% of our Funds From Operations (as defined in the management agreement), or FFO, in excess of minimum FFO targets (as defined in the management agreement). The following table summarizes our management fees for the nine months ended September 30, 2008 and 2007 (in thousands):

	For the Nine Months Ended September 30,		Increase (decrease)
	2008	2007
Base management fees	$5,545	$5,551	$(6)
Incentive fees	—	826	(826)

Total management fees	$5,545	$6,377	$(832)

The decrease in management fees is primarily due to decreases in incentive fees for the nine months ended September 30, 2008 compared to 2007 due to FFO exceeding the minimum thresholds defined in the management agreement during 2007 whereas the minimum FFO thresholds were not achieved in 2008.

Depreciation on Real Estate Assets. During the nine months ending September 30, 2008, we did not record any depreciation expense as we sold 50% of our interest in the net leased real estate assets in October 2007 and sold the remaining 50% interest in the real estate joint venture in April 2008. During the nine months ended September 30, 2007, we owned 100% of the net leased real estate assets and depreciation expense was approximately $0.8 million and included in the consolidated statements of operations.

General and Administrative Expense. The decrease in general and administrative expenses of $0.2 million for the nine months ended September 30, 2008 versus the same period in 2007 was due primarily to lower due diligence costs as a result of lower acquisition volume, offset in part, by higher legal and professional services expenses. Included in general and administrative expenses are affiliate expenses related to overhead and out-of-pocket expense reimbursements to our manager aggregating $0.4 million in each of the nine months ended September 30, 2008 and 2007, pursuant to our management agreement.

Other Gains (Losses). The following table sets forth information regarding the amount and composition of our other gains (losses) during the nine months ended September 30, 2008 and 2007 (in thousands):

Composition of Other Gains (Losses)

	For the Nine Months Ended September 30,
	2008	2007
Changes in Fair Value
CDO related financial assets and liabilities
CMBS	$(262,243)	$—
Real estate loans	(32,846)	—
Notes payable	377,970	—
Interest rate swaps	(2,139)	—

Unrealized gain (loss) on CDO related financial assets and liabilities	80,742	—

Non-CDO related financial assets and liabilities
Loss on CMBS impairment	(75,229)	(812)
Real estate loans held for sale	(20,094)	—
Interest rate swaps	6,088	—

Unrealized gain (loss) on non-CDO related financial assets and liabilities	(89,235)	(812)

Total changes in fair value	(8,493)	(812)

Realized Losses
Loss on real estate loan held for sale	(20,310)	—
Loss on termination of non-CDO interest rate swaps	(5,405)	—

Total realized losses	(25,715)	—

Cash payments on interest rate swaps	(10,634)	—

Recognition of amounts in other comprehensive income (loss) ("AOCI") as of December 31, 2007
Loss on CMBS impairment	(54,457)	—
Unrealized gain (loss) on non-CDO interest rate swaps	(10,796)	—
Amortization of swap termination costs	(377)	—
Amortization of unrealized loss on CDO related interest rate swaps	(1,725)	—

Total recognition of amounts in AOCI as of December 31, 2007	(67,355)	—

Total other gains (losses)	$(112,197)	$(812)

Unrealized Gain on CDO Financial Assets and Liabilities: For the nine months ended September 30, 2008, we recorded a $80.7 million unrealized gain, net, related to our fair value election for CDO related financial assets and liabilities pursuant to SFAS No. 159 effective January 1, 2008. Fair value of CMBS declined primarily due to the impact of higher credit spreads on CMBS investments. The fair value of real estate loans declined primarily due to increased credit spreads on floating rate real estate loans. The fair value of CDO notes payable declined due to higher credit spreads on structured finance instruments.

Loss on Impairment of CMBS. Our valuation and income recognition processes involves estimating loss adjusted cash flows over the expected term of the securities and determining an effective yield to maturity based on those cash flow estimates. For CMBS, if there is an adverse change in the net present value of projected cash flows from those estimated in the previous period, and the fair value of the security is below its amortized cost basis, we will reduce the amortized cost basis to fair value, pursuant to EITF 99-20. For assets in which we did not elect the FVO, this would result in an other than temporary impairment charge on the consolidated statement of operations. During the nine months ended September 30, 2008 and 2007, we recorded other than temporary non-cash impairment charges related to its CMBS investments of $129.7 million and $0.8 million, respectively. The 2008 and 2007 other than temporary impairment charges includes $32.2 million and $0.8 million, respectively, related to declines in the projected net present value of future cash flows on certain CMBS investments pursuant to EITF 99-20. The remaining non-cash CMBS impairment charge of $97.5 million during the nine months ended September 30, 2008 relates to other than temporary declines in fair value due to widening credit spreads for CMBS investments which began in the first half of 2007, accelerated throughout the second half of 2007 and continued through the first quarter of 2008, resulting in both increased severity of the level of unrealized losses as well as increased duration of such unrealized losses. For the nine months ended September 30, 2007, we recorded no non-cash impairment charges on our CMBS investments.

Unrealized Loss on Real Estate Loans Held for Sale. As of September 30, 2008, four of our real estate loans with a cost basis of $119.1 million are classified as available for sale in order to provide additional potential sources of liquidity to us. Pursuant to SFAS No. 65, we carry such real estate loans on our consolidated balance sheet at the lower of cost or fair value, and as a result, during the nine months ended September 30, 2008, we recorded charges related to increases in unrealized losses on the six loans owned since December 31, 2007 aggregating $20.1 million, primarily due to the widening of credit spreads.

Loss on Real Estate Loan Held for Sale. During the nine months ended September 30, 2008, we sold two whole mortgage loans classified as held for sale. We recorded $20.3 million of realized losses in connection with the sales of these loans.

Loss on Interest Rate Swaps. For the nine months ended September 30, 2008, we recorded $12.7 million of losses on interest rate swaps primarily related to $10.6 million of cash carrying costs on interest rate swaps, $0.4 million of amortization of swap termination costs and $1.7 million of amortization of on CDO related interest rate swaps in other comprehensive income at December 31, 2007.

Loss on Termination of Non-CDO Interest Rate Swaps. In connection with the sale of a real estate loan and the repayment related repurchase agreement borrowings, we paid $5.4 million in swap termination costs on an interest rate swaps with an aggregate initial notional balance of $145.0 million.

Unrealized Loss on Non-CDO Interest Rate Swaps. During the first quarter of 2008, we determined that four interest rate swaps, aggregating $211.0 million in notional balance, intended to hedge anticipated future and current floating rate financings were no longer effective as such future long-term financings are not considered probable due to continued market disruptions. As a result, we recorded a charge of $(4.7) million consisting of the write-off of unrealized losses of $10.8 million previously classified as part of accumulated other comprehensive income (loss) as of December 31, 2007 offset, in part, by changes in the fair value of such swaps of $6.1 million during the nine months ended September 30, 2008. This has been reflected in unrealized gain (loss) on non-CDO related interest rate swaps in the consolidated statement of operations. As of September 30, 2008 the combined fair value of the three interest rate swaps was $(5.1) million compared to $11.1 million at December 31, 2007.

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and investments, pay dividends and other general business needs. Our principal sources of working capital and funds primarily include: 1) cash flow from operations; 2) borrowings under our repurchase and credit facilities; 3) our CDO offerings; 4) other forms of financing or additional securitizations including CMBS or subsequent CDO offerings; 5) proceeds from common or preferred equity offerings and, 6) the proceeds from principal payments on or sales of our investments.

At September 30, 2008, our liquidity position consisted of unrestricted cash balances of $32.6 million and restricted cash of $2.0 million. The general market availability of short-term repurchase agreement financing for CMBS and real estate loan positions has declined during the second half of 2007 and continued into 2008. This combined with the decline in estimated fair value of CMBS and real estate loan investments due primarily to spread widening has resulted in significant margin calls on our repurchase agreements during the second half of 2007 and 2008.

During the three and nine months ended September 30, 2008, we funded margin calls aggregating $22.7 million and $106.7 million, respectively. Such margin calls consisted of $20.4 million related to declines in estimated fair values of collateral and $2.3 million related to lower advance rates on collateral during the three months ended September 30, 2008 and $83.6 million related to declines in estimated fair values of collateral and $23.1 million related to lower advance rates on collateral during the nine months ended September 30, 2008. Subsequent to September 30, 2008 through November 7, 2008, we funded additional margin calls of $13.7 million consisting primarily of $11.3 million related to changes in the estimated market value of collateral and $2.4 million related to lower advance rates on collateral. As of November 7, 2008, unrestricted cash decreased to $20.0 million and net borrowings on our repurchase agreements decreased to $58.3 million, primarily due to the impact of margin calls discussed above and repayments of $15.2 million on repurchase agreement borrowings related to the sale of a real estate loan investment.

As reflected in our consolidated statements of cash flows for the nine months ended September 30, 2008, net cash provided by operating activities was $29.6 million.

We continue to seek means to create additional liquidity in this turbulent market environment including classifying four of our real estate loan investments as held for sale in order to provide additional potential sources of liquidity for general corporate purposes including debt repayment, among other uses, as well as extending and/or replacing certain of its repurchase agreement facilities and evaluating other potential financing and capital raise options, including paying a portion of our fourth quarter 2008 dividend in stock. We cannot provide any assurances that these plans individually or collectively will be accomplished.

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

Borrowings. As of November 7, 2008, September 30, 2008 and December 31, 2007, repurchase agreement borrowings consisted of the following (net of amounts held as collateral in restricted cash for these borrowings):

	Scheduled Maturity Date	Amount
		November 7, 2008	September 30, 2008	December 31, 2007
Secured by CMBS
Liquid Funding/ Bear Stearns	September 2008	$—	$—	$77,350
JP Morgan Chase	September 2009	21,130	29,498	18,759
Secured by real estate loans
Goldman Sachs	October 2009	37,198	57,748	165,755

		$58,328	$87,246	$261,864

Each of the repurchase agreement facilities is subject to margin calls based upon fair market value determinations of the underlying collateral. During the three and nine months ended September 30, 2008, such margin calls totaled $22.7 million and $106.7 million, respectively, with $20.9 million and $66.6 million related to the JPMorgan and Liquid Funding/ Bear Stearns facilities and $1.8 million and $40.1 million related to the Goldman Sachs facility. The Goldman Sachs and JPMorgan facilities each have covenants related to (i) minimum tangible net worth, (ii) maximum leverage and (iii) minimum liquidity.

In August 2007 and as subsequently amended in September 2007, March 2008 and September 2008, we and a wholly owned subsidiary, respectively, entered into a repurchase agreement with a subsidiary of JPMorgan Chase & Co. (the “JPMorgan Facility”). This repurchase agreement provides financing secured by rated and unrated CMBS. The September 2008 amendment consolidated our Bear Stearns and JPMorgan Facilities and extended the scheduled maturity of the consolidated facility to September 2009. This repurchase agreement is fully recourse to us. As of September 30, 2008, $30.3 million was outstanding under the facility at a weighted average borrowing rate of 4.7% and CMBS investments with an estimated fair value of $61.6 million were pledged as collateral. As part of the new agreement, the Company is required to pay JPMorgan approximately $7.4 million due to lower advance rates being applied to the collateral. As of November 7, 2008, approximately $2.0 million of such amounts remains to be paid and is to be paid prior to November 30, 2008.

In March 2007, we and a wholly-owned subsidiary, respectively, entered into a repurchase agreement with Liquid Funding, an affiliate of Bear Stearns & Co. Inc., now a subsidiary of JPMorgan Chase & Co., which was subsequently amended in June 2007 and in March 2008, the Liquid Funding Facility was replaced by a new repurchase agreement with Bear Stearns (the “Bear Stearns Facility”) that provided available borrowing capacity of $25.0 million and matured in September 2008.

In September 2006, we and one of our wholly-owned subsidiaries, respectively, entered into a repurchase agreement with Goldman Sachs Mortgage Company (“Goldman Sachs Facility”), which was subsequently amended in September 2007 and March 2008. The repurchase agreement is secured by various types of real estate loans and is scheduled to terminate on October 1, 2009. As part of the March 2008 amendment, we are required to pay a quarterly availability fee and the facility is fully recourse to us. During the nine months ended September 30, 2008, we paid down the facility by $108.0 million of which $40.1 million was due to margin calls and $67.9 million was due to sales of assets pledged as collateral. At September 30, 2008, there was $57.7 million outstanding under this repurchase agreement at a weighted average borrowing rate of 5.5% and real estate loans with a cost basis of $120.1 million and a carrying value of $85.2 million were pledged as collateral under this repurchase agreement.

Collateralized Debt Obligations. On October 17, 2006, we issued our second CDO, or CDO II, through two of our wholly-owned subsidiaries, JER CRE CDO 2006-2, Limited and JER CRE CDO 2006-2, LLC, collectively known as CDO II. CDO II is secured by $1.2 billion par value of collateral interests consisting of CMBS, mezzanine loan interests, first mortgage loan interests, Re-REMIC securities, and real estate CDO securities. CDO II issued privately placed notes totaling $768.4 million initially rated AAA through BBB- (“CDO II Investment Grade Notes”). The Company purchased a portion of the CDO II Investment Grade Notes and retained all of the non-investment grade notes and preferred shares. $708.3 million of CDO II Investment Grade Notes were issued to third parties consisting of $47.0 million of fixed rate notes with a weighted average interest rate of 5.8% and $661.3 million of floating rate notes with a weighted average interest rate of LIBOR plus 62 basis points, excluding amortization of fees and expenses. The CDO II Investment Grade Notes have a remaining expected average maturity of 7.6 years at September 30, 2008. CDO II has a replenishment collateral pool of up to $275.0 million that will allow replenishment of proceeds of real estate loans that are paid off within five years from the closing of the transaction, subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture. We incurred $10.5 million of debt issuance costs, which were deferred and amortized on an effective yield basis over the life of CDO II through December 31, 2007. Pursuant to the adoption of SFAS No. 159, such deferred debt issuance costs were written off and are part of the cumulative transition adjustment related to adopting SFAS No. 159. Unamortized debt issuance costs of $0 and $9.5 million are included as a component of deferred financing fees on the consolidated balance sheet at September 30, 2008 and December 31, 2007, respectively. During the three and nine months ended September 30, 2008, we contributed no CMBS or real estate loan interests as collateral to CDO II and received no mezzanine loan repayments on CDO II collateral. At September 30, 2008, the available replenishment pool balance was $1.0 million, which is reflected as restricted cash on our consolidated balance sheets.

On January 16, 2008, Fitch Ratings announced that it had revised its surveillance review methodology for U.S. CMBS B-piece resecuritizations and placed 188 tranches from 18 transactions on Rating Watch Negative, including 14 tranches within CDO II that were previously rated by Fitch Ratings. In April 2008, Fitch Ratings announced a downgrade to the rating of these bonds.

In November 2005, we issued our first CDO, or CDO I, through two of our wholly-owned subsidiaries, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC. CDO I is secured by a static pool of $418.7 million par value of fixed rate subordinate CMBS. CDO I issued privately placed notes totaling $275.6 million initially rated AAA through BBB- (“CDO I Investment Grade Notes”). We retained a portion of the BBB- rated notes, all of the non-investment grade notes and all of the preferred shares. Two of the CDO I Investment Grade Notes, totaling $119.2 million, were issued with floating rate coupons with a weighted average interest rate of LIBOR plus 39 basis points, excluding amortization of fees and expenses. The remaining CDO I Investment Grade Notes totaling $147.0 million, net of the portion retained by the Company, were issued with fixed rate coupons with a weighted average interest rate of 6.0%, excluding amortization of fees and expenses. The Investment Grade Notes have a remaining expected average maturity of 6.9 years at September 30, 2008. The Company incurred $4.3 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of CDO I through December 31, 2007. Pursuant to the adoption of SFAS No. 159, such deferred debt issuance costs were written off and are part of the cumulative transition adjustment related to adopting SFAS No. 159. Unamortized debt issuance costs of $0 and $3.5 million were included in deferred financing fees on our consolidated balance sheets at September 30, 2008 and December 31, 2007, respectively.

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

Through November 7, 2008, several ratings agencies have downgraded 31 individual CMBS bond classes across 9 CMBS deals that represent collateral for the CDO I and CDO II notes payable. Of these bonds, $98.0 million and $73.7 million of face amount was financed by CDO I and CDO II, respectively. With respect to CDO I collateral, such downgrades generally do not affect the over-collateralization test. With respect to CDO II, for purposes of the over-collateralization test, the majority of the face amount of these bonds, which are considered impaired collateral interests pursuant to the CDO II indenture, is excluded from the numerator in such test.

Collateral interests, including CMBS bonds, which have a realized loss are also considered impaired collateral interests pursuant to the CDO II indenture and, as a result, the majority of the face amount of such collateral interests is excluded from the numerator of the overcollateralization test. For CDO II, failure of the over-collateralization tests occurs generally when the test results falls below ranges between 100% and 140%, depending on the class of the notes payable. As of September 30, 2008, CDO II continues to pass all coverage tests and results of the over-collateralization test ranged between 145% and 231%. As of September 30, 2008, reflecting the impact of any rating agency downgrades and other increases to impaired collateral interests levels through November 7, 2008, CDO II could withstand approximately another $270 million of additional reductions to the numerator for the over-collateralization tests, as defined in the CDO II indenture, before failing certain of the over-collateralization tests.

In the event the CDOs fail to satisfy the coverage tests, we may be required to post additional or replacement collateral to prevent expedited amortization of the more senior notes payable issued by the CDOs. Upon a failure of the coverage test, all available cash flow below the respective class of notes payable will be redirected to pay down the most senior class of notes payable, which would reduce the amount of cash distributed to us. As of September 30, 2008, none of the triggers were met that would cause accelerated amortization to the investment grade notes payable of the respective CDOs. In the event that the level of impaired collateral interests, as defined in the applicable indenture, increases, the collateral administrator may prevent the CDO from failing the over-collateralization test by replacing certain collateral interests with collateral meeting the requirements set forth in the CDO indenture and acceptable to the ratings agencies, among other requirements. However, there can be no assurance that acceptable replacement collateral could be identified and replaced in the applicable CDO trust.

Junior Subordinated Debentures. On April 9, 2007, we issued $60.0 million of trust preferred securities through our unconsolidated subsidiary, JERIT TS Statutory Trust I (the “Trust”), in a private transaction exempt from registration under the Securities Act of 1933, as amended. Concurrently, we issued $61.9 million in junior subordinated debentures to the Trust and made a $1.9 million common equity investment in the Trust. The trust preferred securities have a 30-year term ending April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. The assets of the Trust consist solely of the $61.9 million of junior subordinated notes concurrently issued by us, with terms that mirror the trust preferred securities. We incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the junior subordinated debentures. Unamortized debt issuance costs of $1.0 million are included as a component of deferred financing fees on the consolidated balance sheet at September 30, 2008 and December 31, 2007, respectively.

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

General. If we default in the payment of interest or principal on any debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt, requiring us to immediately repay all outstanding principal. If we are unable to make such payments, our lender could force us to sell our securities or foreclose on our assets pledged as collateral to such lender. The lender could also force us into bankruptcy or bring other legal action against us. Any of these events would likely have a material adverse effect on the value of an investment in our common stock. At September 30, 2008, we were in compliance with all covenants under our repurchase agreements, CDO notes payable and junior subordinated debentures.

Dividends. In order to qualify as a REIT and to avoid corporate level tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our ordinary taxable income and net capital gains on an annual basis. Certain of our investments, such as the subordinate CMBS investments, may generate substantial mismatches between taxable income and GAAP net income and cash flow. In order to meet the requirement to distribute a substantial portion of our net taxable income, we may need to borrow, sell assets, raise additional equity capital or pay dividends in the form of stock. Additionally, we will need to raise additional capital that may be dilutive or sell existing assets in order to acquire additional investments. We anticipate borrowing funds and/or raising additional equity capital to finance future investment activities, but there can be no assurance that we will be able to do so on terms acceptable or available to us, if at all.

We generally intend to make regular distributions to the holders of our common stock however historical dividends may not be representative of future dividends. Historically, regular quarterly dividends have generally approximated the operating cash flow results from our activities. Special dividends have generally approximated our taxable income in excess of our operating cash flow results. The following table summarizes our quarterly distributions in 2008 and 2007:

Quarter	Dividend Type	Record Date	Declaration Date	Payment Date	Amount
First Quarter 2008	Regular	5/1/2008	4/18/2008	5/6/2008	$0.30
Second Quarter 2008	Regular	6/30/2008	6/13/2008	7/31/2008	0.30
Third Quarter 2008	Regular	9/30/2008	9/11/2008	10/31/2008	0.30

					$0.90

First Quarter 2007	Regular	3/30/2007	3/14/2007	4/30/2007	$0.44
Second Quarter 2007	Regular	6/29/2007	6/13/2007	7/31/2007	0.45
Third Quarter 2007	Regular	9/28/2007	9/13/2007	10/31/2007	0.45
Fourth Quarter 2007	Regular	12/28/2007	12/12/2007	1/30/2008	0.45
Fourth Quarter 2007	Special	12/28/2007	12/12/2007	1/30/2008	0.65

					$2.44

Inflation. We believe that the risk of increases in the market interest rates as a result of inflation on any floating rate debt that we may invest in will be largely offset by our floating rate investments and the use of match funded financing which may include interest rate derivatives.

Contractual Obligations. Purchase commitments and aggregate principal maturities of our repurchase agreements and notes payable at September 30, 2008 was as follows:

	Principal Balance at September 30, 2008	Weighted Avg. Interest Rate at September 30, 2008	Maturity Dates of Obligations
Purchase commitments	$6,591	—	[1]

Repurchase agreements	$88,077	5.2%	[2]

Notes payable	$974,578	4.2%	[3]

Junior subordinated debentures	$61,860	7.2%	[4]

[1]

Maturity date represents the end of the Investment Period (December 2008) for the U.S. Debt Fund. The timing and amount of capital calls are determined as necessary by the General Partner of the U.S. Debt Fund.

[2]	All repurchase agreements as of September 30, 2008 are scheduled to terminate at the earlier of (a) September 2009 (JPMorgan Chase) (b) October 1, 2009 (Goldman Sachs).
[3]

The maturity dates of the notes payable are contingent upon maturity of assets pledged as collateral and have a remaining expected average maturity of 6.9 years and 7.6 years for CDO I and CDO II, respectively, as of September 30, 2008.

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

At September 30, 2008 and December 31, 2007, $2.4 million and $1.2 million, respectively, related to unpaid base management fees are included in due to affiliate in the accompanying consolidated balance sheets. There were no unpaid incentive fees at September 30, 2008 and December 31, 2007, respectively.

Our management agreement provides that we are required to reimburse our manager for certain general and administrative expenses incurred by our manager on our behalf, including our pro rata share of overhead expenses of the manager required for our operations. In November 2006, retroactive to January 1, 2006, the independent members of the board of directors approved an amendment to the management agreement to provide that the allocable overhead reimbursement will be fixed at an amount equal to $0.5 million per annum for 2006, and in each calendar year thereafter, subject to approval by the independent members of the board of directors, $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index (“CPI”) for the applicable year over the CPI for the calendar year 2006. For both the three and nine months ended September 30, 2008 and 2007, overhead reimbursements were approximately $0.1 million and $0.4 million, respectively. Our manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on our behalf. If such services are provided by the manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants, or other third parties on an arm’s length basis. In accordance with the provisions of the management agreement, we recorded no reimbursements for other services provided by the manager during the three months ended September 30, 2008 and 2007, and $21 and $37 during the nine months ended September 30, 2008 and 2007, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations.

Each CMBS securitization requires a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. As our manager is not a rated special servicer, it appoints J.E. Robert Company or another entity that is a rated special servicer as the special servicer whenever we acquire a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company earned $0.9 million and $1.9 million in fees as special servicer during the three months ended September 30, 2008 and 2007, respectively, and $3.4 million and $4.1 million during the nine months ended September 30, 2008 and 2007, respectively. J.E. Robert Company is also entitled to received additional fees in the future based on the collections received against loans that were managed in special servicing and subsequently returned to the master servicer. All fees due to J.E. Robert Company as special servicer are paid either by the securitization vehicles or the borrowers, not directly by us and such fees are consistent with traditional, well established market standards and are set as part of the arm’s-length negotiations to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company may reduce the amounts available to pay us pursuant to the terms of the applicable CMBS trusts.

In connection with CDO II, one of our wholly owned subsidiaries entered into a Collateral Administration Agreement with J.E. Robert Company, the Collateral Administrator, an affiliate of our manager, pursuant to which the Collateral Administrator has agreed to advise our wholly owned subsidiary on certain matters regarding the collateral interests and other eligible investments securing the notes. The Collateral Administrator will receive two fees payable on a monthly basis, with the first fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the second fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture, each fee payable with different priorities as set forth in the applicable indenture. For both the three and nine months ended September 30, 2008 and 2007, we incurred $0.4million and $1.1 million, respectively, in collateral administration fees pursuant to the Collateral Administration Agreement and such fees are included in general and administrative expenses in the accompanying consolidated statement of operations. At both September 30, 2008 and December 31, 2007, $25 of unpaid collateral administration fees were unpaid and included in due to affiliate in the accompanying consolidated balance sheets. These collateral administration fee schedules within the collateral administration agreement were approved by the independent members of our board of directors.

On December 11, 2007, we and JER Fund IV, an investment fund managed by J.E. Robert Company, entered into a limited partnership agreement pursuant to which we and JER Fund IV agreed to co-manage a new private equity fund, known as JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”). The California Public Employees’ Retirement System, CalPERs, committed $200.0 million and we and JER Fund IV each committed $10.0 million to the US Debt Fund. As of September 30, 2008 and December 31, 2007, we have invested $3.4 million and $1.2 million, respectively, into the US Debt Fund which is reflected in investments in unconsolidated joint ventures on the accompanying consolidated balance sheets.

The US Debt Fund invests in loans secured, directly or indirectly, by commercial real estate, including, B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products such as CMBX and credit default swaps (the “Targeted Investments”). Excluded investment from the US Debt Fund include non-performing loans, fee-simple ownership interests, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by us or JER Fund IV, and net leased real estate assets.

Targeted Investments that meet the investment guidelines of the US Debt Fund were allocated directly and exclusively by J.E. Robert Company to the US Debt Fund until April 11, 2008. Thereafter, if the US Debt Fund is not fully invested or committed and through the earlier of December 11, 2008 or until 90% of the US Debt Fund’s committed capital has been invested or otherwise committed, we and/or JER Fund IV are permitted to share targeted investments with the US Debt Fund.

The US Debt Fund pays us and JER Fund IV a base management fee equal to 1.5% on drawn capital and up to 20% of the aggregate profits earned and distributed by the US Debt Fund (after limited partners receive distributions equal to their initial investment and a specified preferred rate of return thereon). We and JER Fund IV divide the management and incentive fees on a 50%-50% basis. For the three and nine months ended September 30, 2008, we recognized $0.1 million and $0.3 million, respectively, of management fee income from the US Debt Fund.

During the nine months ended September 30, 2008, we did not invest in any CMBS or real estate loan investments where an affiliate of the manager held a controlling equity interest in the borrower. During the year ended December 31, 2007, we invested in a first mortgage loan participation with a cost basis of $30.0 million and two mezzanine loan participations with an aggregate cost basis of $49.4 million where an affiliate of the manager held a controlling equity interest in the borrower. During the year ended December 31, 2006, we invested in mezzanine loans totaling $65.0 million where an affiliate of the manager held a controlling equity interest in the borrower. The acquisition of these loans to affiliated borrowers was approved by the independent members of our Board of Directors as required by our investment guidelines. During the nine months ended September 30, 2008, we received repayments on loans to affiliated borrowers aggregating $8.5 million. At September 30, 2008, loans to affiliated entities had an unamortized cost basis of $ 121.3 million, an unpaid principal balance of $122.0 million and a carrying value of $97.9 million. In October 2008, we sold one of these loans with a face amount of $27.5 million for proceeds of $23.8 million to an unaffiliated third party. Proceeds from the sale of this loan were used to pay down $15.2 million in related repurchase agreement borrowings. The $23.8 million of proceeds compares to a net carrying value of $23.8 million at September 30, 2008.

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

Our operating results depend substantially on the difference between the interest and related income earned on our interest-bearing assets and the interest expense incurred in connection with our interest-bearing liabilities. Competition from other providers of real estate financing may lead to a decrease in the interest rate earned on our interest-earning assets, which we may not be able to offset by obtaining lower interest costs on our borrowings. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between our interest-earning assets and interest-bearing liabilities. Any significant compression of the spreads between interest-earning assets and interest-bearing liabilities could have a material adverse effect on us. In addition, an increase in interest rates and/or credits spreads in the financial markets could, among other things, reduce the value of our interest-

earning assets and our ability to realize gains from the sale of such assets and result in increased margin calls on our short-term credit facilities, potentially requiring us to sell assets at a loss, while a decrease in interest rates could reduce the average life of our interest-earning assets.

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

Interest Rate Risk. Interest rate sensitivity refers to the change in earnings and cash flows that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, primarily LIBOR and treasury rates. At September 30, 2008, our primary sensitivity to interest rates related to the income we earned on a portion of our $334.4 million of floating rate real estate loans and the interest expense incurred on $868.6 million of floating rate indebtedness, all tied to LIBOR, resulting in net floating rate liabilities of $534.2 million. We have further mitigated our exposure to changes in interest rates by entering into pay-fixed interest rate swaps based on notional amounts in effect at September 30, 2008 of $602.3 million thereby reducing exposure to interest rate fluctuations to approximately $68.1 million of net floating rate assets. The following table presents our pay-fixed interest rate swaps as of September 30, 2008 and December 31, 2007:

				Notional Balance at			Fair Value at		Pay-Fixed Interest Rate
Trade Date	Effective Date	Termination Date	Initial Notional Balance	September 30, 2008	December 31, 2007	Ending Notional Balance	September 30, 2008 (4)	December 31, 2007
October 2005	November 2005 (1)	June 2015	$109,977	$109,977	$109,977	$5,697	$(5,171)	$(4,106)	4.9%
September 2006	October 2006 (2)	August 2016	386,324	340,047	340,047	219,929	(15,582)	(12,860)	5.1%
September 2006	October 2009 (2)	August 2016	—	—	—	80,071	(402)	(1,056)	5.2%
February 2007	October 2007 (2)	October 2014	—	46,277	46,277	85,024	(2,726)	(3,719)	5.1%
January 2007	November 2007 (6)	December 2016	100,000	40,000	100,000	40,000	(2,564)	(6,185)	5.3%
February 2007	November 2007 (5)	June 2008	45,000	—	45,000	—	—	(2,079)	5.0%
February 2007	November 2007 (3)	February 2017	26,000	26,000	26,000	26,000	(1,462)	(1,244)	5.1%
March 2007	November 2007 (3)	January 2017	40,000	40,000	40,000	40,000	(1,024)	(1,631)	5.0%

			$707,301	$602,301	$707,301	$496,721	$(28,931)	$(32,881)

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

(3)

Swaps related to our current and future anticipated financings were intended to hedge future long-term floating rate debt and is not considered probable as of September 30, 2008 and as a result, the fair value at September 30, 2008 of $(5.1) million has been recorded in other gains (losses) in the consolidated statement of operations during the three and nine months ended September 30, 2008.

(4)

The settlement amount of our interest rate swap liabilities was $(33.5) million as of September 30, 2008. This liability is partially offset by a $4.6 million credit valuation adjustment as of September 30, 2008 driven by the SFAS No. 157 requirement to incorporate a valuation adjustment for our and our counterparty’s credit rating to arrive at fair value.

(5)

In connection with the sale of a real estate loan in June 2008 and repayment of the related floating rate financing, we terminated a swap with an initial notional balance of $45.0 million and paid swap termination costs of $1.4 million.

(6)

In connection with the sale of a real estate loan in September 2008 and repayment of the related floating rate financing, we partially terminated $60.0 million of notional balance on a swap with an initial notional balance of $100.0 million and paid swap termination costs of $4.0 million.

At September 30, 2008, our interest rate swaps substantially mitigate the impact of interest rate changes on our net earnings and cash flow. As a result of and due to floating rates on our real estate loans certain, CDO notes payable and repurchase agreement borrowings, changes in interest rates will generally impact our net income. All of our floating rate assets and liabilities are tied to LIBOR or the applicable base rate and some are subject to certain caps, floors or other limitations. The following table shows the estimated change in net income for a 12-month period based on changes in the applicable LIBOR rates applied to floating rate assets, liabilities and interest rate swaps outstanding as of September 30, 2008;

LIBOR Rate Change (Basis Points)	Estimated Increase (Decrease) in Net Income Over 12 Months at September 30, 2008 (1) (2)
(in thousands)
-200	$(811)
-100	(406)
100	406
200	1,087

(1)	Estimated increased (decrease) in net income over next twelve months does not consider the impact of SFAS No. 159 adoption, effective January 1, 2008.
(2)	In October 2008, we sold a floating rate real estate loan with a face amount of $27.5 million and repaid $15.2 million of floating rate indebtedness. As a result of this sale, the estimated increase (decrease) in net income over the 12 months at September 30, 2008 was $(1,115), $(557), $557 and $1,115.

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

We generally assume that substantially all of the principal of a non-rated security, and in some cases a portion of or all of more senior rated securities, will not be recoverable over time. The timing and the amount of the loss of principal are the key assumptions to determine the economic yield of these securities. Timing is of paramount importance because we will assume substantial losses of principal on the non-rated securities, therefore the longer the principal balance remains outstanding the more interest the holder receives to support a greater economic return. Alternatively, if principal is lost faster than originally assumed, there is less opportunity to receive interest and a lower return or loss may result. If actual principal losses on the underlying loans exceed assumptions, the higher rated securities will be affected more significantly as a loss of principal may not have been assumed previously.

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

Since June 30, 2008 and accelerating after September 30, 2008, we have seen a significant increase in assets entering our CMBS special servicing portfolio. The CMBS special servicing portfolio balances were $262.0 million, $303.5 million and $467.3 million at June 30, 2008, September 30, 2008 and November 7, 2008, respectively. Due to the continued tightening of credit, declining real estate values, worsening macro-economic environment, in conjunction with the significant increase in our CMBS special servicing portfolio, we increased our loan loss projections associated with the real estate loan collateral underlying our “first-loss” CMBS portfolio which represented approximately 3,500 loans with an unpaid principal balance of approximately $48 billion as of September 30, 2008. As of September 30, 2008, we increased projected future loan losses from $661 million to $863 million. In addition, we accelerated the projected timing of these losses, with most of the loss increase projected to occur in 2009 and 2010. This increase in loss projections results in lower projected cash flows from our “first-loss” CMBS investments, and, in part, caused the Company to recognize a $29.8 million impairment charge during the three months ended September 30, 2008.

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

Recent Events

Real Estate Loan Sales

In October 2008, we sold a floating rate real estate loan classified as held for sale with a face amount of $27.5 million for proceeds of $23.8 million. Proceeds from the sale of this loan were used to pay down $15.2 million in related repurchase agreement borrowings. The $23.8 million of proceeds compares to a net carrying value of $23.8 million at September 30, 2008.

Financing

In connection with the sale of a real estate loan in October 2008, we paid down $15.2 million of outstanding repurchase agreement borrowings related to this loan.

Subsequent to September 30, 2008 through November 7, 2008, we funded margin calls of $13.7 million primarily related to changes in the estimated market value of collateral.

Other

On October 31, 2008, we paid dividends of $7.8 million, or $0.30 per share of common stock, to shareholders of record on September 30, 2008.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s Annual Meeting of Stockholders was held on Thursday, May 29, 2008, in McLean, Virginia, at which the following matters were submitted to a vote of the stockholders:

(a)	Votes regarding the election of the persons named below as Directors for a term expiring in 2009 were as follows:

Director	For	Withheld	Total
Joseph E. Robert, Jr.	21,084,429	334,393	21,418,822
Keith W. Belcher	20,655,241	763,581	21,418,822
Mark S. Weiss	21,077,216	341,606	21,418,822
Daniel J. Altobello	21,172,827	245,995	21,418,822
Peter D. Linneman	20,623,634	795,188	21,418,822
W. Russell Ramsey	21,206,021	212,801	21,418,822
Frank J. Caufield	16,850,184	4,568,638	21,418,822
Dwight L. Bush	21,193,494	225,328	21,418,822

(b)	Votes regarding ratification of the appointment of Ernst & Young LLP as independent auditors of the Company to serve for the fiscal year ending December 31, 2008 were as follows:

For	Against	Abstentions	Total
21,318,476	70,189	30,157	21,418,822

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Section 302 Certification of Chief Executive Officer.

32.2	Section 302 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

JER INVESTORS TRUST INC (Registrant)

By:	/s/ Joseph E. Robert, Jr.
Name:	Joseph E. Robert, Jr.
Title:	Chief Executive Officer and Chairman of the Board
Date:	November 10, 2008

By:	/s/ J. Michael McGillis
Name:	J. Michael McGillis
Title:	Chief Financial Officer
Date:	November 10, 2008