Form 10-K/A
period 2007-12-31
JER Investors Trust Inc
filed 2009-03-30
CIK 1294017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32330

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐              Accelerated filer  ☒              Non-accelerated filer  ☐              Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s 23,263,925 voting common stock, par value of $0.01 per share, held by non-affiliates of the registrant as of June 30, 2007 was $348,958,875 based upon the closing price of $15.00 per share on the New York Stock Exchange composite tape on such date. As of March 30, 2009, the registrant had issued and outstanding 4,987,994 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”), filed on April 29, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE REGARDING THIS FORM 10-K/A

This Amendment No. 1 (“Amendment No. 1”) amends the Annual Report on Form 10-K of JER Investors Trust Inc. (the “Company”) for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2008 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to correct certain technical inconsistencies in the Certifications of the Company’s Chief Executive Officer and Chief Financial Officer, which were filed as Exhibits 31.1, 31.2, 32.1 and 32.2. Except as described above, no other changes have been made to the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JER INVESTORS TRUST INC.

By:	/s/ J. MICHAEL MCGILLIS
Name:	J. Michael McGillis
Title:	Chief Financial Officer
Date:	March 30, 2009

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH E. ROBERT, JR.	Chief Executive Officer and Chairman of the Board
Joseph E. Robert, Jr.	(Principal Executive Officer)	March 30, 2009

*	President and Director
Mark S. Weiss		March 30, 2009

*	Vice Chairman of the Board and Executive Vice President
Keith W. Belcher		March 30, 2009

/s/ J. MICHAEL MCGILLIS	Chief Financial Officer
J. Michael McGillis	(Principal Financial and Accounting Officer)	March 30, 2009

*	Director
Daniel J. Altobello		March 30, 2009

*	Director
Peter D. Linneman		March 30, 2009

*	Director
W. Russell Ramsey		March 30, 2009

*	Director
Frank J. Caufield		March 30, 2009

/s/ DWIGHT L. BUSH	Director
Dwight L. Bush		March 30, 2009

* By: /s/ J. MICHAEL MCGILLIS
J. Michael McGillis
Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Section 302 Certification of Chief Executive Officer.

32.2	Section 302 Certification of Chief Financial Officer.