Form 10-K
period 2008-12-31
JER Investors Trust Inc
filed 2009-03-31
CIK 1294017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐    Accelerated filer ☒     Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s 2,232,130 voting common stock, par value of $0.01 per share, held by non-affiliates of the registrant as of June 30, 2008 was $140,624,203 based upon the closing price of $63.00 per share on the New York Stock Exchange composite tape on such date. As of March 30, 2009, the registrant had issued and outstanding 4,987,994 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”), to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are subject to various risks and uncertainties, including without limitation, statements relating to the performance of the investments of JER Investors Trust Inc. (the “Company”) and the Company’s financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company’s actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on the Company’s operations and future prospects include, but are not limited to:

•	changes in economic conditions generally and in the commercial real estate mortgage finance, real estate and capital markets specifically;

•	the success or failure of our efforts to implement our current business strategy;

•	legislative and regulatory changes (including changes to laws governing the taxation of real estate investment trusts or REITs);

•

JER Commercial Debt Advisors, LLC remaining as our external manager and remaining affiliated with the J.E. Robert Company, Inc including our ability to pay our external manager base management fees and reimbursement of expenses;

•	the availability of, and our ability to retain, qualified personnel;

•	availability of capital to us, particularly our ability to raise capital given our pending NYSE delisting;

•	our ability to maintain or replace existing financing arrangements;

•	the performance and financial condition of borrowers;

•	the actions of our competitors and our ability to respond to those actions;

•	the performance of our assets, including our collection of interest and principal payments thereupon;

•	our ability to maintain adequate liquidity, including satisfying margin call requirements and meeting distribution requirements to maintain our REIT status;

•	our ability to comply with financial covenants of our debt instruments;

•	the effect of receiving a “going concern” qualification in our auditors’ report on our 2008 consolidated financial statements;

•	changes in interest rates and interest rate spreads, including credit spreads;

•	changes in generally accepted accounting principles , or GAAP, or interpretations thereof;

•	market trends;

•	policies and rules applicable to REITs;

•

our ability to obtain regular cash flows from the assets securing our collateralized debt obligations, or CDOs, which in turn is dependent upon the compliance with interest coverage and over-collateralization coverage tests within each CDO;

ii

•	rating agency downgrades adversely affecting securities owned by us, including securities owned by us in our CDOs;

•	application and interpretation of the rules and regulations of the Investment Company Act of 1940, as amended, or the Investment Company Act; and

•	other factors as may be detailed from time to time in our public announcements and filings with the Securities and Exchange Commission, or the SEC.

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

iii

PART I

ITEM 1.    BUSINESS

General

JER Investors Trust Inc. is a specialty finance company organized by J.E. Robert Company, Inc. (the “J.E Robert Company”), primarily to originate and acquire real estate debt securities and loans and fee interests in net leased real estate assets. We were formed in April 2004, and we completed our initial public offering in July 2005. We are externally managed and advised by JER Commercial Debt Advisors LLC, an affiliate of J.E. Robert Company. J.E. Robert Company and its affiliates is a real estate investment management firm. We capitalize on the knowledge and substantial resources of J.E. Robert Company and its affiliates and attempt to take advantage of commercial real estate structured finance products by investing primarily in loans and debt securities that we believe will yield the highest risk-adjusted returns. Our target investments include commercial real estate structured finance products such as commercial mortgage backed securities (commonly known as CMBS), mezzanine loans and B-Note participations in mortgage loans, as well as whole commercial mortgage loans, loans to real estate companies, preferred equity, and net leased real estate. Although we have not done so to date, we may also invest in residential mortgages and related securities. We pursue a selective investment strategy, targeting specific transactions based on an analysis of debt structure and taking into account the underlying real estate and borrower credit risk. We are organized and conduct our operations in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

J.E. Robert Company was founded in 1981 to provide expertise to public and private financial institutions in resolving real estate loan workout situations. Since its founding, the firm has been active in numerous facets of the commercial real estate debt markets, including sourcing, due diligence, valuation, acquisition, asset management and disposition. J.E. Robert Company primarily conducts its real estate investment management activities on a global basis through a series of private equity funds, which we refer to as the JER Funds.

Since 1991, J.E. Robert Company has served as the special servicer or asset manager on numerous securitized pools of non-performing and performing commercial loans. The primary function of the special servicer is to manage any loans that default or become delinquent at their maturity. Accordingly, the special servicer function is critical with respect to maximizing the return of principal and interest from the underlying loans. J.E. Robert Company currently has the highest special servicer ratings of “CSS1” and “strong” from Fitch Investors Service, Inc. and Standard & Poor’s rating services, respectively. J.E. Robert Company is currently the special servicer for 21 of the 26 CMBS pools in which we have made investments as of December 31, 2008.

During the second half of 2007 and continuing through the first quarter of 2009, severe credit and liquidity issues in the subprime residential lending and single family housing sectors negatively impacted the asset-backed and corporate fixed income markets, as well as the equity securities of financial institutions, homebuilders and real estate companies. As the severity of residential sector issues increased, nearly all securities markets experienced decreased liquidity and greater risk premiums as concerns about the outlook for the U.S. and world economies increased. These concerns continue and risk premiums in many capital markets remain at or near all-time highs with liquidity extremely low compared to historical standards or virtually non-existent. As a result, many commercial real estate finance and financial services industry participants, including us, have reduced or eliminated new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, we are focused on actively managing credit risk and maintaining liquidity to the extent possible however, current market conditions make it extremely difficult and challenging.

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

Going Concern

Our independent registered public accounting firm, Ernst & Young LLP, has concluded that substantial doubt exists about our ability to continue as a going concern, and has included an explanatory paragraph to describe this uncertainty in its unqualified audit report on our December 31, 2008 consolidated financial statements included in this Annual Report on Form 10-K. Our unrestricted cash balance as of March 27, 2009 was $4.0 million and our repurchase agreement borrowings were $13.4 million. Our repurchase agreement requires us to repay principal of $0.8 million per month through November 2009 with the remaining balance of $7.4 million due in December 2009. In February 2009, we were notified that $2.2 million of cash flow from CDO II that would otherwise be paid to us as holders of junior notes payable and preferred shares of CDO II, would be redirected to pay down principal on senior notes payable of CDO II as a result of CDO II failing to satisfy certain over-collateralization coverage tests due primarily to recent rating agency downgrades on certain CMBS investments that serve as collateral for CDO II. We received approximately $28 million of net cash flow from CDO II in 2008. The conditions described above led to the substantial doubt regarding the Company’s ability to continue as a going concern.

We did not include any adjustments to the consolidated financial statements included in this Annual Report on Form 10-K to reflect the possible future effects that may result from the uncertainty of our ability to continue as a going concern because we believe that we can continue to generate cash basis operating income in excess of operating expenses, and that we have adequate liquidity to continue to fund our operations and the interest payments on our borrowing arrangements. However, we may not have sufficient liquidity to fund unexpected margin calls or to repay principal debt amortization and maturities due later in calendar year 2009. In response, we have undertaken or expect to commence the following efforts:

•

Discontinuing payment of quarterly dividends and replacing it with payment of an annual dividend to the extent required to satisfy REIT dividend requirements. In addition, to the extent we are required to make a dividend payment with respect to 2009, we may elect to pay up to 90% of such dividends in stock in accordance with Internal Revenue Service (“IRS”) Revenue Procedure 2008-68.

•	We expect to reduce operating costs, primarily our general and administrative costs including possible modifications to our management agreement;

•	We will seek to restructure terms of our recourse indebtedness including extension of scheduled maturity dates and/or modification of near-term interest payment requirements; and

•	If necessary, pursue sales of selected assets. However, the market for selling the assets we currently own is extremely limited to nonexistent.

No assurance can be given that we will be successful in achieving any of these steps collectively or individually. Should our repurchase agreement lender demand immediate repayment of all of our obligations, we will likely be unable to pay such obligations absent asset sales. In such event, we may have to recapitalize, refinance our obligations, sell some or all of our assets at prices below current estimated fair value or seek to reorganize under Chapter 11 of the United States Bankruptcy Code.

Our Historical Investment Strategy

Our strategy is to hold a diversified portfolio of commercial real estate debt investments, including investment and non-investment grade CMBS, mezzanine loans, B-Notes, whole commercial mortgage loans, first mortgage loan participations and net leased real estate assets. We also intended to invest in preferred equity and loans to real estate companies. Although we have not done so to date, we may also invest in residential mortgages and related securities. Our strategy is to maximize the difference between the yields on our investments and the cost of financing these investments. We actively manage our assets with goals of generating cash available for distribution, facilitating capital appreciation and providing attractive total returns to our stockholders.

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

We seek to finance our investments through a variety of techniques including repurchase agreements, secured and unsecured credit facilities, CDOs, and other structured financings, to the extent available, we employ a match-funded debt strategy through the use of hedging instruments such as interest rate swaps, caps, or a combination thereof which allows us to reduce the impact of changing interest rates on our cash flow and earnings. As of December 31, 2008, due to a significant reduction in our repurchase agreement borrowings outstanding, we had interest rate swaps with $200.8 million of notional amount in exceed of our floating rate indebtedness. As a result, we may determine that it is necessary to terminate some or all of these interest rate swaps at potentially unfavorable terms. During the fourth quarter of 2008, we terminated $6.5 million of interest rate swaps, recognizing a realized loss of $1.5 million. On February 23, 2009, we terminated an interest rate swap with a notional amount of $19.5 million at a cost of $3.3 million compared to a December 31, 2009 fair value interest rate swap liability of $3.7 million. On March 2, 2009, we terminated four interest rate swaps and replaced them with a new seven-year fixed rate-for-fixed rate swap agreement under which we will pay the counterparty a fixed monthly payment of approximately $0.4 million from March 3, 2009 through March 3, 2016, with the first such payment on April 3, 2009.

We pursue investments where we believe cash flows have been mispriced, including the purchase of discounted securities in sectors that have fallen out of favor due to economic pressures, regulatory issues or illiquidity. We acquire assets primarily for income. Through our management agreement with JER Commercial Debt Advisors LLC, our manager, we draw on J.E. Robert Company’s and its affiliates’ expertise and significant business relationships with participants in the real estate securities industry to enhance our access to these investments, which may not be broadly marketed.

We seek to broadly diversify our portfolio by asset type, tenant, tenant industry, location and servicer. We believe that diversification reduces the risk of capital loss and also enhances the terms of our financing.

Currently, due to our liquidity position, we are unable to pursue our investment strategy. Should our liquidity improve we may, in the future, continue to execute on our historical investment strategy.

Our Investment Guidelines

Our board of directors has adopted the following guidelines for our investments and borrowings, and we will follow such guidelines unless waived or changed, subject to approval by the board of directors:

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

•	no more than 10% of our equity, determined as of the date of an investment, shall be invested in assets located outside of the United States or in non-U.S. dollar denominated securities.

Targeted Investments

Our investment program focuses on the following real estate products:

•	investment and non-investment grade CMBS;

•	mezzanine loans;

•	B-Notes;

•	mortgage loans;

•	net leased real estate assets;

•	bridge loans;

•	preferred equity; and

•	loans to real estate companies.

Although we have not done so to date, we may also invest in residential mortgages and related securities. Various types of real property or ownership interests in entities that own real property will serve as the underlying collateral for our investments, including retail property, offices, industrial properties, apartments, condominiums, specialty-use real estate assets including healthcare facilities, educational facilities, hotels and land. We have provided or may in the future provide loans to all kinds of borrowers, including corporations, partnerships, individuals and special purpose entities. We have no current plans to invest in non-U.S. denominated securities but may decide to invest in such securities in the future. Currently, due to our liquidity position, we are unable to pursue our investment strategy. Should our liquidity improve we may, in the future, continue to execute on our historical investment strategy.

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

J.E. Robert Company and its affiliates currently manage and invest in other real estate-related investment entities. Our chairman and chief executive officer and two members of our board and each of our executive officers also serve as officers of our manager and other J.E. Robert Company affiliates. Certain senior officers of J.E. Robert Company, some of whom are also our officers and directors, and their affiliates beneficially own all of the outstanding membership interests of our manager. In addition, affiliates of J.E. Robert Company, in their capacity as general partners of the JER Funds, selectively make investments in a wide range of commercial real estate equity and debt investments for various JER Funds.

As of December 31, 2008, our investments consisted of the following:

	December 31, 2008				Weighted Average
	Face Amount/ Cost Basis(1)	Amortized Cost	Fair Value	% of Total Investments(2)	Coupon Rate(3)	Loss Adjusted Yield
	($ in millions)
CMBS financed by CDO I	$418,748	$76,886	$76,886	18.6%	4.9%	30.6	%(4)
CMBS financed by CDO II	888,873	102,271	103,324	25.0%	5.2%	36.9	%(4)
CMBS not financed by CDOs	449,732	41,590	42,432	10.3%	5.2%	43.3	%(4)

Total CMBS(5)	1,757,353	220,747	222,642	53.9%	5.1%	35.6%
Real estate loans, held for investment(6)	273,990	273,724	189,980	45.9%	4.0%	4.0%
Investments in unconsolidated joint ventures:
US Debt Fund	843	843	843	0.2%	N/A	N/A

Total	$2,032,186	$495,314	$413,465	100.0%	5.0%	18.1%

(1)	For investments in unconsolidated joint ventures.
(2)	Based on fair value.
(3)	Based on face amount.
(4)

Loss adjusted yields for our CMBS investments reflect the impact of estimated future losses on underlying collateral and are the basis on which we record interest income on such investments in our GAAP financial statements in accordance with guidance provided by EITF 99-20.

(5)	Amortized cost has been reduced from original cost primarily due to the recognition of impairments of $769.9 million during the year ended December 31, 2008.
(6)	Real estate loans are financed by CDO II.

The weighted average yield represents the expected yield to maturity by investment type based on the amortized cost of such investments at December 31, 2008.

We may change our investment strategy and policies without a vote of our stockholders. We may acquire assets from our manager or its affiliates, including securities issued by our manager or its affiliates, upon approval of all of our independent directors. These transactions must also comply with our general investment guidelines.

CMBS

We invest in commercial mortgage backed securities, or CMBS, which are typically pass-through certificates created by the securitization of a single mortgage loan or a pool of mortgage loans that are collateralized by commercial real estate properties. We have historically invested in “first-loss” tranches and non-investment grade CMBS bonds, capitalizing on our manager’s ability to price and manage the underlying real estate risk. Typically, the more senior classes are entitled to priority distributions from the trust’s income to make required interest and principal payments on such tranches. Losses from expected amounts to be received on the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest which they are entitled.

The securitization process is governed by one or more of the rating agencies (Fitch, Moody’s and Standard & Poor’s), which determine the respective bond class sizes, generally based on a sequential payment structure. Bonds that are rated from AAA to BBB by the rating agencies are considered “investment grade.” Bond classes that are subordinate to the BBB class are considered “non-investment grade.” The respective bond class sizes in a securitization are determined based on the review of the underlying collateral by the rating agencies. The payments received from the underlying loans are used to make the payments on the CMBS. Based on the sequential payment priority, the risk of nonpayment for AAA-rated CMBS is lower than the risk of non-payment for non-investment grade bonds. Accordingly, the AAA-rated class is typically sold at a lower yield compared to the non-investment grade classes, which are sold at higher yields. We have historically invested primarily in the BBB and non-investment grade CMBS classes but may seek to invest in investment grade CMBS as opportunities present themselves.

Each securitization typically requires the owner of the most subordinate CMBS class to appoint a special servicer. The primary function of the special servicer is to manage any loans that default prior to maturity or become delinquent at maturity. Accordingly, the special servicer function is critical with respect to maximizing the return of principal and interest from the underlying loans.

An affiliate of our manager, J.E. Robert Company, has been a special servicer since 1991, and has been engaged as special servicer or asset manager on numerous securitized transactions. Typically, the governing documents of a securitization require that the special servicer be approved by one or more of the rating agencies. J.E. Robert Company currently has the highest special servicer ratings from Fitch and S&P, based on analyses of its staff expertise, reviews of its policies and procedures and evaluations of the quality of its resolution results. With respect to those securitization transactions where we control the non-investment grade CMBS and have the right to appoint the special servicer, we have appointed J.E. Robert Company as special servicer. J.E. Robert Company is currently the special servicer for 21 of the 26 CMBS pools in which we have made investments as of December 31, 2008.

Mezzanine Loans

We originate and invest in mezzanine loans (including mezzanine construction loans) to owners of real property encumbered by first lien mortgages, in which case our mezzanine loans generally are secured by junior liens on the subject properties and/or by liens on the partnership or membership interests in the borrower’s property-owning entities. Subject to negotiated contractual restrictions, the mezzanine lender generally has the right, following foreclosure, to become the sole indirect owner of the property subject to the lien of the primary mortgagor and the liens of senior mezzanine lenders, if any. Mezzanine debt can also be either junior or senior, denoting the collateral priority that may apply.

We structure our mezzanine loans so that we receive a stated fixed or variable interest rate on the loan. Our mezzanine loans may have prepayment lockouts, origination fees, deferred interest, penalties, exit fees, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment.

As of December 31, 2008, we held mezzanine loans with an amortized cost basis of $226.6 million.

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

B-Notes share certain credit characteristics with subordinated CMBS, in that both reflect an interest in a first mortgage and are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding senior securities or the A-Notes. As opposed to a typical CMBS secured by a large pool of mortgage loans, B-Notes typically are secured by a single property or single portfolios of properties, and the associated credit risk is concentrated in that single property or single portfolios of properties. B-Notes also share certain credit characteristics with second mortgages, in that both are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or the A-Note. We may acquire B-Notes in negotiated transactions with the originators on large single and portfolio private debt placements, as well as in the secondary market. The B-Note market grew substantially through 2007 in connection with the expansion of the securitization market, and J.E. Robert Company and its affiliates have established relationships with many of the primary originators of B-Note products, which we believe gives us access to investment opportunities from these parties when lending markets return to normal historical levels.

As of December 31, 2008, we hold no investments in B-Notes.

Mortgage Loans

We originate and invest in mortgage loans or participations in mortgage loans that we originate directly or that we purchase from various sellers, including investment banks, life insurance companies, commercial banks, brokers and other owners. These loans are generally secured by commercial or residential properties in the United States in which we believe we can achieve attractive risk adjusted returns. These loans typically have maturities ranging from one to ten years. We may also acquire portfolios of performing mortgages at a discount where we believe we can achieve appropriate risk adjusted returns.

As of December 31, 2008, we held first mortgage loan participations with an amortized cost basis of $47.1 million.

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

Investments in Joint Ventures and Funds

We may also invest in joint ventures or funds that invest primarily in the investments described above.

Our Investments

CMBS. Following is a summary of our CMBS investments as of December 31, 2008:

Security Description	Face Amount	December 31, 2008 ($ in thousands)
		Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
			Gains	Losses		Coupon	Yield(3)	Term (yrs)
CMBS financed by CDO I(1)	$418,748	$76,886	$—	$—	$76,886	4.9%	30.6%	8.7
CMBS financed by CDO II(1)	888,873	102,271	1,053	—	103,324	5.2%	36.9%	8.4
CMBS not financed by CDOs(2)	449,732	41,590	842	—	42,432	5.2%	43.3%	7.5

	$1,757,353	$220,747	$1,895	$—	$222,642	5.1%	35.6%	8.3

(1)

Fair values of CMBS financed by CDOs are based on SFAS No. 157 and accounted for using the fair value election pursuant to SFAS No. 159 as of January 1, 2008 and are not subject to other than temporary impairment charges as changes in fair value are recorded as a component of other gains (losses) in the consolidated statement of operations. During the year ended December 31, 2008, the Company recorded $606.8 million of reductions in the amortized cost basis of CMBS assets financed by CDOs pursuant to EITF 99-20 and SFAS No. 159.

(2)

Fair values of CMBS not financed by CDOs are based on SFAS No. 157 and accounted for as available for sale securities pursuant to SFAS No. 115 and EITF 99-20 and thereby subject to potential other than temporary impairment charges. As a result of recording other than temporary impairment charges during 2008, the amortized costs of these CMBS securities have been written down to their estimated fair value at December 31, 2008. Subsequent to December 31, 2008, unrealized gains/losses, if any, that are not other than temporary impairment will be included in other comprehensive income (loss).

(3)	Yield is based on amortized cost.

During the year ended December 31, 2008, we made no investments in CMBS.

As of December 31, 2008, the mortgage loans in the underlying collateral pools for all CMBS were secured by properties of the types and at the locations identified below:

Location(1)	Percent of Total	Property Type(1)	Percent of Total
California	15.4%	Office	31.7%
New York	11.9%	Retail	30.7%
Texas	6.5%	Residential(2)	15.4%
Florida	5.8%	Hospitality	7.2%
Virginia	4.6%	Industrial	5.2%
Other(3)	55.0%	Other(3)	9.0%
Re-REMIC(4)	0.8%	Re-REMIC(4)	0.8%

Total	100.0%	Total	100.0%

(1)

Percentages are based on the unpaid principal balance of the underlying loans in our CMBS investments. Classifications are based on the National Council of Real Estate Investment Fiduciaries’ (“NCREIF”) standard categories.

(2)	Residential primarily consists of multi-family apartment buildings, mobile home parks, and student housing.
(3)	No other individual state or property type comprises more than 4.0% of the total as of December 31, 2008.
(4)

The Company’s investment in a Re-REMIC backed by CMBS from 41 previous conduit securitizations is not included in the above categories due to the stratification information on the original loan collateral not being meaningful.

As of December 31, 2008, our CMBS investments were financed through CDO’s and repurchase agreements as follows. For the CMBS investments financed via repurchase agreements, total borrowings outstanding at December 31, 2008 were $16.1 million.

	As of December 31, 2008 ($ in thousands)
Financing Source	Face Amount	Amortized Cost	Fair Value	Unrealized Gain (Loss)
CDOs	$1,307,621	$179,157	$180,210	$1,053
Repurchase agreement	383,927	39,331	40,167	836
Unlevered	65,805	2,259	2,265	6

	$1,757,353	$220,747	$222,642	$1,895

Real Estate Loans. The following table sets forth information regarding our real estate loans as of December 31, 2008:

	As of December 31, 2008 ($ in thousands)
Description	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Gain/(Loss)	Weighted Average Effective Interest Rate Based on Amortized Cost	Range of Current Maturity Dates(2)
Real estate loans, held for investment(1)
First mortgage loan participations	$47,077	$47,077	$28,555	$(18,522)	4.1%	February 2010 - February 2011(3)
Mezzanine loans	226,913	226,647	161,425	(65,222)	4.0%	May 2009 - November 2009

	$273,990	$273,724	$189,980	$(83,744)	4.0%

(1)	Carrying value based on fair value in accordance with SFAS No. 157.
(2)	Loans have extension options which could extend maturity dates to November 2010 to June 2012.
(3)	Reflects loan modifications and extensions completed subsequent to December 31, 2008.

As of December 31, 2008, the mortgage loans in the underlying collateral pools for all real estate loans were secured by properties of the types and at the locations identified below:

Location(1)	December 31, 2008	Property Type(1)	December 31, 2008
Real estate loans, held for investment		Real estate loans, held for investment
New York	17.9%	Hospitality	60.4%
Hawaii	15.0%	Office	22.4%
California	12.4%	Multi-use	11.7%
Texas	7.6%	Retail	5.5%
Florida	6.5%	Multifamily	0.0%
Puerto Rico	6.4%	Healthcare	0.0%
Georgia	5.4%
Other(2)	28.8%

	100.0%		100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans.
(2)	No other individual state comprises more than 5.0% of the total as of December 31, 2008.

As of December 31, 2008, all of the Company’s real estate loans were financed by CDO II. Our mezzanine loans generally are secured by a pledge, directly or indirectly, of the equity interests in the borrower’s property-owning entities.

During the year ended December 31, 2008, we made no investments in real estate loans.

During the year ended December 31, 2008, we received repayments of $8.5 million related to outstanding principal balances on certain real estate loans. In addition, we sold three real estate loans and consensually terminated the right to repurchase three real estate loans in connections with the termination of a repurchase agreement with Goldman Sachs Mortgage Company (“Goldman Sachs Facility”), all of which were previously classified as held for sale, with a face amount of $234.9 million and an unamortized cost basis of $232.4 million for $139.9 million. We recorded a $92.5 million realized loss in connection with the sales and transfers of these loans.

Net Leased Real Estate Assets. On December 22, 2006, we acquired a portfolio of six net leased real estate assets for an aggregate purchase price of $38.8 million through a sale-leaseback transaction and on June 29, 2007, the Company acquired an additional six net leased real estate assets for an aggregate purchase price of $38.7 million, increasing its total cost basis to $77.5 million. On October 30, 2007, we sold a 50% interest in the entity that owns all twelve net leased real estate assets (the “Joint Venture”) for $39.2 million. The sale resulted in no gain or loss to us. Subsequent to the sale of the 50% interest in the Joint Venture, we accounted for our remaining interest in the Joint Venture using the equity method of accounting. At December 31, 2007, our 50% share of the entity that owns the real estate assets including equity in earnings and distributions was $39.6 million and is included in investments in unconsolidated joint ventures on our consolidated balance sheets. In April 2008, we sold our remaining 50% interest in the Joint Venture for $39.4 million, which approximates cost basis. As of December 31, 2008, the Company no longer has any investment in net leased real estate assets.

Investment in US Debt Fund. On December 11, 2007, we and JER Fund IV, an investment fund managed by the J.E. Robert Company, entered into a limited partnership agreement pursuant to which we and JER Fund IV agreed to co-manage a new private equity fund, known as JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”). The California Public Employees’ Retirement System (“CalPERS”) committed $200.0 million, and we and JER Fund IV each committed $10.0 million to the US Debt Fund. We account for our investment in the US Debt Fund under the equity method of accounting. As of December 31, 2008, we had made $3.4 million of capital contributions to the US Debt Fund. On March 2, 2009, we funded a $0.9 million capital call to the US Debt Fund, reducing our remaining unfunded capital commitment to $5.7 million.

On December 4, 2008, we, JER Fund IV and CalPERS entered into an amendment to the US Debt Fund’s amended and restated limited partnership agreement (the “LPA”) with CalPERS extending the US Debt Fund’s commitment period for an additional one year period, from December 11, 2008 to December 11, 2009. In addition, pursuant to the amendment, the US Debt Fund’s general partner is not required by the LPA to allocate new investment opportunities to the US Debt Fund. Finally, the amendment provides that commencing on December 11, 2008 through and including December 11, 2009, the management fee payable by CalPERS to the US Debt Fund’s general partner shall be calculated to (i) include CalPERS’ pro-rata share of the outstanding principal balance on the US Debt Fund’s revolving credit facility with WestLB AG New York Branch and (ii) exclude CalPERS’ pro-rata share of unrestricted cash and cash equivalents held by the US Debt Fund.

The US Debt Fund invests in loans secured, directly or indirectly, by real estate, including, B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products such as CMBX and credit default swaps (the “Targeted Investments”). Excluded investments from the US Debt Fund include non-performing loans, fee-simple ownership interests in real estate, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by us or JER Fund IV, and net leased real estate assets.

Other investments. We had no B-Notes, bridge loans, preferred equity, or loans to real estate companies at December 31, 2008.

Capital and Leverage Policies

Our financing strategy focuses on the use of match-funded financing structures such as CDOs, although it is unclear when, if ever, the market for CDO financing structures will re-emerge. Prior to contributing assets to a CDO, we typically financed assets through short-term repurchase agreements. In addition, we seek to match fund our assets with like-kind debt (i.e., fixed-rate assets are financed with fixed-rate debt or floating rate debt that has been swapped to fixed rate payments, and floating-rate assets are financed with floating-rate debt), through the use of hedges such as interest rate swaps and caps, or through a combination of these strategies. This strategy is designed to reduce the impact of changing interest rates on our cash flows and earnings.

Collateralized Debt Obligations. To the extent available in the market, we believe that CDO financing structures are an appropriate financing vehicle for our targeted asset classes because they enable us to lock in a long-term cost of funds and minimize the risk that we will have to refinance our liabilities prior to the maturities of our investments. At December 31, 2008, we had the following CDO notes payable ($ in thousands):

Bond Class	Outstanding Notes Payable at December 31, 2008	Fair Value of Notes Payable at December 31, 2008	Weighted Average Interest Rate at December 31, 2008	Weighted Average Life of Notes
CDO I(1)	$266,223	$60,789	3.7%	6.7
CDO II(2)	708,303	150,906	1.4%	7.3

Total	$974,526	$211,695	2.0%	7.1

(1)	Represents $119.2 million of floating and $147.0 million of fixed rate notes with a weighted average interest rate of 0.9% and 6.0%, respectively.
(2)	Represents $661.3 million of floating and $47.0 million of fixed rate notes with a weighted average interest rate of 1.1% and 5.8%, respectively.

The terms of our CDOs include certain over-collateralization and interest coverage tests, which are used primarily to determine whether and to what extent principal and interest paid on the debt securities and other assets that serve as collateral underlying the CDO may be used to pay principal and interest on the notes payable and preferred shares issued by the CDOs. In each of our CDOs, in the event that either test is not satisfied, interest and principal that would otherwise be payable on certain of the junior tranches of notes payable and preferred shares issued by the CDOs and retained by us may be redirected to repay principal on certain senior tranches of notes payable issued by the CDOs. Therefore, failure to satisfy the coverage tests could adversely affect cash flows received by us from our retained interests in the CDOs and thereby our liquidity and operating results.

CMBS downgrades generally do not affect the over-collateralization coverage test applicable to collateral in our 2005 CDO, or CDO I, unless such collateral is downgraded to “CC” or below. However, with respect to our 2006 CDO, or CDO II, collateral interests representing the majority of the face amount of downgraded CMBS are considered to be impaired for purposes of the over-collateralization coverage tests. Collateral interests, including CMBS, which have a realized loss, are also considered impaired. For CDO II, failure of the over-collateralization coverage test occurs generally when the test results fall below ranges between 100% and 140%, depending on the class of CDO II notes payable. As of December 31, 2008, due primarily to additional CMBS bond rating downgrades, CDO II could withstand approximately $184 million of incremental reductions to the face value of collateral interests before failing certain of the over-collateralization coverage tests.

On February 5, 2009, Moody’s announced that it was revising its loss methodology for CMBS and reviewing its outstanding ratings on all conduit and fusion CMBS issued in 2006, 2007 and 2008. Moody’s also announced that it expects to downgrade low-rated investment grade bonds and non-investment grade bonds by an average of five to six grades. Since its announcement, Moody’s has downgraded eight securitization transactions that serve as a portion of the collateral pool for CDO II. As a result of these downgrades, among other, certain over-collateralization coverage tests for CDO II failed with respect to the February 2009 distribution date and are projected to continue to fail for the foreseeable future.

As a result of the failure of certain over-collateralization coverage tests (i) certain interest payments normally scheduled to be allocated to the notes payable and preferred shareholders of CDO II were reallocated to the holders of the senior notes payable, and (ii) any available principal proceeds were reallocated to the holders of the senior notes payable. Consequently, we will not receive any cash flow distributions on the junior notes payable and preferred share investments retained by us and/or our affiliates in CDO II until such time, if ever, the over-collateralization coverage tests are complied with. Even if the over-collateralization coverage tests are eventually complied with, our ability to obtain regular cash payments from the assets securing CDO II is dependent upon CDO II continuing to meet interest coverage and over-collateralization coverage tests. If the February 2009 over-collateralization coverage tests for CDO II had not failed, we would have received approximately $1.0 million in interest distributions and $1.2 million in preferred share distributions on February 25, 2009. During 2008, we received approximately $28 million of net cash distributions from CDO II.

While the redirection of cash began with the February 25, 2009 distribution date, the redirection of such cash is not expected to impact the GAAP or tax treatment to us of the individual assets and liabilities related to the CDOs as we consolidate both CDOs on our balance sheet. While we believe our balance sheet reflects the fair value of the individual CDO related assets and liabilities, we believe the estimated economic value of our combined retained interest in the CDOs is less than the difference between the estimated fair values of the assets and liabilities, determined in accordance with GAAP. We estimate the economic value of the CDOs by discounting future projected cash flows on our retained interests in such CDOs.

Repurchase Agreements. To the extent available in the market, we also use short-term financing, in the form of repurchase agreements, and may use bridge loans and bank warehousing facilities, as an intermediary step prior to the implementation of long-term match-funded financing. Leverage will be utilized for the sole purpose of financing our portfolio. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our leverage policy at any time. As of December 31, 2008, we had $16.1 million outstanding under a short-term repurchase agreement with JPMorgan Securities, Inc., JPMorgan, which is secured by certain of our CMBS investments and matures in December 2009.

During the first quarter of 2009, we made $2.8 million of scheduled principal amortization payments and the outstanding balance was reduced to $13.4 million as of March 24, 2009.

If we default in the payment of interest or principal on any debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt, requiring us to immediately repay all outstanding principal. If we are unable to make such payments, our lender could force us to sell our securities or foreclose on our assets pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any of these events would likely have a material adverse effect on the price of our common stock. As of December 31, 2008, we were in compliance with all covenants and requirements under our repurchase agreement, collateralized debt obligations and junior subordinated debentures.

Junior Subordinated Debentures. In April 2007, we issued $60.0 million of trust preferred securities through our unconsolidated subsidiary (the “Trust”). Concurrently, we issued $61.9 million in junior subordinated debentures to the Trust and made a $1.9 million common equity investment in the Trust. The trust preferred securities have a 30-year term ending April 2037, are redeemable at par on or after April 30, 2012 and currently pay distributions at a fixed rate of 7.2%.

Reverse Stock Split and Stock Dividend. All figures in this paragraph reflect the 1-for-10 reverse stock split effected by us on February 20, 2009. On December 16, 2008, our board of directors approved the declaration of a total common stock dividend of $8.80 per share, consisting of a regular quarterly dividend on our common stock of $3.00 per common share for the quarter ending December 31, 2008 as well as a special 2008 dividend of $5.80 per common share (together the “2008 Year End Dividend”). The 2008 Year End Dividend was payable in a combination of cash and shares of our common stock. The 2008 Year End Dividend consisted of approximately $2.3 million in cash and 2,397,891 (as adjusted) shares of common stock and was paid on January 30, 2009 to common stockholders of record on December 30, 2008.

On February 13, 2009, the board of directors approved the declaration of a 1-for-10 reverse stock split effective February 20, 2009. As of March 27, 2009, 4,987,994 shares were outstanding after the impact of the stock dividend and reverse stock split. All share and per share amounts included in this Annual Report on Form 10-K have been restated to reflect the 1-for-10 reverse stock split effected by us on February 20, 2009, unless otherwise noted.

Common Stock Delisting by the New York Stock Exchange (“NYSE”). On March 26, 2009, we received written notice from the NYSE that we were not in compliance with the NYSE’s continued listing standards applicable to us requiring that we maintain a 30-day trailing average global equity market capitalization of at least $15.0 million (this standard has temporarily been lowered from $25.0 million through June 30, 2009). The NYSE will permanently suspend trading of our common stock prior to the market open on April 1, 2009. As of April 1, 2009, the trading of the Company’s common stock will occur on the over-the-counter, or OTC, market. As a result, we expect that the liquidity and market price of our common stock may decline.

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

We intend to utilize a variety of financial instruments, including interest rate swaps, caps, options, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our cash flow and earnings. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses. At times, we may have interest rate swap maturities or notional balances that do not correspond with outstanding floating rate debt balances, debt maturity dates or amounts. Moreover, with respect to certain of the instruments used as hedges, we are exposed to the risk that the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position. In addition, these derivatives contain certain credit risks to the extent that our counterparties are unable to fulfill their obligations under the terms of the applicable agreements. We seek to minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. If we anticipate that the income from such hedging transaction could adversely affect our compliance with the REIT qualification requirements, we may conduct part or all of our hedging activities through a corporate subsidiary that will be fully subject to federal corporate income taxation (a taxable REIT subsidiary).

The following table presents our pay-fixed interest rate swaps related to our CDOs and current short-term and anticipated future indebtedness as of December 31, 2008 and 2007, respectively ($ in thousands):

Trade Date	Effective Date	Entity	Termination Date	Initial Notional Balance	Notional Balance at December 31,		Ending Notional Balance	Fair Value at December 31,		Pay-Fixed Interest Rate
					2008	2007		2008(4)	2007
October 2005	November 2005(1)	CDO I	June 2015	$109,977	$109,977	$109,977	$5,697	$(17,545)	$(4,107)	4.9%
September 2006	October 2006(2)	CDO II	August 2016	386,324	303,126	340,047	219,929	(49,551)	(12,860)	5.1%
September 2006	October 2009(2)	JER Investors Trust Inc.	August 2016(8)	—	—	—	80,071	(3,536)	(1,056)	5.2%
February 2007	October 2007(2)	JER Investors Trust Inc.	October 2014(8)	—	83,198	46,277	85,024	(7,490)	(3,719)	5.1%
January 2007	November 2007(3)(6)	JER Investors Trust Inc.	December 2016(8)	100,000	40,000	100,000	40,000	(6,209)	(6,185)	5.3%
February 2007	November 2007(5)	JER Investors Trust Inc.	June 2008	45,000	—	45,000	—	—	(2,079)	5.0%
February 2007	November 2007(3)(7)	JER Investors Trust Inc.	February 2017(9)	26,000	19,500	26,000	19,500	(3,714)	(1,244)	5.1%
March 2007	November 2007(3)	JER Investors Trust Inc.	January 2017(8)	40,000	40,000	40,000	40,000	(3,939)	(1,631)	5.0%

				$707,301	$595,801	$707,301	$490,221	$(91,984)	$(32,881)

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

(3)

Swaps related to our current and future anticipated financings were intended to hedge future long-term floating rate debt and is not considered probable as of December 31, 2008 and as a result, the fair value at December 31, 2008 of $(13.9) million has been recorded in other gains (losses) in the consolidated statement of operations during the year ended December 31, 2008.

(4)

The settlement amount of our interest rate swap liabilities was $(110.7) million as of December 31, 2008. This liability is partially offset by a $18.7 million credit valuation adjustment as of December 31, 2008 due to the SFAS No. 157 requirement to incorporate a credit valuation allowance for our and our counterparty’s credit rating to arrive at fair value.

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

(7)

In connection with the transfer of real estate loans classified as held for sale and repayment of the related floating rate financing, we partially terminated $6.5 million of notional balance on a swap with an initial notional balance of $26.0 million and paid swap termination costs of $1.5 million.

(8)

On February 27, 2009, we agreed to terminate these interest rate swaps and replace them with a new seven-year fixed rate-for-fixed rate swap agreement. We are obligated to pay a fixed monthly payment amount of $0.4 million to National Australia Bank Limited from March 2009 through March 2016, with such payments commencing in April 2009.

(9)	The counterparty terminated this swap on February 23, 2009. We paid the counterparty $3.3 million in connection with the termination.

Investment Process

Currently, due to our liquidity position, we are unable to pursue our investment strategy. Should our liquidity improve we may, in the future, continue to execute on our historical investment strategy.

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

Our Investment Committee. Our investment committee is comprised of Mark Weiss, our president and a member of our board of directors, Keith Belcher, vice chairman of our board of directors and executive vice president, Tae-Sik Yoon, our executive vice president, Daniel Ward, our secretary, and Frank Small, managing director of the US funds business of the J.E. Robert Company. Our investment committee has authority delegated by our board of directors to authorize transactions consistent with our investment guidelines. Any transaction deviating in a material way from these guidelines must be approved by our board of directors unless otherwise delegated by the board. In addition, transactions above a certain size must be approved by the Global Investment Committee of the J.E. Robert Company (the “Global Investment Committee”). Members of the Global Investment Committee include Joseph E. Robert, chief executive officer of the J.E. Robert Company, Mark Weiss, our president and member of the board of directors, Tae-Sik Yoon, our executive vice president, Daniel Ward, our secretary, Keith Belcher, vice chairman of our board of directors and executive vice president, Marcelo Horcel, managing director of Latin American investment management of the J.E. Robert Company and Alex Gilbert, managing director of US investment management of the J.E. Robert Company.

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

Cash Collections. To the extent possible, we enter into cash collection and lock box agreements.

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

Recovery Strategies. To the extent a default occurs with respect to an investment, our manager is responsible for recommending and implementing the appropriate recovery strategy in order to produce the highest net present value recovery. This may include demand for payment, forbearance, modification, compromise, deed-in-lieu of foreclosure, foreclosure and litigation. Typically, a number of alternatives can then be compared on a net present value basis and consideration given to the risks related to executing each alternative. We believe that our manager’s real estate operating and distressed debt workout management experience put us in a strong position to manage defaults or other problems that may arise with our investments.

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

Management Agreement Term and Termination Rights

The management agreement (i) had an initial term of two years from June 4, 2004, (ii) was automatically renewed for two one-year terms until June 4, 2008, (iii) was automatically renewed through June 4, 2009 and (iv) will be automatically renewed for one-year terms thereafter unless terminated by either us or our manager. The management agreement does not limit the number of renewal terms. Our manager must be provided 180 days prior notice of any termination without cause or non-renewal of the agreement and under those circumstances will be paid a termination fee, within ninety days of termination, equal to four times the sum of our manager’s base management fees and incentive fees for the 12-month period preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. In addition, following any termination of the management agreement, we must pay our manager all compensation accruing to the date of termination. We also may not assign the management agreement in whole or in part to a third party without the written consent of our manager.

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

Base Management Fee. We have paid our manager a base management fee monthly in arrears in an amount equal to 1/12 of the sum of (i) 2.0% of the first $400 million of our equity, (ii) 1.5% of our equity in excess of $400 million and up to $800 million and (iii) 1.25% of our equity in excess of $800 million. For purposes of calculating the base management fee, our equity equals the month-end value, computed in accordance with generally accepted accounting principles, of our stockholders’ equity, adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income. Our manager uses the proceeds from its management fee in part to pay compensation to J.E. Robert Company. The J.E. Robert Company uses such proceeds, in part, to compensate officers and employees provided to us by J.E. Robert Company through our manager who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. We have in the past and may continue in the future to award grants pursuant to the Incentive Plan to such officers and employees as well as officers and employees of J.E. Robert Company subject to the discretion of our compensation committee and approval by our board of directors.

During the year ended December 31, 2008, we incurred $6.7 million in base management fees in accordance with the terms of our management agreement.

Incentive Compensation. Our manager is entitled to receive quarterly incentive compensation pursuant to the terms of the management agreement with us. The purpose of the incentive compensation is to provide an additional incentive for our manager to achieve and exceed targeted levels of Funds From Operations and to increase our stockholder value. Historically, our manager has been entitled to receive quarterly incentive compensation in an amount equal to the product of:

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

Effective January 1, 2008, we adopted SFAS 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of SFAS No. 155, which permits entities to measure at fair value certain financial assets and liabilities (the “Designated Accounts”). Our balance sheet will reflect the fair value of the Designated Accounts as of January 1, 2008, and unrealized gains (or losses) on such Designated Accounts will be recorded on our income statement beginning with the quarter ending March 31, 2008. On March 6, 2008, we and our manager amended the definition of Funds From Operations in the management agreement to exclude the impact of unrealized depreciation and/or appreciation so that our adoption of SFAS No. 159 does not alter the intended mechanism used to calculate the incentive fees payable to the manager.

Pursuant to the calculation formula, if Funds From Operations increases and the weighted average share price and shares of Common Stock outstanding remain constant, the incentive fee will increase.

During the year ended December 31, 2008, we incurred no incentive management fees in accordance with the terms of the management agreement.

Reimbursement of Expenses. We pay all of our operating expenses. The expenses required to be paid by us include, but are not limited to, transaction costs related to the acquisition, disposition and financing of our investments, legal and auditing fees and expenses, the compensation and expenses of our independent directors, the costs associated with our establishment and maintenance of any credit facilities and other indebtedness (including commitment fees, legal fees, closing costs and similar expenses), expenses associated with other securities offerings by us, expenses relating to the payment of dividends, costs incurred by personnel of J.E. Robert Company for travel on our behalf, costs associated with any computer software or hardware that is used primarily for us, all taxes and license fees and all insurance costs incurred by us. In addition, we pay to our manager allocable overhead reimbursements for our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of J.E. Robert Company and its affiliates required for our operations.

In November 2006, effective retroactively to January 1, 2006, the independent members of the board of directors approved an amendment to the management agreement to provide that in 2007 and in each calendar year thereafter, subject to approval by the independent members of the board of directors, the allocable overhead reimbursement will be $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index (the “CPI”) for the applicable year over the CPI for the calendar year 2006. For each of the years ended December 31, 2008, 2007 and 2006, overhead reimbursements were approximately $0.5 million. Our manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on our behalf. If such services are provided by our manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants or other third parties on an arm’s length basis. In accordance with the provisions of our management agreement, we recorded reimbursements for overhead and other services provided by our manager aggregating $0.6 million during the year ended December 31, 2008.

In addition, under the management agreement, our manager may engage J.E. Robert Company or its affiliates to perform certain legal, accounting, due diligence, asset management, securitization, property management, brokerage, loan servicing, leasing and other services that outside professionals or outside consultants otherwise would perform on our behalf. J.E. Robert Company and its affiliates may be reimbursed or paid for the cost of performing such tasks, provided that such costs and reimbursements are no greater than those that would be paid to outside professionals or consultants on an arm’s-length basis. In addition, our manager is reimbursed for any expenses incurred in contracting with third parties. In addition, each CMBS securitization requires that a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. As our manager does not have special servicer status, it appoints J.E. Robert Company or another entity that has special servicer status as the special servicer whenever we acquire a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company earned $4.2 million in fees as special servicer during the year ended December 31, 2008 as a special servicer on the CMBS issuances where we own the first-loss position. All fees due to J.E. Robert Company as special servicer are paid either by the securitization vehicle or the borrower and not directly by us, and such fees are consistent with traditional, well established market standards and are set as part of the arm’s-length negotiation to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company may reduce the amounts available to pay us pursuant to the terms of the applicable CMBS trusts.

Except as set forth above regarding reimbursable expenses, our manager is responsible for all costs related to the performance of its duties under the management agreement, including the employment compensation of J.E. Robert Company personnel who perform services for us pursuant to the management agreement.

Incentive Awards. All figures in the following discussion reflect the 1-for-10 reverse stock split effected by us on February 20, 2009. On the date of consummation of the private placement in June 2004, we granted 33,500 shares of common stock to our manager and an aggregate of 600 shares of restricted stock to our three independent directors pursuant to the incentive plan. Subsequent to the private placement, Frank Caufield and James Kimsey joined our board of directors and in July 2004 and each was granted 200 shares of restricted stock. As of December 31, 2008, we had granted an aggregate of 4,000 shares of restricted stock and 2,805 deferred shares units to our independent directors pursuant to the incentive plan, of which 1,403 deferred share units remain unvested. In May 2006, Mark Weiss, our president, was awarded 6,000 restricted shares of common stock and 15,000 stock options on our common stock subject to vesting over five years. During 2007, we granted 13,700 shares to certain officers and employees of an affiliate of our manager. In the sole discretion of the compensation committee of our board of directors, we may from time to time grant additional equity incentive awards pursuant to the incentive plan. These awards provide a means of performance-based compensation in order to provide an additional incentive for our manager, officers, employees of J.E. Robert Company and our directors to enhance the value of our common stock in addition to the base management fee and incentive fee. These awards described above were made pursuant to the incentive plan and are subject to the maximum number of shares available for issuance (11,500 shares) under the incentive plan. As of December 31, 2008, 56,900 shares have been issued, net of forfeitures, under the incentive plan.

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

J.E. Robert Company and its affiliates currently manage and invest in other real estate-related investment entities. Our chairman and chief executive officer and two other members of our board and each of our executive officers also serve as officers of our manager and other J.E. Robert Company affiliates. Certain senior officers of J.E. Robert Company, some of whom are also our officers and directors, and their affiliates beneficially own all of the outstanding membership interests of our manager. In addition, affiliates of J.E. Robert Company, in their capacity as general partners of the JER Funds, selectively make investments in a wide range of commercial real estate equity and debt assets for various JER Funds.

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

On December 11, 2007, we and JER Fund IV, an investment fund managed by J.E. Robert Company, entered into a limited partnership agreement pursuant to which we and JER Fund IV agreed to co-manage a new private equity fund, known as JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”). The California Public Employees’ Retirement System committed $200.0 million and we and JER Fund IV each committed $10.0 million to the US Debt Fund. On March 2, 2009, we funded a $0.9 million capital call to the US Debt Fund, reducing our remaining unfunded capital commitment to $5.7 million.

The US Debt Fund invests in loans secured, directly or indirectly, by real estate, including, B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products such as CMBX and credit default swaps (the “Targeted Investments”). Excluded investments from the US Debt Fund include non-performing loans, fee-simple ownership interests in real estate, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by us or JER Fund IV, and net leased real estate assets.

During the year ended December 31, 2008, we received repayments on loans to affiliated borrowers aggregating $8.5 million. At December 31, 2008, loans to affiliated entities had an unamortized cost basis of $82.3 million, an unpaid principal balance of $82.6 million and carrying value of $54.0 million. During the year ended December 31, 2007, we invested in a first mortgage loan participation with a cost basis of $30.0 million, and two mezzanine loan participations with a cost basis of $49.4 million, where an affiliate of the manager held a controlling equity interest in the borrower. During the year ended December 31, 2006, we invested in mezzanine loans totaling $65.0 million where an affiliate of the manager held a controlling equity interest in the borrower. The acquisition of these loans to affiliated borrowers was approved by the independent members of our board of directors as required by our investment guidelines.

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

Employees/Services Agreement with J.E. Robert Company

Neither we nor our manager has any employees. We and our manager have entered into a services agreement with J.E. Robert Company to provide our manager with the personnel, services and resources necessary for our manager to perform its obligations and responsibilities under the management agreement, including due diligence, asset management and credit risk management. No employee of J.E. Robert Company will dedicate all of his or her time to us.

In connection with CDO II, one of our wholly owned subsidiaries entered into a collateral administration agreement with J.E. Robert Company, pursuant to which J.E. Robert Company has agreed to advise a wholly owned subsidiary on certain matters regarding the collateral interests and other eligible investments securing the notes issued in the CDO. J.E. Robert Company will receive fees in return for such services. J.E. Robert Company have historically receive two fees payable on a monthly basis, with the first fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the second fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture agreement, each fee payable with different priorities as set forth in the applicable indenture. This agreement was approved by the independent members of our board of directors. For the year ended December 31, 2008, we incurred $1.5 million in collateral administration fees pursuant to the agreement which are included in general and administrative expenses in the accompanying consolidated statement of operations. Since the February 2009 distribution date, J.E. Robert Company has not been entitled to receive the subordinate collateral administration fee, and will not again be entitled to receive such fee until certain over-collateralization coverage tests are again complied with.

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

Neither the SEC nor its staff has published guidance stating that CMBS are Qualifying Real Estate Assets. When we or any of our subsidiaries rely on Section 3(c)(5)(C), we generally intend to satisfy the requirements of

Section 3(c)(5)(C) by investing at least 55% of our assets in CMBS that are Qualifying Real Estate Assets as described in the preceding paragraphs. If we transfer part or all of any such class, we will no longer treat that class or any class senior to that class as a Qualifying Real Estate Asset. In addition from time to time, we may acquire other real estate investments that are Qualifying Real Estate Assets, such as real estate assets, mortgages and agency or privately issued whole pool certificates, and may treat other classes of CMBS as Qualifying Real Estate Assets.

The staff of the SEC has not defined Real Estate Related Assets. Based on existing staff pronouncements, we view Real Estate Related Assets more broadly than Qualifying Real Estate Assets. Real Estate Related Assets generally would include noncontrolling debt and equity securities issued by companies engaged in real estate business, such as REITs, and agency and privately issued partial pool certificates that are not otherwise treated as Qualifying Real Estate Assets, including interests in a CMBS issuance acquired by us that does not satisfy the requirements set forth above. In accordance with SEC Staff guidance, we currently treat certain senior real estate mezzanine loans as Qualifying Real Estate Assets. We currently consider all other real estate mezzanine loans that we acquire to be Real Estate Related Assets, although we may treat these assets as Qualifying Real Estate Assets if the SEC or its staff expresses a view that such assets are Qualifying Real Estate Assets.

With respect to our investment in B-Notes, we take the position that B-Notes are Qualifying Real Estate Assets or Qualifying B Notes, where (i) the B-Note is a participation interest in a mortgage loan that is fully secured by real property; (ii) we have the right to receive a proportionate share of the interest and the principal payments made on the mortgage loan by the borrower, and that our returns on the B-Note are based on such payments; (iii) we invest in the B-Note only after performing the same type of due diligence and credit underwriting procedures that we would perform if we were underwriting the underlying mortgage loan; (iv) we have approval rights in connection with any material decisions pertaining to the administration and services of the loan and with respect to any material modification to the loan agreements; and (v) in the event that the loan becomes non-performing, we have effective control over the remedies relating to the enforcement of the mortgage loan, including ultimate control of the foreclosure process, by having the right to: (a) appoint the special servicer to manage the resolution of the loan; (b) advise, direct or approve the actions of the special servicers; (c) terminate the special servicer at any time with or without cause; (d) cure the default so that the mortgage loan is no longer non-performing; and (e) purchase the corresponding A-Note at par plus accrued interest, thereby acquiring the entire mortgage loan.

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

Hedging Activities

We have entered into interest rate swap agreements to attempt to reduce the interest rate risk on our indebtedness. For a further description, see “Management’s Discussion & Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.” In the future, we may enter into similar arrangements to protect our investment portfolio from interest rate fluctuations and other changes in market conditions. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk as our manager determines is in the best interest of our stockholders, given the cost of such instruments and the need to maintain our status as a REIT. In general, income from hedging transactions does not constitute qualifying income under current law for purposes of the REIT gross income requirements. To the extent, however, that we enter into a hedging transaction to reduce interest rate risk on indebtedness incurred to acquire or carry real estate assets or to manage foreign currency risk with respect to income that is otherwise qualifying income for purposes of the REIT gross income requirements and we satisfy certain identification requirements with respect to such transaction, any income or gain that we derive from the transaction would be excluded from gross income for purposes of the REIT gross income tests. If we were to terminate an interest rate swap prior to maturity the gain, if any, realized from the termination would be excluded from gross income for purposes of the REIT gross income tests. Our manager may elect to have us bear a level of interest rate risk that could otherwise be hedged when it believes, based on all relevant facts, that bearing such risk is advisable.

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

ITEM 1A.    RISK FACTORS

Risks Relating to Our Ability to Continue as a Going Concern

Our current financial condition raises substantial doubt regarding our ability to continue as a going concern. However, our consolidated financial statements are presented on a going concern basis.

Our consolidated financial statements are presented in this report on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As a result of our current available cash, the redirection of cash flow from CDO II, and the December 2009 maturity of our repurchase agreement with JPMorgan, there is substantial doubt about our ability to continue as a going concern. While we have prepared our consolidated financial statements on a going concern basis, if we are unable to successfully extend the maturity date of our repurchase agreement borrowings, reduce operating expenses, sell assets, or receive additional funding, our ability to continue as a going concern may be impacted. In addition, should our repurchase agreement lender demand immediate repayment of all of our obligations under such agreement, we will likely be unable to pay such obligations. In such event, we may have to recapitalize, refinance our obligations, sell some or all of our assets or seek to reorganize under Chapter 11 of the United States Bankruptcy Code. Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business adversely impacting amounts actually realized relative to our financial statements. In addition, our ability to continue as a going concern will be dependent upon our ongoing asset performance and our ability to generate positive operating cash flow. No assurance can be given that we will be successful in achieving any of these steps or restructuring these arrangements on acceptable terms. The Company’s consolidated financial statements included in this Form 10-K do not reflect any adjustments that might specifically result from the outcome of this uncertainty.

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

Under our repurchase agreements, we may be required to post significant amounts of cash collateral to satisfy our margin requirements and scheduled amortization due to lower collateral values or declines in advances rates from lenders or to repurchase securities upon the occurrence of certain events.

We finance certain of our investments with repurchase agreements that are subject to margin calls. Under the terms of the repurchase agreements, the value of assets underlying the debt is marked-to-market by the counterparty at its discretion, as frequently as on a daily basis. If the value of the underlying asset declines, the counterparty has the ability to require us to post additional margin—cash or other liquid collateral—to compensate for the decline in value of the asset. (Conversely, if the value of the underlying asset increases, a portion of the margin we previously posted may be returned to us.) During the year ended December 31, 2008, such margin calls and scheduled amortization totaled $135.4 million, comprised of $25.4 million related to the decrease in advance rates from lenders, $107.2 million related to the decline in value of underlying collateral in the investments and $2.8 million related to scheduled amortization payments under our repurchase agreement with JPMorgan. Subsequent to December 31, 2008 and through March 30, 2009, there have been $2.8 million of scheduled amortization payments. Given the current volatility in the capital markets, we cannot predict changes in the market value of collateral and potential margin call requirements.

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

If the counterparty to our repurchase agreement becomes insolvent or otherwise defaults on its obligation to resell the underlying securities back to us at the end of the transaction term, we may lose money on such repurchase transaction.

We finance a meaningful portion of our investments with a repurchase agreement, which is a financing facilities with counterparties through which particular assets are financed as discrete “transactions.” Under the terms of such transaction, we sell an asset to the counterparty for a specified price and concurrently agree to repurchase the same security from our counterparty at a later date. We make periodic payments to the counterparty during the term of the repurchase agreement serving as the equivalent of paying interest to the counterparty in return for extending financing to us. If the counterparty becomes insolvent or otherwise defaults on its obligation to resell the securities back to us, we may fail to recover the full value of our asset that is financed with the repurchase agreement, and thereby incur a loss on the repurchase transaction. Any realized losses we incur on our repurchase agreement will adversely affect our earnings, and thus our cash available for distribution to our stockholders.

Lenders may require us to enter into restrictive covenants relating to our operations.

When we obtain financing, lenders impose restrictions on us that affect our ability to incur additional debt, our ability to make distributions to stockholders and our flexibility to determine our operating policies. Loan documents we execute may contain negative covenants that, among other things, limit the amount of leverage that we may employ, require that we maintain certain interest and fixed charge coverage ratios, require that we maintain a certain minimum tangible net worth, limit our recourse indebtedness, limit our ability to distribute more than a certain amount of our funds from operations and require us to hedge our interest rate exposure. At December 31, 2008, we were in compliance with all covenants and requirements under our repurchase agreements. If we are not in compliance with any of our covenants, there can be no assurance that our lenders would waive such non-compliance in the future and any such non-compliance could have a material adverse effect on us.

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

We intend to leverage our assets through borrowings, generally through the use of bank credit facilities, repurchase agreements, the issuance of collateralized debt obligation transactions, or CDOs, and long-term corporate indebtedness. The percentage of leverage varies depending on our ability to obtain credit facilities and the lender’s estimate of the stability of the portfolio’s cash flow and the market value of the underlying collateral. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired. As of December 31, 2008, we had outstanding indebtedness with a cost basis totaling $974.5 million related to the CDO issuances in October 2006 and November 2005 and $16.1 million outstanding under our repurchase agreements and $61.9 million of junior subordinated debentures outstanding. See “Capital and Leverage Policies” for a discussion of CDOs and repurchase agreement financing arrangements.

Our debt service payments reduce cash available for distribution to stockholders. For the year ended December 31, 2008, $65.8 million of debt service, excluding principal repayments and margin calls, was paid primarily related to our repurchase agreements, CDOs and junior subordinated debentures. Principal and scheduled amortization repayments on our repurchase agreements resulting from declines in the estimated value of collateral and lower advance rates from lenders on such collateral aggregated $135.4 million in the year ended December 31, 2008 and scheduled amortization payments were $2.8 million from January 1, 2009 through March 30, 2009. We may not be able to meet our debt service obligations including periodic margin calls and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations.

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

Our primary interest rate exposures relate to our floating rate loans and variable-rate debt, as well as our interest rate swaps that we utilize for hedging purposes. Changes in interest rates will affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Changes in the level of interest rates also may affect our ability to originate and acquire assets, the value of our assets and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates. In a period of rising interest rates, our interest expense could increase, while the interest we earn on our fixed-rate debt investments would not change, adversely affecting our profitability. Based on our cost basis, as of December 31, 2008, 44.6% of our investments had fixed rate terms and 24.3% of our debt had fixed rate terms (approximately 30.4% reflecting the effect of pay fixed interest rate swaps outstanding at December 31, 2008). At December 31, 2008, the Company had $275.0 million of floating rate assets and $796.6 million of floating rate debt all tied to LIBOR, resulting in net floating rate liabilities of $521.6 million. This exposure has been hedged with $595.8 million of pay fixed interest rate swaps based on notional balances in effect at December 31, 2008 thereby reducing exposure to interest rate fluctuations to approximately $74.2 million of net assets. See “Capital and Leverage Policies” and “Capital and Interest Rate Risk Management.”

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

At December 31, 2008, our interest rate swaps substantially mitigate the impact of an interest rate increase on net earnings and cash flows although changes in interest rates will generally impact our net income. All of our floating rate assets and liabilities are tied to USD-LIBOR or a different applicable base rate, subject, in some cases, to certain caps or limitations. The following table shows the estimated change in net income for a 12-month period based on changes in the applicable USD-LIBOR rates applied to floating rate assets, liabilities and interest rate swaps outstanding as of December 31, 2008:

LIBOR Rate Change (Basis Points)	Estimated Increase (Decrease) in Net Income Over 12 Months at December 31, 2008(1)(2)(3)
(in thousands)
-150	$ (371)
-50	(371)
50	371
150	1,113

(1)

Estimated increased (decrease) in net income over next twelve months does not consider the impact of SFAS No. 159 adoption, effective January 1, 2008 or any future changes in advance rates and spreads on borrowing arrangements.

(2)

As a result of the interest rate swap restructurings and terminations subsequent to December 31, 2008, the estimated increase (decrease) in net income over the next twelve months at December 31, 2008 based on interest rate changes of (150), (50), 50 and 150 basis points is $543, $543, $(543) and $(1,628), respectively.

(3)	At December 31, 2008, the 1-month LIBOR rate was approximately 44 basis points. This analysis is presented assuming LIBOR will exceed 0 basis points.

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

We intend to finance our real estate securities and loans on a long-term basis, such as through the issuance of CDOs, to the extent such financing is available. Prior to the issuance of our CDOs, we finance our investments with relatively short-term credit facilities. We use these short-term facilities to finance the acquisition of real estate securities until a sufficient quantity of securities is accumulated, at which time we refinance these facilities with CDO issuances. To the extent available in the market, we expect to follow a similar process to finance our future growth. As a result, we are subject to the risk that we will not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CDO issuance. We also bear the risk that we will not be able to obtain short-term credit facilities or may not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible securities for a long term financing. Inability to renew our short-term credit facilities may require us to seek more costly financing for our investments or to liquidate assets. In addition, conditions in the capital markets may make the issuance of a CDO unavailable or less attractive to us when we do have a sufficient pool of collateral. If we are unable to issue a CDO to finance these assets, we may be required to seek other forms of potentially less attractive financing or otherwise to liquidate the assets. In fact, at this time the CDO market is effectively closed.

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

The failure to comply with CDO coverage tests has a negative impact on our cash flow.

The terms of both of our CDOs include coverage tests, including over-collateralization and interest coverage tests, used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral debt securities and other assets may be used to pay principal of and interest on the subordinate classes of bonds in the applicable CDO. In the event the coverage tests are not satisfied, interest and principal that would otherwise be payable on the subordinate classes may be re-directed to pay principal on the senior bond classes. Therefore, failure to satisfy the coverage tests could adversely affect cash flows received by us from the CDOs and thereby our liquidity and operating results. As of December 31, 2008, none of the collateral debt securities or other assets in the applicable CDOs is in a condition that would cause expedited amortization.

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

Maintenance of our Investment Company Act exemption imposes limits on our operations.

We conduct our operations so as not to become regulated as an investment company under the Investment Company Act. We believe that there are a number of exemptions under the Investment Company Act that may be applicable to us. The assets that we may acquire, therefore, are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act. In addition, we could, among other things, be required either (a) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could adversely affect us and the market price for our stock.

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

CMBS evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the mortgage backed securities we invest in are subject to all of the risks of the underlying mortgage loans. For our 26 CMBS investments, 21 are investments in conduit issuances between 2004 and 2007 in which JRT owns the first-loss position. For the 21 first-loss CMBS positions which are collateralized by approximately 3,500 loans with an aggregate outstanding principal balance of approximately $48 billion, the 60 day delinquency rate based on the most recent remittance reports as of December 31, 2008 was 0.83%. As of March 27, 2009, including transfers and returns subsequent to December 31, 2008, 104 loans totaling approximately $1.2 billion are being managed by the Special Servicer, which is an affiliate of the J.E Robert Company. Of the $1.2 billion of loan balances in special servicing, 33 loans totaling $251.4 million are current, 6 loans totaling $40.6 million has been foreclosed upon and 65 loans totaling $862.9 million are delinquent and are in monetary default. The balance of the 71 loans that are either delinquent or have been foreclosed represent approximately 1.9% of the total loan balance collateralizing the 21 related CMBS investments in which the Company has an interest.

With respect to our CMBS investments where we are not in the first-loss position, one of our CMBS investments is in a Re-Remic which is collateralized by multiple bond classes from individual securitizations that were issued from 1997 to 2003. As of the most recent remittance report as of December 31, 2008, the total underlying loan pool principal balance collateralizing the individual securitizations totals approximately $10.2 billion with delinquent loans representing approximately 4.3% of the outstanding pool balance. 3 of our CMBS investments are in the BB, BB+ and BBB- classes of trusts issued between 2005 and 2007 and as of the most recent remittance reports as of December 31, 2008, the total outstanding principal balance of these loan pools serving as collateral for the trusts was approximately $9.5 billion, with delinquent loans representing 43 basis points of the outstanding pool balance. One of our CMBS investments is in the BB- class of a trust that was issued in 1998 and as of the most recent remittance report as of December 31, 2008, the outstanding balance of the loan pool serving as collateral for the trust was approximately $373 million, with delinquent loans representing 5.1% of the outstanding pool balance.

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

The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of or actual economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying mortgage backed securities to make principal and interest payments or to refinance may be impaired. In this case, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities. As of December 31, 2008, $185.1 million, or approximately 37.3%, of the cost basis of our investment portfolio consisted of non-investment grade subordinated CMBS.

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

Investments in mezzanine loans take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property. These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become unsecured as a result of foreclosure by the senior lender. In certain cases, borrowers may be able to make an accrual election whereby they forego making cash interest payments in exchange for accruing interest at a higher rate resulting in a mismatch in taxable income, cash flow from operations and cash available for distributions to shareholders. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the property owning entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. As a result or accrual elections, bankruptcy and borrower defaults, we may not recover some or all of our investment, which could result in losses. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. As of December 31, 2008, $226.6 million, or approximately 45.7%, of the cost basis of our portfolio consisted of mezzanine loans.

The B-Notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

A B-Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. B-Notes reflect similar credit risks to comparably rated commercial mortgage backed securities. However, since each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-Note investment. The higher risks associated with our subordinate position in our B-Note investments could subject us to increased risk of losses. As of December 31, 2008, we had no B-Note investments.

Bridge loans involve a greater risk of loss than traditional mortgage loans.

We may provide bridge loans secured by first lien mortgages on a property to borrowers who are typically seeking short-term capital to be used in an acquisition or renovation of real estate. The borrower has usually identified an undervalued asset that has been under-managed or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment. As of December 31, 2008, we had no bridge loan investments.

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

We may make preferred equity investments. Preferred equity investments are subordinate to debt financing and are not secured. Should the issuer default on our investment, we would only be able to proceed against the entity that issued the preferred equity in accordance with the terms of the preferred security, and not any property owned by the entity. Furthermore, in the event of bankruptcy or foreclosure, we would only be able to recoup our investment after any lenders to the entity are paid. As a result, we may not recover some or all of our investment, which could result in losses. As of December 31, 2008, we had no preferred equity investments.

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

These risks may adversely affect the value of outstanding REIT debt securities and the ability of the issuers thereof to repay principal and interest or make dividend payments, which could reduce our ability to make distributions to our stockholders. At December 31, 2008, we had no investments in REIT debt securities.

Investments in net lease properties may generate losses.

We invest in net leased real estate assets. The value of our investments and the income from our investments in net lease properties will depend upon the ability of the applicable tenant to meet its lease obligations and to maintain the property under the terms of the lease. If a tenant fails to meet its lease obligations or becomes unable to so maintain a property, we will be subject to all risks associated with owning real estate. In addition, under many net leases the owner of the property retains certain obligations with respect to the property, including among other things, the responsibility for maintenance and repair of the property, to provide adequate parking, maintenance of common areas and compliance with other affirmative covenants in the lease. If we were to fail to meet these obligations, the applicable tenant could abate rent or terminate the applicable lease, which may result in a loss of our capital invested in, and anticipated profits from, the property. In addition, we may find it difficult to lease property to new tenants that may have been suited to the particular needs of a former tenant. As of December 31, 2008, we had no investments in joint ventures.

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

We may purchase CMBS denominated in foreign currencies. We expect that our exposure, if any, would be principally to the British pound and the euro. A change in foreign currency exchange rates may have an adverse impact on returns on our non-dollar denominated investments. Although we may hedge our foreign currency risk, subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. Investments in foreign countries also subject us to risks of multiple and conflicting tax laws and regulations and political and economic instability abroad, which could adversely affect our receipt of interest income on these investments. At December 31, 2008, we had no investments in non-US dollar denominated securities.

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

Credit ratings assigned to our investments are subject to ongoing evaluation and we cannot assure you that the ratings currently assigned to our investments will not be downgraded or that they accurately reflect the risks associated with those investments.

Some of the debt securities in which we invest are rated by S&P, Moody’s and/or Fitch. Rating agencies rate these investments based upon their assessment of the perceived safety of the receipt of principal and interest payments from the issuers of such debt securities. Credit ratings assigned by the rating agencies may not fully reflect the true risks of an investment in such securities. Also, rating agencies may fail to make timely adjustments to credit ratings based on recently available data or changes in economic outlook or may otherwise fail to make changes in credit ratings in response to subsequent events, so that our investments may in fact be better or worse than the ratings indicate. We try to reduce the impact of the risk that a credit rating may not accurately reflect the risks associated with a particular debt security by not relying solely on credit ratings as the indicator of the quality of an investment. We make our acquisition decisions after factoring in other information, such as the discounted value of a security’s projected future cash flows. However, our assessment of the quality of an investment may also prove to be inaccurate and we may incur credit losses in excess of our initial expectations.

Credit rating agencies may also change their methods of evaluating credit risk and determining ratings on securities backed by real estate loans and securities. These changes have increased in frequency over the past year and in the future may occur quickly and often. For example, Moody’s recently announced that it was revising its loss methodology for CMBS and reviewing its outstanding ratings on all conduit and fusion CMBS issued in 2006, 2007 and 2008. Moody’s subsequently downgraded eight securitization transactions that serve as a portion of the collateral for CDO II. On February 19, 2009, Fitch downgraded most notes payable tranches of CDO II, in addition to previous downgrades of certain notes payable tranches of CDO I. The commercial real estate mortgage finance, real estate and capital markets’ ability to understand and absorb these changes, and the impact to the securitization market in general, are difficult to predict, and such downgrades could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Rating agency downgrades have and may continue to adversely affect our cash flows.

The terms of our CDOs include certain over-collateralization and interest coverage tests, which are used primarily to determine whether and to what extent principal and interest paid on the debt securities and other assets that serve as collateral underlying the CDOs may be used to pay principal and interest on the various classes of notes payable issued by the CDOs. In the event these tests are not satisfied, interest and principal that would otherwise be payable on certain of the junior tranches of notes payable issued by the CDOs is instead redirected to pay principal on certain senior tranches of notes payable issued by the CDOs.

To date, rating agency downgrades have not generally affected the over-collateralization coverage tests applicable to collateral in CDO I, which is not affected unless its collateral is downgraded to CC or below. However, there can be no assurance that continued adverse developments in the mortgage markets and further rating agency downgrades will not cause the cash flows that otherwise would have been payable to us, as the holder of certain junior tranches of notes payable issued by CDO I, to instead be redirected to pay principal and interest on the most senior tranches of notes payable issued by CDO I, which are owned by third parties. As a result, such downgrades could have a material adverse effect on our liquidity and results of operations.

Certain over-collateralization coverage tests failed with respect to the February 2009 determination date for CDO II as a result of recent ratings downgrades and other ratings actions that have occurred since December 31, 2008. As a result, on the February 25, 2009 distribution date, approximately $2.2 million of cash from CDO II that otherwise would have been payable to us, as the holder of certain junior tranches of notes payable and preferred shares issued by CDO II, were instead redirected to pay principal and interest on certain senior tranches of notes payable issued by CDO II, which are owned by third parties. We expect that such coverage tests will continue to fail for the foreseeable future.

Apart from over-collateralization and interest coverage tests, the operative documents for the CDOs provide for certain events of default, the occurrence of which would entitle a senior class or classes of notes payable to accelerate the notes payable of such CDO and, depending upon the circumstances, require a liquidation of the collateral under then-current market conditions, which could result in higher levels of losses on the collateral and the notes payable of such CDO than might otherwise occur.

In addition, the terms of our repurchase agreement with JPMorgan provide that we are subject to margin calls based on JPMorgan’s perceived value of their collateral. Declines in perceived values of collateral could be a result of factors including, but not limited to, ratings downgrades of such collateral and changes to financial performance or perceived value of loans underlying such collateral.

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

Investment properties we have acquired and the properties underlying our investments are required to comply with the Americans with Disabilities Act and fire, safety and other regulations, which may require us or them to make unintended expenditures that adversely impact their ability to make interest payments to us and our ability to pay dividends to stockholders.

Any properties we have acquired directly, and the properties underlying our investments, are required to comply with the Americans with Disabilities Act, or the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. Government or an award of damages to private litigants, or both. While the tenants to whom we lease properties are obligated by law to comply with the ADA provisions, and we expect under our leases will be obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected and we could be required to expend our own funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition and our ability to make distributions to stockholders. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our targeted investment properties and properties underlying our investments. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our ability to make distributions to our stockholders. Further, required compliance with these rules and regulations by the owners of the properties underlying our investments may reduce their funds available to make interest payments to us.

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

Our manager is an affiliate of J.E. Robert Company, which also manages other private equity funds through other management companies. Two of these funds, JER Fund IV and the US Debt Fund (for which we serve as co-manager with JER Fund IV), have overlapping investment objectives with us. JER Fund IV invests in a wide range of commercial real estate equity and debt assets, including direct ownership of real estate, non-conduit commercial mortgage backed securities, equity securities, preferred equity and high yield debt (typically with equity participation). The US Debt Fund invests in loans secured, directly or indirectly, by real estate, including B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products such as CMBX and credit default swaps (collectively, “Targeted Investments”). We target primarily conduit commercial mortgage backed securities, mezzanine loans, net leased real estate, bridge loans, B-Notes, preferred equity, corporate loans and commercial mortgage loans. Because J.E. Robert Company makes investment decisions for us through our manager and for these other funds through certain of its other subsidiaries, there may be conflicts of interest at J.E. Robert Company as to which investment opportunities are allocated to each of fund.

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

Mr. Joseph Robert, Jr. is our chairman and chief executive officer and the chairman and chief executive officer of our manager. As of the date hereof, Mr. Robert beneficially owns a majority of the membership interests of our manager and approximately 9.8% of our common stock. As a result, Mr. Robert has significant control over us, particularly our management. Mr. Robert may exercise his influence over us and make decisions with which you may disagree.

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

We operate in a manner intended to qualify as a REIT for federal income tax purposes. Although we do not intend to request a ruling from the Internal Revenue Service (the IRS) as to our REIT status, in January 2009, we received the opinion of Skadden, Arps, Slate, Meagher & Flom LLP with respect to our qualification as a REIT. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The opinion of Skadden, Arps, Slate, Meagher & Flom LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us and our manager, including representations relating to the values of our assets and the sources of our income. The opinion is expressed as of the date issued and will not cover subsequent periods. Counsel has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, and our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis, the results of which will not be monitored by Skadden, Arps, Slate, Meagher & Flom LLP. Our ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes, and the tax treatment of participation interests that we hold in mortgage loans and mezzanine loans, may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or other issuers will not cause a violation of the REIT requirements. If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT.

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

We generally must distribute annually at least 90% of our net taxable income, excluding any net capital gain, in order for corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the requirements of the Internal Revenue Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Internal Revenue Code. Certain of our assets may generate substantial mismatches between taxable income, GAAP net income (loss) and available cash flow. For example, in 2008, we generated estimated taxable income of $32.0 million, compared to a GAAP net loss of $254.2 million, and $36.4 million of net cash provided by operating activities (per our statement of cash flows). As a result, the requirement to distribute a substantial portion of our net taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, in order to comply with REIT requirements or (iv) declare dividends payable in cash and shares of our common stock. In addition, any capital losses related to the sales of our investments may not reduce ordinary taxable income and corresponding distribution requirements to shareholders. Capital losses may only be used to offset capital gains; however, such capital losses may be carried forward to future years to offset future capital gains.

We have in the past chosen, and may in the future choose, to pay dividends in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.

We have in the past distributed, and may in the future distribute, taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Under IRS Revenue Procedure 2009-15, up to 90% of any such taxable dividend for 2008 and 2009 could be payable in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

Further, while Revenue Procedure 2009-15 applies only to taxable dividends payable in cash or stock in 2008 and 2009, it is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock in later years. Moreover, various aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

The stock ownership limit imposed by the Internal Revenue Code for REITs and our charter may restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year following our first year. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of the aggregate value of our outstanding capital stock. Our board may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. The ownership limits imposed by the tax law are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year. The ownership limits contained in our charter key off of the ownership at any time by any “person,” which term includes entities. These ownership limitations in our charter are common in REIT charters and are intended to provide added assurance of compliance with the tax law requirements, and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and mortgage backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations. Under current law, any income that we generate from derivatives or other transactions intended to hedge our interest rate or foreign currency risks will generally be treated as nonqualifying income for purposes of the REIT 95% gross income test unless specified requirements are met. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes in hedged items than we would otherwise incur.

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

Risks Related to Trading of our Common Stock

Our Common Stock will no longer be traded on the NYSE, which is expected to decrease its liquidity.

On March 26, 2009, we received written notice from the NYSE that we were not in compliance with the NYSE’s continued listing standards applicable to us requiring that we maintain a 30-day trailing average global equity market capitalization of at least $15.0 million (this standard has temporarily been lowered from $25.0 million through June 30, 2009). The NYSE will permanently suspend trading of our common stock prior to the market open on April 1, 2009. As of April 1, 2009, the trading of the Company’s common stock will occur on the over-the-counter, or OTC, market.

The delisting of our common stock may reduce its liquidity and market price compared to its liquidity and market price traded on the NYSE, as well as, our ability to attract new capital, retain, attract and motivate our directors and officers, and to compensate our manager, all of whom may receive equity awards from us as compensation.

The market price and trading volume of our common stock may be volatile.

On July 13, 2005, we completed an initial public offering of our common stock. While there has been active trading in our common stock since the initial public offering on the NYSE, we cannot assure you that an active trading market in our common stock will be sustained as our stock will begin trading on the OTC market on April 1, 2009. Even if an active trading market for our common stock continues, the market price of our common stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the purchase price you paid to acquire them. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common shares include:

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

We expect to make distributions to our stockholders in amounts such that we distribute all or substantially all of our taxable income in each year, subject to certain adjustments. We have not established a minimum distribution payment level, and our ability to make distributions may be adversely affected by the risk factors described in this report, including the possibility of a downturn in our operating results and financial performance, lack of liquidity or a decline in the value of our asset portfolio. All distributions will be made at the discretion of our board of directors and will depend on our earnings and cash flow, our financial condition, maintenance of our REIT status and other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of taxable income, such distributions would generally be considered a return of capital for federal income tax purposes.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.    PROPERTIES

J.E. Robert Company leases its principal executive and administrative offices, from which it provides services to our manager pursuant to the management agreement and the services agreement, at 1650 Tysons Blvd, Suite 1600, McLean, Virginia 22102; tel: (703) 714-8000. J.E. Robert Company and its affiliates lease additional offices in New York, California, Illinois, Connecticut, Texas, the United Kingdom, Brazil, Russia and Mexico.

ITEM 3.    LEGAL PROCEEDINGS

The Company is not party to any legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 26, 2009, we received written notice from the NYSE that we were not in compliance with the NYSE’s continued listing standards applicable to us requiring that we maintain a 30-day trailing average global equity market capitalization of at least $15.0 million (this standard has temporarily been lowered from $25.0 million through June 30, 2009). The NYSE will permanently suspend trading of our common stock prior to the market open on April 1, 2009. As of April 1, 2009, the trading of the Company’s common stock will occur on the over-the-counter, or OTC, market.

The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated, adjusted for our 1-for-10 reverse stock split effected February 20, 2009.

	High	Low	Dividends Declared Per Share
Third Quarter 2005	$190.00	$180.00	$3.00
Fourth Quarter 2005	185.10	158.40	3.33

First Quarter 2006	181.10	159.30	3.33
Second Quarter 2006	167.00	148.50	3.60
Third Quarter 2006	172.50	149.30	4.00
Fourth Quarter 2006	215.70	169.00	7.20	(1)

First Quarter 2007	215.40	166.40	4.40
Second Quarter 2007	193.30	144.60	4.49
Third Quarter 2007	151.90	80.00	4.50
Fourth Quarter 2007	135.30	83.80	11.00	(2)

First Quarter 2008	112.00	75.10	—
Second Quarter 2008	92.80	62.30	6.00
Third Quarter 2008	77.30	42.60	3.00
Fourth Quarter 2008	54.50	8.50	8.80	(3)

(1)	Includes a special cash dividend of $3.00 per share of common stock.
(2)	Includes a special cash dividend of $6.50 per share of common stock.
(3)	Includes a special dividend of $5.80 per share of common stock.

As of March 24, 2009, there were approximately 143 shareholders of record.

Before our common stock was listed on the NYSE, shares of our common stock were eligible for trading on the Private Offering, Resales and Trading through Automated Linkages Market of the National Association of Securities Dealers, Inc., the PORTAL Market. Individuals and institutions that sold shares of our common stock before our common stock was listed on the New York Stock Exchange were not obligated to report their sales to the PORTAL Market. Therefore, the last sales price that was reported on the PORTAL Market may not have been reflective of sales of our common stock that occurred and were not reported.

The table below reflects the high and low prices for trades of our shares on the PORTAL Market known to us for each of the quarterly periods indicated, adjusted for our 1-for-10 reverse stock split effected February 20, 2009.

Quarter	High	Low	Dividends Declared Per Share
First Quarter 2005(1)	$152.50	$150.00	$2.50
Second Quarter 2005(1)	$150.00	$149.00	$3.00

(1)	The high and low prices for trades of our shares on the PORTAL Market for the first and second quarter of 2005 reflect the impact of the 1-for-10 reverse stock split effected on February 20, 2009.

Dividends

We intend to continue to declare distributions on our common stock necessary to satisfy REIT requirements. No assurance, however, can be given as to the amounts or timing of future distributions, in particular the payment of regular quarterly distributions, as such distributions are subject to the discretion of our board of directors and will depend on a number of factors including; our actual results of operations; restrictions under Maryland law; the timing of the investment of our equity capital; the amount of our net cash provided by operating activities; our financial condition; our debt service requirements including margin calls and scheduled principal amortization on repurchase agreements; our capital expenditure requirements; our taxable income; the annual distribution requirements under the REIT provisions of the Internal Revenue Code; our operating expenses; and other factors our board of directors deems relevant.

Issuer Purchases of Equity Securities

During the year ended December 31, 2008, the Company did not purchase any shares of its equity securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Securities Authorized for Issuance Under Equity Compensation Plans

In June 2007, we issued to each of our five independent directors 200 shares of restricted common stock pursuant to the terms of the restricted stock grant in our Amended Nonqualified Stock Option and Incentive Award Plan (the “Amended Plan”). One half of the restricted stock granted to each of these directors vested as of the date of grant and the second half vested in June 2008. The issuance of these 1,000 shares was not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(2) thereof. As of December 31, 2008, we have granted an aggregate of 4,000 shares of restricted stock and 2,805 deferred stock units to our independent directors.

In April 2007, certain of our officers and employees of an affiliate of the manager were awarded 12,450 restricted shares of common stock pursuant to the terms of the restricted stock agreement in our Nonqualified Stock Option and Incentive Awards plan (the “Plan”). These shares are subject, in each case, to vesting over three years. 50% of these shares vest ratably over three years, subject to continued employment with affiliates of our Manager. The remaining 50% of these shares vest subject to continued employment with affiliates of our Manager and graded vesting commencing in March 2008 based on achievement of certain market conditions. As of December 31, 2008, 300 of these restricted shares had been forfeited and 2,025 have vested.

In July 2007, we granted 1,250 shares of restricted stock to an employee of an affiliate of our manager. As of December 31, 2008, 417 of these shares have vested.

In May 2006, we granted Mark Weiss, our president, 6,000 restricted shares of common stock and 15,000 stock options on our common stock under the Plan. With respect to the restricted shares of common stock, 50% of these shares vest ratably over five years, subject to continued employment with affiliates of our manager. The remaining 50% of these shares vest subject to continued employment with affiliates of our manager and graded vesting commencing in June 2009 based on achievement of certain conditions. As of December 31, 2008, 1,200 of these shares had vested. The issuance of these 6,000 shares was not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(2) thereof.

The following table sets forth our securities available for future issuance under our equity compensation plans as of December 31, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders :
The Plan	15,000	$177.50	—
The Amended Plan	2,805	N/A	131,465
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	15,000	$177.50	131,465

As of December 31, 2008, we had a total of 2,590,104 shares of common stock issued and outstanding adjusted for the effect of the February 2009 reverse stock split, and as of March 27, 2009 have 4,987,994 shares of common stock issued and outstanding adjusted for both the stock dividend and reverse stock split as outlined in the table below.

Shares at December 31, 2008	25,901,035

Shares adjusted for February 2009 reverse stock split	2,590,104

Additional shares of existing common stock issued as a result of the 2008 year end stock dividend on January 30, 2009	23,978,905

Shares adjusted for reverse stock split	2,397,891

Adjusted diluted shares of existing common stock outstanding (non-GAAP)	4,987,994

Performance Graph

Set forth below is a line graph comparing the cumulative total stockholder return on shares of our Common Stock with the cumulative total return of the SNL Finance REIT Index and the Russell 2000 Stock Index. The period shown commences on July 15, 2005, the date that our Common Stock was registered under Section 12 of the Securities Exchange Act of 1934, and ends on December 31, 2008, the end of our last fiscal year. The graph assumes an investment of $100 on July 15, 2005 and the reinvestment of any dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance. The information included in the graph and table below was obtained from SNL Financial LC, Charlottesville, Va.© 2009.

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

	For the Year Ended December 31,				For the Period from Inception (April 19, 2004) Through December 31, 2004
	2008	2007	2006	2005
Consolidated Income Statement Data:
Total revenue	$108,117	$134,641	$74,010	$36,418	$3,540
Expenses:
Interest expense	52,989	75,984	26,662	5,926	—
Management fees, affiliate	6,725	7,331	7,631	5,604	1,864
General and administrative	7,037	7,648	7,262	4,512	7,575
Incentive fees, affiliate	—	826	—	—	—
Depreciation and amortization of real estate assets	—	1,128	23	—	—

Total expenses	66,751	92,917	41,578	16,042	9,439

Other gains (losses)
Unrealized loss on financial assets financed with CDOs	(454,232)	—	—	—
Unrealized gain, net, on CDO related financial liabilities	438,046	—	—	—	—
Loss on interest rate swaps	(17,238)	—	—	—	—
Loss on impairment of CMBS	(163,017)	(4,434)	(719)	—	—
Unrealized gain (loss), net, on real estate loans held for sale	13,866	(13,866)	—	—	—
Unrealized gain (loss) on non-CDO interest rate swaps	(13,516)	—	—	—	—
Unrealized loss due to hedge ineffectiveness	—	(361)	—	5	—
Loss on sale of real estate loans held for sale	(92,541)	—	—	(821)	—
Loss on termination of non-CDO related interest rate swaps	(6,885)	—	—	—	—

Total other gains (losses)	(295,517)	(18,661)	(719)	(816)	—

Net (loss) income	$(254,151)	$23,063	$31,713	$19,560	$(5,899)

(Losses) earnings per share:
Basic	$(98.75)	$8.97	$12.35	$10.79	$(6.20)
Diluted	$(98.75)	$8.97	$12.34	$10.79	$(6.20)
Weighted average number of common shares outstanding:
Basic	2,574	2,570	2,569	1,812	951
Diluted	2,576	2,572	2,570	1,812	951
Other Data:
Dividends declared per common share	$17.80	$24.40	$18.10	$6.33	$—

	As of December 31,
	2008	2007	2006	2005	2004
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,357	$87,556	$143,443	$151,706	$1,177
Restricted cash	1,149	6,687	83,085	108	—
CMBS financed by CDOs, at fair value	180,210	562,056	747,087	304,984	—
CMBS not financed by CDOs, at fair value	42,432	155,384	43,116	111,880	167,070
Real estate loans, held for investment, at fair value at December 31, 2008 and amortized cost at December 31, 2007, 2006, 2005 and 2004, respectively	189,980	274,734	287,845	81,696	29,865
Real estate loans, held for sale, at lower of cost or fair value	—	221,599	—	—	—
Real estate assets, net	—	—	38,740	—	—
Investment in unconsolidated joint ventures	843	40,764	—	—	—
Total assets	434,801	1,376,181	1,367,961	659,176	199,679
Dividends payable	2,274	28,391	18,523	8,477	—
CDO notes payable, at fair value at December 31, 2008; face amount at December 31, 2007, 2006, 2005 and 2004, respectively	211,695	974,578	974,578	266,255	—
Repurchase agreements	16,108	261,864	—	—	39,200
Junior subordinated debentures	61,860	61,860	—	—	—
Total liabilities	388,438	1,365,383	997,980	278,606	40,890
Stockholders’ equity	46,363	10,798	369,981	380,570	158,789

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the consolidated financial statements and notes included herein. Amounts are presented in thousands except for share and per share data and as otherwise noted.

General

JER Investors Trust Inc. is a specialty finance company organized by J.E. Robert Company primarily to originate and acquire real estate debt securities and loans and fee interests in net leased real estate assets. We were formed in April 2004 and we completed our initial public offering in July 2005. We are externally managed and advised by JER Commercial Debt Advisors LLC (our “manager”), an affiliate of J.E. Robert Company. J.E. Robert Company and its affiliates is a real estate investment management firm. We capitalize on the knowledge and substantial resources of J.E. Robert Company and its affiliates attempt to take advantage of commercial real estate structured finance products. We invest primarily in loans and debt securities that we believe will yield high risk-adjusted returns. Our target investments include commercial real estate structured finance products such as commercial mortgage backed securities (commonly known as CMBS), mezzanine loans and B-Note participations in mortgage loans, as well as whole commercial mortgage loans, loans to real estate companies, preferred equity, and net leased real estate. Although we have not to date, we may also invest in single-family residential mortgages and related securities. We pursue a selective investment strategy, targeting specific transactions based on an analysis of debt structure and taking into account the underlying real estate and borrower credit risk. We are organized and conduct our operations in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

J.E. Robert Company was founded in 1981 to provide expertise to public and private financial institutions in resolving real estate loan workout situations. Since its founding, the firm has been active in numerous facets of the commercial real estate debt markets, including sourcing, due diligence, valuation, acquisition, asset management and disposition. J.E. Robert Company primarily conducts its real estate investment management activities on a global basis through a series of private equity funds, which we refer to as the JER Funds.

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

Trends

During the second half of 2007 and continuing through the first quarter of 2009, severe credit and liquidity issues in the subprime residential lending and single family housing sectors negatively impacted the asset-backed and corporate fixed income markets, as well as the equity securities of financial institutions, homebuilders and real estate companies. As the severity of residential sector issues increased, nearly all securities markets experienced decreased liquidity and greater risk premiums as concerns about the outlook for the U.S. and world economies increased. These concerns continue and risk premiums in many capital markets remain at or near all-time highs with liquidity extremely low compared to historical standards or virtually non-existent. As a result, many commercial real estate finance and financial services industry participants, including us, have reduced or eliminated new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, we are focused on actively managing credit risk and maintaining liquidity to the extent possible, however, current market conditions make it extremely difficult and challenging.

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

Going Concern: Our independent registered public accounting firm, Ernst & Young LLP, has concluded that substantial doubt exists about our ability to continue as a going concern, and has included an explanatory paragraph to describe this uncertainty in its unqualified audit report on our December 31, 2008 consolidated financial statements included in this Annual Report on Form 10-K. Our unrestricted cash balance as of March 27, 2009 was $4.0 million and our repurchase agreement borrowings were $13.4 million. Our repurchase agreement requires us to repay principal of $0.8 million per month through November 2009 with the remaining balance of $7.4 million due in December 2009. In February 2009, we were notified that $2.2 million of cash flow from CDO II that would otherwise be paid to us as holders of junior notes payable and preferred shares of CDO II, would be redirected to pay down principal on senior notes payable of CDO II as a result of CDO II failing to satisfy certain over-collateralization coverage tests due primarily to recent rating agency downgrades on certain CMBS investments that serve as collateral for CDO II. We received approximately $28 million of net cash flow from CDO II in 2008. The conditions described above led to the substantial doubt regarding the Company’s ability to continues as a going concern.

We did not include any adjustments to the consolidated financial statements included in this Annual Report on Form 10-K to reflect the possible future effects that may result from the uncertainty of our ability to continue as a going concern because we believe that we can continue to generate cash basis operating income in excess of operating expenses, and that we have adequate liquidity to continue to fund our operations and the interest payments on our borrowing arrangements. However, we may not have sufficient liquidity to fund unexpected margin calls or to repay principal debt amortization and maturities due later in calendar year 2009. In response, we have undertaken or expect to commence the following efforts:

•

Discontinuing payment of quarterly dividends and replacing it with payment of an annual dividend to the extent required to satisfy REIT dividend requirements. In addition, to the extent we are required to make a dividend payment with respect to 2009, we may elect to pay up to 90% of such dividends in stock in accordance with Internal Revenue Service (“IRS”) Revenue Procedure 2008-68.

•	We expect to reduce operating costs, primarily our general and administrative costs including possible modifications to our management agreement;

•	We will seek to restructure terms of our recourse indebtedness including extension of scheduled maturity dates and/or modification of near-term interest payment requirements; and

•	If necessary, pursue sales of selected assets. However, the market for selling the assets we currently own is extremely limited to nonexistent.

No assurance can be given that we will be successful in achieving any of these steps collectively or individually. Should our repurchase agreement lender demand immediate repayment of all of our obligations, we will likely be unable to pay such obligations absent asset sales. In such event, we may have to recapitalize, refinance our obligations, sell some or all of our assets at prices below current estimated fair value or seek to reorganize under Chapter 11 of the United States Bankruptcy Code.

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

Beginning in the second half of 2007 and continuing through 2008, the Company has seen a significant widening of credit spreads in both the subordinate CMBS market which includes bonds rated BB+ through NR classes, and in the investment grade tranches of BBB- and above. In 2008, new issue CMBS volume has been a small fraction of the amount of issuance in 2006 and 2007. Credit spreads on recent secondary market trades, which have also been very limited, for typical BBB- CMBS bonds, are estimated to exceed 5,000 basis points as of December 31, 2008 compared to approximately 900 basis points as of December 31, 2007 and approximately 95 basis points as of December 31, 2006. Additionally, the Company has seen significant widening of credit spreads on real estate loans, including B-Notes, mezzanine loans and whole loans.

This credit market dislocation has had a substantial effect on market participants. These disruptions have led to, among other things, a significant decline in the fair value of many mortgage related investment securities, as well as a significant contraction in short-term and long-term funding sources. As a result, many investment vehicles indicate difficulty valuing certain of their holdings and/or obtaining sustainable long-term sources of capital to adequately finance their businesses. As a result, we cannot predict further changes in the market value of collateral and potential margin call requirements, if any under our repurchase agreement facilities.

Since September 30, 2008, we have seen a significant increase in CMBS loan collateral entering our CMBS special servicing portfolio. The CMBS special servicing portfolio balance was $303.5 million, $713.5 million and $1.2 billion at September 30, 2008, December 31, 2008 and March 27, 2009, respectively. Due to the continued tightening of credit, declining real estate values, worsening macro-economic environment, in conjunction with the significant increase in our CMBS special servicing portfolio, we increased our loan loss projections associated with the real estate loan collateral underlying our “first-loss” CMBS portfolio, which represented approximately 3,500 loans with an unpaid principal balance of approximately $48 billion at December 31, 2008. As of December 31, 2008, we increased projected future loan losses from $862.7 million to $964.1 million. In addition, we accelerated the projected timing of these losses, with most of the loss increase projected to occur in 2009 and 2010. This increase in loss projections results in lower projected future cash flows from our “first-loss” CMBS investments, and, in part, caused us to recognize a $33.3 million impairment charge during the three months ended December 31, 2008. Such loss reserves may be increased in the future in the event that collateral performance and macroeconomic conditions deteriorate.

CMBS and Other Debt Issuance: In 2008, US CMBS transactions totaling approximately $12.1 billion were priced. This compares to total US CMBS issuances during the 2007 of approximately $230.2 billion. This decrease is a direct result of the dramatic slowdown in the pace of lending by CMBS originators. In fact, given that virtually no new loans have been originated for securitization in the last four to six months, we don’t anticipate any significant new issue CMBS securitization activity until the second half of 2009, at the earliest.

The slow down in originations has also resulted in a substantial reduction of new opportunities in the mezzanine, B-note mortgage loan, bridge loan, preferred equity and non-investment grade CMBS markets. As originations at traditional high leverage lenders and the volume of real estate transactions generally have each continued to decline, new investment opportunities in this sector have been reduced accordingly. We believe market supply will not increase significantly until stability in the real estate lending market returns.

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

Financing Environment: Primarily as a result of spread widening, we and other market participants have experienced significant margin call activity on our repurchase agreement facilities based upon fair market value determinations of the underlying collateral. Concurrent with decreases in value, the availability of short to medium-term financing has become extremely limited. This reduction in availability of financing has been compounded by the elimination of several key lenders in the market through the much publicized mergers, bankruptcies, conservertorships and liquidations in the financial services sector.

From a long-term debt perspective, the ability to leverage our assets or potential assets through offerings of commercial real estate debt obligations (“CRE CDO”) is effectively non-existent. The current state of the CMBS and CRE CDO markets could have a negative impact on our leveraged returns and our ability to successfully match-fund liabilities associated with our investments.

Issuances of Common Stock

All share and per share amounts have been restated to reflect the 1-for-10 reverse stock split effected by us on February 20, 2009. In June 2004, we sold 1,150,000 shares of common stock in a private placement offering for net proceeds of approximately $160.1 million. Additionally, we issued 33,500 shares of common stock to our manager and an aggregate of 600 shares of restricted common stock to our independent directors pursuant to our Nonqualified Stock Option and Incentive Plan (the “Plan”) at the time of the closing of the private placement. In July 2004, when James Kimsey and Frank Caufield joined our Board of Directors, we issued each of them 2,000 additional shares of restricted common stock pursuant to the Plan.

In July 2005, the Securities and Exchange Commission (“SEC”) declared effective our registration statement on Form S-11 (No. 333-122802) (the “Registration Statement”) relating to (a) our initial public offering (the “IPO”) of up to 1,383,203 shares of common stock, including 183,203 shares of common stock pursuant to an over-allotment option granted to the underwriters and (b) the offering by selling stockholders of 21,350 shares of common stock through the underwriters. On July 19, 2005, we issued a total of 1,200,000 shares of common stock in the IPO, at a price to the public of $177.50 per share. We did not receive any proceeds from the sale by the selling stockholders of 21,350 shares of common stock, at a price to the public of $177.50 per share.

In August 2005, the underwriters exercised their option to purchase an additional 183,203 shares of common stock at $177.50 to cover over-allotments. The net proceeds to us on the sale of 1,200,000 shares in the IPO and the 183,203 pursuant to the over-allotment option was $226.4 million after deducting the underwriting discount and offering expenses. The net proceeds of the IPO were primarily used to pay down indebtedness.

During 2007, we granted 13,700 shares of restricted stock to certain officers and employees of an affiliate of our manager, of which 300 shares have been forfeited. In May 2006, we granted Mark Weiss, our president, 6,000 shares of restricted stock and 15,000 stock options on our common stock. As of December 31, 2008, we had granted an aggregate of 4,000 shares of restricted stock and 2,805 shares of deferred stock units to our current and former independent directors.

On December 16, 2008, we declared a dividend of $8.80 for the three months ended December 31, 2008 to be paid on January 30, 2009. Pursuant to the prospectus supplement, shareholders had the option of electing either cash or stock with total cash payments not to exceed $2.3 million. As a result of shareholder elections, we paid shareholders $2.3 million and issued 23,978,905 shares of common stock on January 30, 2009. On February 13, 2009, we declared a 1-for-10 reverse stock split which was effective February 20, 2009. As of December 31, 2008, we had a total of 2,590,104 shares of common stock issued and outstanding adjusted for the affect of the February 2009 reverse stock split, and as of March 27, 2009 there were 4,987,994 shares of common stock issued and outstanding adjusted for both the stock dividend and reverse stock split as outlined in the table below.

Shares at December 31, 2008	25,901,035

Shares adjusted for February 2009 reverse stock split	2,590,104

Additional shares of existing common stock issued as a result of the 2008 year end stock dividend on January 30, 2009	23,978,905

Shares adjusted for reverse stock split	2,397,891

Adjusted diluted shares of existing common stock outstanding (non-GAAP)	4,987,994

On March 26, 2009, we received written notice from the NYSE that we were not in compliance with the NYSE’s continued listing standards applicable to us requiring that we maintain a 30-day trailing average global equity market capitalization of at least $15.0 million (this standard has temporarily been lowered from $25.0 million through June 30, 2009). The NYSE will permanently suspend trading of our common stock prior to the market open on April 1, 2009. As of April 1, 2009, the trading of the Company’s common stock will occur on the over-the-counter, or OTC, market.

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

Going Concern: A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate our assets or have no other alternative but to liquidate our assets. As a result of our current available cash, the redirection of cash flow from CDO II, and the December 2009 maturity of our JPMorgan repurchase agreement facility, there is substantial doubt about our ability to continue as a going concern. While we have prepared our consolidated financial statements on a going concern basis, if we are unable to successfully extend the maturity date of our repurchase agreement borrowings, reduce operating expenses, sell assets or receive additional funding, our ability to continue as a going concern may be impacted. Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business. Our consolidated financial statements included in this Form 10-K do not reflect any adjustments that might specifically result from the outcome of this uncertainty.

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

The non-investment grade and unrated tranches of the CMBS owned by us provide credit support to the more senior classes of the related securitizations. Cash flow from the underlying mortgages is generally allocated first to the senior tranches, with the most senior tranches having a priority right to the cash flow. Any remaining cash flow is allocated, generally, among the other tranches in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the remaining unrated and lowest rated CMBS classes will bear such losses in order of their relative subordination.

The table below details information about our CMBS investments, including the purchase date, the face amount of the total CMBS issuance, the original and current face amounts of our CMBS investments, and the amortized cost of our CMBS investments as of December 31, 2008 and 2007, respectively:

	Investment Date	Total Face Amount of CMBS Issuance	Original Face Amount of Investment	Current Face Amount of Investment	Amortized Cost(1) as of
CMBS Trust					December 31, 2008	December 31, 2007
MACH One 2004-1	July 2004	$643,261	$50,637	$47,897	$5,191	$19,672
CSFB 1998-C1(2)	August 2004	2,482,942	12,500	12,500	4,256	9,565
CSFB 2004-C4	November 2004	1,138,077	52,976	43,098	6,580	22,575
MLMT 2004-BPC1	November 2004	1,242,650	76,986	48,547	9,251	26,174
JPMCC 2004-C3	December 2004	1,517,410	81,561	63,154	11,248	35,800
JPMCC 2005-CIBC11	March 2005	1,800,969	70,035	64,914	8,942	33,761
BACM 2005-1	April 2005	2,322,091	84,663	72,163	13,621	41,630
LB UBS 2005-C2(2)	April 2005	1,942,131	7,000	4,500	1,752	4,328
CSFB 2005-C2	May 2005	1,614,084	82,261	65,697	3,128	37,695
LB UBS 2005-C3	June 2005	2,060,632	39,335	39,335	2,917	17,626
JPMCC 2005-CIBC12	July 2005	2,167,039	70,429	70,405	5,289	33,793
JPMCC 2005-LDP4	September 2005	2,677,075	90,352	90,352	10,428	48,731
MSCI 2005-IQ10	October 2005	1,546,863	55,274	55,274	6,883	30,694
MLMT 2005 CK11	December 2005	3,073,749	96,066	96,066	11,754	51,689
MSC 2006 HQ8	March 2006	2,731,231	105,707	105,707	13,315	62,181
JPMCC 2006-CIBC15	June 2006	2,118,303	71,493	71,493	5,829	37,436
CGCMT 2006-C4	June 2006	2,263,536	84,395	84,395	10,974	50,759
MSCI 2006- HQ9	August 2006	2,565,238	81,338	81,338	10,399	48,577
MLMT 2006-C2	August 2006	1,542,697	60,067	60,067	9,951	38,249
JPMCC 2006- LDP8	September 2006	3,066,028	107,158	107,158	15,279	64,231
CD 2006-CD3	October 2006	3,571,361	110,713	110,713	11,513	62,616
MSCI 2007- HQ11	February 2007	2,417,647	89,530	88,895	11,109	58,401
GCCFC 2007- GG9(2)	March 2007	6,575,924	34,167	34,167	6,185	31,061
JPMCC 2007- LDP10	March 2007	5,331,517	151,616	151,616	15,643	85,343
WAMU 2007- SL3(2)	June 2007	1,284,473	6,500	6,500	1,465	5,746
JPMCC 2007- LDP12	August 2007	2,310,556	81,402	81,402	7,845	39,554

Total		$62,007,484	$1,854,161	$1,757,353	$220,747	$997,887

(1)	The decline in amortized cost from December 31, 2007 to December 31, 2008 is due primarily the recognition of previously unrealized losses and other than temporary impairment of $769.9 million during the year ended December 31, 2008, which included $280.5 million of unrealized losses at January 1, 2008 upon the adoption of SFAS No. 159.
(2)	Represents an investment where we have only invested in the classes that are senior to “first-loss” CMBS bonds issued by the trust.

Our maximum carrying value exposure to loss as a result of our investment in these securities totaled $220.7 million and $997.9 million as of December 31, 2008 and 2007, respectively. However, we have reduced our maximum economic loss exposure through the use of non-recourse and partial recourse financing vehicles for these investments.

The financing structures we offer to our borrowers on certain of our loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46(R). We have evaluated these entities and have concluded that none of them are VIEs that are subject to consolidation under FIN 46(R).

In November 2005 and October 2006, we issued two CDOs through wholly owned subsidiaries as more fully discussed in Liquidity and Capital Resources. The Company has accounted for transactions as financings and the anticipated variability of each CDO’s results are absorbed by the Company as the holder of the non-investment grade notes. The Company concluded that consolidation of both CDOs is required as a consequence of this exposure.

In April 2007, we created a trust subsidiary for the purpose of issuing trust preferred securities. The trust is considered a VIE under FIN 46(R) and it was determined that we are not the primary beneficiary of the trust as we do not hold a variable interest in the trust. Accordingly, the trust is accounted for using the equity method of accounting. See Liquidity and Capital Resources- Junior Subordinated Debentures for additional information.

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

In December 2007, we entered into an agreement to invest up to $10.0 million into a fund, defined as the JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”), established to buy loans secured, directly or indirectly, by commercial real estate, including B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products such as CMBX and credit default swaps. Excluded investments for the US Debt Fund include non-performing loans, fee-simple ownership interests in real estate, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by us or an affiliate of our Manager and net leased real estate assets. The US Debt Fund is not considered a VIE under FIN 46(R). Accordingly, the US Debt Fund is accounted for using the equity method of accounting. As of December 31, 2008 and 2007, we had invested $3.4 million and $1.2 million, respectively, in the US Debt Fund.

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

Fair Value Election. We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, on January 1, 2008 and elected, the fair value option (“FVO”) for all financial assets and liabilities related to our CDO I and CDO II financings. We have not elected the FVO for any financial assets or liabilities acquired during 2008, but may elect the elect the FVO for future acquisitions and financings. The assets and liabilities include:

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

Fair Value Measurements—The use of fair value to measure many of our financial assets and liabilities, with certain changes in fair value reported in the consolidated statement of operations and/or shareholders equity, is one of our most critical accounting policies. Specifically, we carry our CMBS, real estate loans held for sale and investment, interest rate swap agreements and CDO notes payable at fair value on either a recurring or non-recurring basis with unrealized fair value changes reported either in earnings or accumulated other comprehensive income (loss) depending on the nature of the asset or liability and its related accounting treatment. In determining the appropriate fair value measurement for each of our assets and liabilities, we apply the provisions of SFAS No. 157, Fair Value Measurements, which we adopted effective January 1, 2008.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants.

SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value. The hierarchy prioritizes observable data from active markets, placing measurements using those inputs in Level 1 of the fair value hierarchy, and gives the lowest priority to unobservable inputs and classifies these as Level 3 measurements. The three levels of the fair value hierarchy under SFAS No. 157 are described below:

•	Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

•	Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable either directly or indirectly;

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

For financial instruments that are actively traded in the marketplace or whose values are based on readily available market value data and therefore fall within either Level 1 or Level 2 within the SFAS No. 157 hierarchy, little, if any, subjectivity is applied when determining the instrument’s fair value. Whether a financial instrument is classified as Level 1 or Level 2 will depend largely on its similarity with other financial instruments in the marketplace and our ability to obtain corroborative data regarding whether the market in which the financial instrument trades is active. We did not classify any assets or liabilities as Level 1 or Level 2 as of December 31, 2008.

When observable market prices and data do not exist, significant management judgment is necessary to estimate fair value. In those cases, small changes in assumptions could result in significant changes in valuation. The financial instruments we hold that require the most complex judgments and assumptions relate to our CMBS investments, real estate loans, interest rate swaps and CDO notes payable all of which are classified as Level 3, and the fair value measurement process for each category of financial instrument is detailed below.

•

CMBS investments are carried at fair value on a recurring basis—The fair value of CMBS investments is determined primarily by our internal valuation models which we compare to non-binding dealer quotes. In our internal valuation models, management employs a discounted cash flow model approach which utilizes prepayment and loss assumptions based upon historical experience, economic factors and forecasts and the characteristics of the underlying cash flows. We determine the applicable discount rates based on current credit spreads as reflected in information provided by issuers of the securities, comparable deals purchased or traded in the marketplace, if available, the CMBX indices and other derivative trading markets, rates of return required by other real estate debt and equity investment vehicles and market interest rates. The discount rates employed also consider the vintage and credit ratings of the bonds being valued. We have classified all CMBS investments as Level 3 assets as there are limited observable transactions related to these investments in the current market. As of December 31, 2008, we have valued our CMBS investments as follows:

		December 31, 2008 ($ in thousands)
		Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
Security Description	Face Amount		Gains	Losses		Coupon	Yield(3)	Term (yrs)
CMBS not financed by CDOs(1)	$449,732	$41,590	$842	$—	$42,432	5.2%	43.3%	7.5
CMBS financed by CDO I(2)	418,748	76,886	—	—	76,886	4.9%	30.6%	8.7
CMBS financed by CDO II(2)	888,873	102,271	1,053	—	103,324	5.2%	36.9%	8.4

	$1,757,353	$220,747	$1,895	$—	$222,642	5.1%	35.6%	8.3

(1)

Fair values of CMBS not financed by CDOs are based on SFAS No. 157 and accounted for as available for sale securities pursuant to SFAS No. 115 and EITF 99-20 and thereby subject to potential other than temporary impairment charges. As a result of recording other than temporary impairment charges during 2008, the amortized costs of these CMBS securities have been written down to their estimated fair value at December 31, 2008. Subsequent to December 31, 2008, unrealized gains/losses, if any, that are not other than temporary impairment will be included in other comprehensive income (loss).

(2)

Fair values of CMBS financed by CDOs are based on SFAS No. 157 and accounted for using the fair value election pursuant to SFAS No. 159 as of January 1, 2008 and are not subject to other than temporary impairment charges as changes in fair value are recorded as a component of other gains (losses) in the consolidated statement of operations. During the year ended December 31, 2008, the Company recorded $606.8 million of reductions in the amortized cost basis of CMBS assets financed by CDOs pursuant to EITF 99-20 and SFAS No. 159.

(3)	Yield is based on amortized cost.

The table below shows the impact on the fair value of our CMBS investments of increasing or decreasing the year-end 2008 weighted average discount rate on our combined portfolio cash flows from approximately 35% by the indicated amounts. These results are different than what would be achieved on a bond by bond calculation but provide general information on valuation sensitivities.

Basis Point (Decrease) Increase in Discount Rate	Estimated Increase (Decrease) in Fair Value of CMBS ($ in thousands)	Estimated Relative Increase (Decrease) in Fair Value of CMBS
(1,000)	$93,372	41.9%
(500)	39,376	17.7%
500	(29,495)	-13.2%
1,000	(52,149)	-23.4%

If we were to increase our year-end 2008 CMBS loss assumptions by 25% to 50% from our current base case loss estimates and keep the timing of the losses and the discount rate consistent with current estimates, the fair value of our CMBS investments would decrease by $28.7 million and $50.7 million, or 12.9% and 22.8%, respectively, from $222.6 million.

We do not believe sensitivities surrounding our prepayment assumption are material as the majority of the loans that serve as collateral for our CMBS investments do not provide for prepayment. Accordingly, we believe any changes to the prepayment assumptions would be immaterial to the estimated value.

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

•

Real estate loans—We use discounted cash flow models employing discount rates that are based on management’s best estimate of market participant assumptions either to validate the quotes or estimated value in situations where lender quotes not received. We also consider non-binding indicative quotes from the lenders on repurchase agreements that are used as an input to the fair value of our real estate loans to the extent that such values are generally consistent with other market participant inputs received. We have classified all real estate loans as Level 3 assets as there are limited observable transactions related to these types of investments in the current market. As of December 31, 2008, we have valued our real estate loan investments as follows:

	As of December 31, 2008 ($ in thousands)
Description	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Gain/(Loss)	Weighted Average Effective Interest Rate Based on Amortized Cost	Range of Maturity Dates(2)
Real estate loans, held for investment(1)
First mortgage loan participations	$47,077	$47,077	$28,555	$(18,522)	4.1%	February 2010 - February 2011(3)
Mezzanine loans	226,913	226,647	161,425	(65,222)	4.0%	May 2009 - November 2009

	$273,990	$273,724	$189,980	$(83,744)	4.0%

(1)	Carrying value based on fair value in accordance with SFAS No. 157.
(2)	Loans have extension options which could extend maturity dates to November 2010 to June 2012.
(3)	Reflects loan modification and extension completed subsequent to December 31, 2008.

The table below shows the impact on the fair value of our real estate loan investments of increasing or decreasing the year-end 2008 weighted average discount rate on our combined portfolio level cash flows from approximately 17% by the indicated amounts. These results are different than what would be achieved on a loan by loan calculation but provide general information on valuation sensitivities.

Basis Point (Decrease) Increase in Discount Rate	Estimated Increase (Decrease) in Fair Value of Real Estate Loans Held for Investment ($ in thousands)	Estimated Relative Increase (Decrease) in Fair Value of Real Estate Loans Held For Investment
(500)	$26,682	14.0%
(250)	12,862	6.8%
250	(11,975)	-6.3%
500	(23,126)	-12.2%

•

Interest rate swap agreements—The fair value of our interest rate swap agreements is determined using market observable inputs such as a market based yield curve and other factors determined by management, such as the credit valuation adjustment related to our credit risk and the counterparty credit risk. We classify all interest rate swap agreements as Level 3 assets or liabilities due to the unobservable nature of the credit valuation adjustment, which may be significant to the valuation. The table below shows the components of the fair value of our interest rate swap agreements as of December 31, 2008 (in thousands).

Entity	Notional Balance at December 31, 2008	Clean Price	Credit Valuation Adjustment	Fair Value
CDO I	$109,977	$(17,657)	$112	$(17,545)
CDO II	303,126	(49,971)	420	(49,551)
JER Investors Trust Inc.	—	(8,409)	4,873	(3,536)
JER Investors Trust Inc.	83,198	(13,963)	6,473	(7,490)
JER Investors Trust Inc.	40,000	(8,805)	2,596	(6,209)
JER Investors Trust Inc.	19,500	(4,001)	287	(3,714)
JER Investors Trust Inc.	40,000	(7,867)	3,928	(3,939)

	$595,801	$(110,673)	$18,689	$(91,984)

•

CDO notes payable—The fair value of the CDO notes payable are determined primarily by our internal valuation models, which we compare with non-binding indicative quotes from third party broker/dealers familiar with the securities. We classify all CDO notes payable as Level 3 liabilities, as there are limited observable transactions related to these notes payable. As of December 31, 2008, we have valued our CDO I and CDO II notes payable liabilities as follows:

Bond Class	Outstanding Notes Payable at December 31, 2008	Fair Value of Notes Payable at December 31, 2008	Weighted Average Interest Rate	Weighted Average Life of Notes
CDO I(1)	$266,223	$60,789	3.7%	6.7
CDO II(2)	708,303	150,906	1.4%	7.3

Total	$974,526	$211,695	2.0%	7.1

(1)	Represents $119.2 million of floating and $147.0 million of fixed rate notes with a weighted average interest rate of 0.9% and 6.0%, respectively.
(2)	Represents $661.3 million of floating and $47.0 million of fixed rate notes with a weighted average interest rate of 1.1% and 5.8%, respectively.

The tables below show the impact on the fair value of our CDO I and CDO II notes payable of increasing or decreasing the year-end 2008 weighted average discount rate on our combined CDO level cash flows from approximately 31% by the indicated amounts. These results are different than what would be achieved on a note by note calculation but provide general information on valuation sensitivities.

CDO I
Basis Point (Decrease) Increase in Discount Rate	Estimated Increase (Decrease) in Fair Value of CDO I Notes Payable ($ in thousands)	Estimated Relative Increase (Decrease) in Fair Value of CDO I Notes Payable
(500)	$18,686	30.7%
(250)	8,456	13.9%
250	(7,032)	-11.6%
500	(12,915)	-21.2%

CDO II
Basis Point (Decrease) Increase in Discount Rate	Estimated Increase (Decrease) in Fair Value of CDO II Notes Payable ($ in thousands)	Estimated Relative Increase (Decrease) in Fair Value of CDO II Notes Payable
(500)	$31,209	20.7%
(250)	14,435	9.6%
250	(12,488)	-8.3%
500	(23,349)	-15.5%

Because of the inherent uncertainty of determining the fair value of assets and liabilities carried at fair value where there is no readily ascertainable market value, the fair values of the assets and liabilities may differ significantly from the values that would have been used had a ready market existed for the instruments, and the differences could be material.

As of December 31, 2008, of the financial assets and liabilities carried at fair value, all were classified as Level 3 under the valuation hierarchy outlined in SFAS No. 157.

Revenue Recognition. The most significant source of our revenue comes from interest income on our CMBS and real estate loan investments. Interest income on real estate loans and CMBS investments is recognized over the life of the investment using the effective interest method. Mortgage loans will generally be originated or purchased at or near par value and interest income will be recognized based on the contractual terms of the debt instrument. Any discounts or premiums on purchased loans and loan fees or acquisition costs on originated loans accounted for at cost will be deferred and recognized over the term of the loan as an adjustment to yield in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring

Loans and Initial Direct Costs of Leases. For loans accounted for at cost, any unamortized balance of purchased premiums or discounts and loan origination costs are included as a part of the cost basis of the asset. We have written off all premiums and discounts related to loans that are accounted for at fair value either due to our elections of SFAS No. 159 or our decision to hold loans as available for sale. As of December 31, 2008, we reflect all loans at fair value. Exit fees received from prepayments of loans are recognized in the current period and included in interest income. Interest income on CMBS is recognized by the effective interest method as required by EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Under EITF 99-20, management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and our purchase prices. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing of and magnitude of credit losses on the mortgage loans underlying the securities have to be estimated, which involves significant judgments. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and our interest income. As a result, actual results may differ significantly from these estimates.

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

Lease income from leased real estate assets is recognized on a straight-line basis over the terms of the lease in accordance with SFAS No. 13. During the year ended December 31, 2008, $0.4 million of rent recognized as income in excess of amounts contractually due pursuant to the underlying leases was included in equity in earnings (losses) from unconsolidated joint ventures, respectively, and during the year ended December 31, 2007 and 2006, $1.9 million and $48, respectively, of rent recognized as income in excess of amounts contractually due pursuant to the underlying leases was included in lease income from real estate assets.

Accounting Treatment for an Investment Acquired from and Financed with a Repurchase Agreement from the Same Counterparty. We have considered an interpretation of GAAP relating to the treatment of transactions where investments acquired by us from a particular counterparty are simultaneously or subsequently financed via a repurchase agreement with that same counterparty or an affiliate thereof. We have recorded such transactions as a sale of the investment to us and such related debt provided to us as a financing. In February 2008, effective December 15, 2008, the FASB issued FSP No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, which provides additional guidance with respect to this issue. Under this new standard, FSP 140-3, there is new guidance related to how these transactions should be evaluated. Over the past two years, we have made several investments that may be affected by such standard. In the three months ended September 30, 2007, we acquired $39.9 million of subordinate CMBS and financed $25.3 million of the purchase via an existing repurchase agreement with the seller. In the three months ended March 31, 2007, we acquired a first mortgage loan participation investment from a counterparty for $35.0 million and concurrent with closing, the same counterparty provided financing of $29.8 million via an existing repurchase agreement with the seller. As of December 31, 2008, $3.7 million of borrowings were outstanding with this counterparty related to an amortized cost basis of the related investment of $7.8 million, each of which are carried on the consolidated balance sheet at the estimated fair value of approximately $7.8 million as of December 31, 2008. As a result, application of the new standard would reduce total assets and liabilities by $3.7 million as of December 31, 2008 and reported net loss for the year ended December 31, 2008 would remain unchanged. Future adoption of FSP 140-3 may require us to adjust the accounting for these assets in which we have invested.

Loan Loss Provisions. We purchase and originate commercial real estate mortgage and mezzanine loans. Loans carried at cost , if any, are evaluated for possible impairment on a quarterly basis. In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, impairment occurs when it is deemed probable we will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, we will establish a reserve for loan losses and a corresponding charge to earnings through the provision for loan losses. Significant judgments are required in determining impairment, which includes making assumptions regarding the value of the loan, the value of the real estate or partnership interests that secure the loan, and any other applicable provisions, including guarantees and cross-collateralization features, if any. There were no loan loss reserves recorded as of December 31, 2008 and 2007, respectively, and there were no provisions for loan losses recorded during the year ended December 31, 2008 and 2007, respectively. As of December 31, 2008, we reflected all real estate loans at fair value on the consolidated balance sheet.

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

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheets as either an asset or liability, with a corresponding amount, adjusted for swap payments, recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. As of December 31, 2008, we had no fair value or cash flow hedges.

In connection with the adoption of SFAS No. 159 on January 1, 2008, we discontinued hedge accounting for our swaps related to our CDO I and II financings, representing $496.3 million of notional balance as of December 31, 2008. The changes in the fair market value of these cash flow hedges from January 1, 2008 have been reflected in unrealized gain (loss), net, on CDO related financial assets and liabilities in the consolidated statement of operations. The $(21.7) million of fair value related to these swaps reflected in accumulated other comprehensive income (loss) as of December 31, 2007 will be amortized into the consolidated statement of operations over the remaining life of the interest rate swap, and expense of $2.3 million was recognized during the year ended December 31, 2008.

During the first quarter of 2008, we determined that four interest rate swaps, aggregating $211.0 million in notional balance, intended to hedge anticipated future and current floating rate financings were no longer effective as such future long-term financings were not considered probable due to continued market disruptions. During the year ended December 31, 2008, the Company terminated interest rate swaps with notional amounts of $111.5 million and paid the counterparties $6.9 million which is reflected as losses on swap termination in the consolidated statement of operations. During the year ended December 31, 2008, we recorded unrealized gains (losses) of $(13.5) million and reflected the change in market value of these interest rate swaps in unrealized gain (loss) on non-CDO interest rate swaps in the consolidated statement of operations. As of December 31, 2008 the combined fair value of the three remaining interest rate swaps was $(13.9) million.

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

The 2005 through 2007 tax years remain subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in its general and administrative expense on its consolidated statements of operations. There were no penalties related to uncertain tax positions for all periods prior to December 31, 2008.

Stock Dividends and Splits. Pursuant to GAAP, we did not restate historical share and per share amounts for our stock dividend since a portion of the fourth quarter 2008 dividend was payable in cash.

New Accounting Standards. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data or assumptions of market participants. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and was adopted by us on January 1, 2008. Under SFAS No. 157, valuations of assets and liabilities must reflect the fair value of the instrument including the values associated with credit risk. Consequently, we must value our derivative liabilities taking into account our credit risk and thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Effective January 1, 2008, we updated our methodology for derivatives to calculate the impact of both the counterparty and our own credit standing which had the impact of reducing the aggregate fair value of our derivative liabilities by $18.7 million as of December 31, 2008. The fair value of the derivative liability is determined under SFAS No. 157 as the price that would be paid to transfer the liability to a market participant with the same credit risk as us. However, if we were to terminate or settle all of its derivative liabilities with its counter parties, the amount due as of December 31, 2008 was $(110.7) million, excluding accrued interest.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of SFAS No. 115. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We elected the fair value option for all financial assets and liabilities associated with our CDO I and CDO II financings. The impact of adopting SFAS No. 159 increased stockholders’ equity by approximately $246 million as of January 1, 2008, which can be attributed to an increase in retained earnings of approximately $20 million and an increase in accumulated other comprehensive loss of approximately $226 million. The primary reason we selected the fair value option for all assets and liabilities associated with our CDO I and CDO II financings was to have a consistent balance sheet presentation of the fair value of both assets and liabilities associated with the CDO financings, which are nonrecourse. We have not elected the fair value option for any financial assets or liabilities acquired or incurred during 2008.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). This Statement replaces SFAS No. 141, “Business Combinations”, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes”, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, “Goodwill and Other Intangible Assets”, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 141(R) could have on our financial statements but do not anticipate a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 160 will have on our consolidated financial statements.

In February 2008, the FASB issued Staff Position No. 140-3, or FSP No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP No. 140-3 provides guidance on the accounting for a purchase of a financial asset from a counterparty and contemporaneous financing of the acquisition through repurchase agreements with the same counterparty. Under this guidance, the purchase and related financing are linked, unless all of the following conditions are met at the inception of the transaction: 1) the purchase and corresponding financing are not contractually contingent; 2) the repurchase financing provides recourse; 3) the financial asset and repurchase financing are readily obtainable in the marketplace and are executed at market rates; and 4) the maturity of financial asset and repurchase are not coterminous. A linked transaction would require a determination under SFAS No. 140 to conclude if the transaction meets the requirements for sale accounting. If the linked transaction does not meet sale accounting requirements, the net investment in the linked transaction is to be recorded as a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. We currently present these transactions gross, with the acquisition of the financial assets in total assets and the related repurchase agreements as financing in total liabilities on the consolidated balance sheets and the interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated income statements. FSP No. 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the effect, if any, that this pronouncement will have on our consolidated financial statements.

In March, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This statement provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. The statement is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of SFAS No. 161 on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-06-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, or FSP EITF 03-06-1. This standard requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or payments shall be included in the computation of a company’s earnings per share pursuant to the two-class method. In effect, FSP EITF 03-06-1 requires companies to report basic and diluted earnings per share in two broad categories. First, companies would be required to report basic and diluted earnings per share associated with the unvested share-based payments with nonforfeitable rights. Second, companies would separately report basic and diluted earnings per share for their remaining common stock. FSP EITF 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share presented must be adjusted retrospectively to conform to the provisions of this FSP. Early application is not permitted. We are currently evaluating the impact of FSP EITF 03-06-1 will have on our consolidated financial statements.

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), which became effective upon issuance, including periods for which financial statements had not been issued. FSP FAS 157-3 clarifies the application of FAS 157, which we adopted as of January 1, 2008, in a market that is not active and provides an example to illustrate key considerations in the determination of the fair value of a financial asset when the market for that asset is not active. The key considerations illustrated in the FSP FAS 157-3 example include the use of an entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates, appropriate risk adjustments for nonperformance and liquidity risks, and the reliance that an entity should place on quotes that do not reflect the result of market transactions. The adoption by us of FSP FAS 157-3 did not have a material impact on its consolidated financial statements or its determination of fair values as of December 31, 2008.

In March 2009, FASB issued proposed FASB FSP FAS 157-e, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, to provide additional guidance to help an entity in determining whether a market for an asset is not active and when a price for a transaction is not distressed. The FASB also issued proposed FSP FAS115-a, FAS 124-a, and EITF 99-20-b, Recognition and Presentation of Other-Than-Temporary Impairments, proposing changes to the guidance for other-than-temporary impairments. Currently, an entity is required to assess whether it has the intent and ability to hold a security to recovery in determining whether an impairment of that security is other than temporary. The proposed FSP would change that guidance as follows: (i) if the entity intends to sell the security or it is more likely than not that it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an other-than-temporary impairment and (ii) if the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security before recovering its cost basis, only the portion of the impairment loss representing credit losses would be recognized in earnings as an other-than-temporary impairment. The balance of the impairment loss would be recognized as a charge to other comprehensive income. We are currently evaluating the effects that these proposed FSP’s will have on our consolidated financial statements.

Balance Sheet Review

As of December 31, 2008, total assets were approximately $434.8 million, a decrease of $941.4 million, or 68.4%, from December 31, 2007. The decline in total assets was primarily due to declines in fair value of our CMBS and real estate loan investments primarily due to continued credit spread widening (i) the sale of three real estate loans, transfer of ownership rights to three other real estate loans through the termination of a repurchase agreement and the sale of our interest in the Charter Schools joint venture during the year ended December 31, 2008. Income earning assets decreased by $925.8 million, or 68.6%, from $1.3 billion at December 31, 2007. At December 31, 2008, income earning assets, including cash, had a weighted average yield of 17.8%, based on their amortized cost, compared to 8.2% at December 31, 2007. The decline in the cost basis and increase in yields on our CMBS investments from December 31, 2007 to December 31, 2008 is due primarily to recognition of unrealized losses at December 31, 2007 of $280.5 million and increases to unrealized losses during the year ended December 31, 2008, which, in total, reduced the cost basis by $769.9 million and increased CMBS weighted average yields from 8.7% at December 31, 2007 to 35.6% at December 31, 2008.

The level of investment related income is directly related to the balance of the interest-bearing assets and investments in unconsolidated subsidiaries outstanding during the period and the weighted average yields on such investments. The cost basis of interest-bearing assets and investments in unconsolidated joint ventures and weighted average yields (based on cost basis) at December 31, 2008 and 2007, respectively, were as follows:

	December 31, 2008			December 31, 2007
	Fair Value	Amortized Cost	Yield(1)	Fair Value	Amortized Cost	Yield
CMBS financed by CDO I	$76,886	$76,886	30.6%	$224,362	$315,993	8.1%
CMBS financed by CDO II	103,324	102,271	36.9%	337,694	472,054	8.9%
CMBS not financed by CDOs	42,432	41,590	43.3%	155,384	209,840	9.0%

Total CMBS	222,642	220,747	35.6%	717,440	997,887	8.7%
Real estate loans, held for investment	189,980	273,724	4.0%	274,734	274,734	7.9%
Real estate loans, held for sale	—	—	N/A	221,599	235,465	7.1%
Investments in unconsolidated joint ventures:	843	843	N/A	40,764	40,764	13.8%

Total	$413,465	$495,314	18.1%	$1,254,537	$1,548,850	8.4%

(1)	After effect of recording unrealized losses and other than temporary impairment charges on CMBS as further discussed below.

During the year ended December 31, 2008, we made no CMBS investments.

At December 31, 2008, we held investments in CMBS issued by 26 separate CMBS trusts and one Re-Remic issuance with an aggregate estimated fair value of $222.6 million. The amortized cost basis of our investments in CMBS was $220.7 million with a weighted average yield of 35.6%. At December 31, 2008, the weighted average expected life of our CMBS investments was 8.3 years. The weighted average yield on our CMBS assets increased significantly as of December 31, 2008 compared to December 31, 2007 primarily as a result of recording other than temporary impairment charges in the first, third and fourth quarters of 2008 and reducing the cost basis to estimated fair value on all of our CMBS assets as of March 31, 2008.

During the year ended December 31, 2008, we made no investments in real estate loans. During this period we also received repayments of $8.5 million related to outstanding principal balances on certain real estate loan investments, and sold real estate loans with an aggregate cost basis of $232.4 million receiving aggregate proceeds of $139.9 million.

At December 31, 2008, we had nine real estate loans financed by our CDO II, which were classified as held for investment with an amortized cost basis of $273.7 million, a carrying value of $190.0 million and all of which bear interest at floating rates with a weighted average interest rate of LIBOR plus 2.8%.

At December 31, 2008, total liabilities were $388.4 million, a decrease of $976.9 million, or 71.6%, from December 31, 2007. The decrease in total liabilities was driven by the adoption of SFAS No. 159, through which we elected to carry our CDO notes payable at fair value, which reduced the carrying amount of such notes payable by $762.9 million from $974.6 million at December 31, 2007 to $211.7 million at December 31, 2008. We also reduced the borrowings on repurchase agreements by $245.8 million due to repayments of borrowings in connection with sales of assets, consensual terminations of repurchase agreements and margin calls from lenders, and dividends payable declined by $26.1 million compared to December 31, 2007 levels. This decrease was offset, in part by, higher interest rate swap liabilities due primarily to lower 10-year swap rates at December 31, 2008 compared to December 31, 2007. At December 31, 2008, the Company had interest-bearing liabilities excluding interest rate swaps with a fair value of $289.7 million, a cost basis of approximately $1.1 billion with a weighted average borrowing rate of 2.4% based on cost basis.

At December 31, 2008, we were party to one repurchase agreement where borrowing capacity is limited to assets pledged as collateral for such agreement based on the underlying characteristics of such assets. Based on pledged assets, we had no additional borrowing capacity at December 31, 2008. At December 31, 2008, we had $16.1 million outstanding under this agreement with a weighted average borrowing rate of 3.2%.

At December 31, 2008, we had CDO notes payable outstanding from two separate issuances. Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet with CDO notes payable at fair value of $211.7 million and a cost basis of $974.5 million, representing the amortized sales price of the notes payable sold to third parties. However, we expect that these notes payable will be settled at face value in accordance with their terms based on cash flow projections from underlying collateral. The weighted average interest rate of the notes payable, including the amortization of debt issuance costs was 2.0% at December 31, 2008. Of the $974.5 million of face amount of notes payable outstanding, $780.5 million were floating rate with a weighted average interest rate of LIBOR plus 59 basis points while $194.0 million were fixed rate with a weighted average interest rate of 6.0%.

On April 9, 2007, we issued $61.9 million of junior subordinated debentures to a subsidiary to fund existing and future investment activities and other working capital needs. We also invested $1.9 million in the common equity of such subsidiary. On April 9, 2007, we issued $60.0 million of trust preferred securities through a subsidiary, JERIT TS Statutory Trust I. The trust preferred securities and the junior subordinated debentures have a 30-year term ending April 2037, are redeemable at par on or after April 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years through April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. Net cash proceeds from this financing transaction were $59.1 million. We incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the junior subordinated debentures. Unamortized debt issuance costs of $1.0 million are included as a component of deferred financing fees on the consolidated balance sheet at December 31, 2008.

At December 31, 2008, we were party to seven interest rate swaps with a total current notional amount of $595.8 million. These interest rate swaps effectively convert floating rate debt to fixed rate debt. Under these swaps, we receive a rate equal to LIBOR and pay a weighted average rate of 5.1%. The net fair value of the interest rate swaps at December 31, 2008 was a liability of $92.0 million, net of a credit valuation adjustment of $18.7 million, and is included as a component of interest rate swap agreements, at fair value, on the consolidated balance sheets.

At December 31, 2008, total stockholders’ equity was $46.4 million, an increase of $35.6 million from December 31, 2007. The increase in stockholders’ equity was primarily due to the adoption of SFAS No. 159 which increased stockholders’ equity by $246.1 million as of January 1, 2008 offset by the 2008 net loss not reflected in accumulated other comprehensive income as of December 31, 2007 of $185.2 million and cash dividends declared of $25.5 million.

At December 31, 2008, reflecting the 1-for-10 reverse stock split that we effected on February 20, 2009, 2,590,104 shares of common stock were issued and outstanding, including 16,358 shares of unvested restricted stock. When adjusted for the stock dividend that we paid on January 30, 2009, shares of common stock issued and outstanding were 4,987,994 at March 27, 2009.

Results of Operations

Comparison of the years ended December 31, 2008, 2007 and 2006 (Amounts in millions except per share data. All per share amounts have been restated to reflect the impact of our 1-for-10 reverse stock split effected February 20, 2009.)

Net loss was $254.2 million, or $98.75 per diluted share, during the year ended December 31, 2008 and net income was $23.1 million, or $8.97 per diluted share, for the year ended December 31, 2007. Net income was $31.7 million, or $12.34 per diluted share, for the year ended December 31, 2006.

Revenues

The following table sets forth information regarding the total amount and composition of our revenues, which are primarily interest income earned from our investments and cash positions and, in 2007, lease income on our net leased real estate assets (in thousands):

	For the Year Ended December 31,			Increase (decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
REVENUES
Interest income from CMBS	$80,495	$80,884	$50,771	$(389)	$30,113
Interest income from real estate loans	27,691	41,008	16,827	(13,317)	24,181
Interest income from cash and cash equivalents	836	5,569	6,259	(4,733)	(690)
Lease income from real estate assets	—	6,408	153	(6,408)	6,255
Equity in (losses) earnings, net, of unconsolidated joint ventures	(1,449)	753	—	(2,202)	753
Fee income	544	19	—	525	19

Total Revenues	$108,117	$134,641	$74,010	$(26,524)	$60,631

The decrease in revenues for the year ended December 31, 2008, compared to the year ended December 31, 2007, is primarily due to (i) reduced income from CMBS investments due to increased basis amortization driven by increased loss assumptions, (ii) reduced income from real estate loans due to the sale or repayment of certain investments, as well as lower LIBOR rates on our floating rate loans, (iii) reduced interest income from cash and cash equivalents due to lower cash balances and lower yields, (iv) lower lease income due to the sale of our interest in the net leased real estate assets, and (v) reduced equity in earnings of joint ventures due to (a) the sale of our joint venture interest in net leased assets and (b) unrealized losses from our interest in a joint venture that incurred unrealized mark-to-market losses on certain investments. In addition, for the year ended December 31, 2008, compared to the same period in 2007, the decrease in revenue was offset, in part, by increased income due to the full year impact in 2008 of CMBS acquisitions during 2007. For the year ended December 31, 2008, $88.0 million was earned on fixed rate investments, while the remaining $20.1 million was earned on floating rate investments, compared to $97.5 million and $37.1 million for the same period in 2007, respectively. We classify income from floating rate investments as that which is tied to a published index, e.g. LIBOR. At December 31, 2008, our floating rate investments included a cost basis of $273.7 million in real estate loans, $8.4 million in cash and cash equivalents and $1.1 million in restricted cash primarily related to the remaining CDO II loan replenishment pool.

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

Expenses

The following table sets forth information regarding the amount and composition of our expenses (in thousands):

	For the Year Ended December 31,			Increase (decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Interest expense	$52,989	$75,984	$26,662	$(22,995)	$49,322
Management fees, affiliate	6,725	7,331	7,631	(606)	(300)
Incentive fees, affiliate	—	826	—	(826)	826
Depreciation on real estate assets	—	1,128	23	(1,128)	1,105
General and administrative	7,037	7,648	7,262	(611)	386

Total Expenses	$66,751	$92,917	$41,578	$(26,166)	$51,339

Interest Expense. Interest expense was $53.0 million, $76.0 million and $26.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The following table sets forth information regarding the total composition amount of interest expense, which is primarily interest expense related to our CDO notes payable, repurchase agreements and junior subordinated debentures (in thousands):

	For the Year Ended December 31,			Increase (decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
CDO II notes payable	$23,606	$39,831	$8,322	$(16,225)	$31,509
CDO I notes payable	14,937	17,809	15,944	(2,872)	1,865
Interest rate swaps	—	(1,241)	(923)	1,241	(318)
Repurchase agreements	6,660	13,985	2,412	(7,325)	11,573
Junior subordinated debentures	4,344	3,149	—	1,195	3,149
Amortization of deferred financing fees	3,442	1,995	828	1,447	1,167
Amortization of swap termination loss, net	—	456	80	(456)	376

Total interest expense	$52,989	$75,984	$26,663	$(22,995)	$49,321

Due to the adoption of SFAS No. 159, effective January 1, 2008, interest expense related to our CDO I and II related interest rate swaps of $(1.2) million is recorded in other gains (losses) for the year ended December 31, 2008. During the year ended September 30, 2007 and 2006, interest expense includes $(1.2) million and $(0.9) million, respectively, of interest expense related to our CDO I and CDO II related interest rate swaps. After adjusting for this, the decrease in interest expense of $24.2 million is primarily related to lower LIBOR rates, on average, in 2008 compared to 2007 as well as lower average balances outstanding on repurchase agreements in the year ended December 31, 2008 compared to 2007, offset, in part, by higher amortization of deferred financing fees primarily related to quarterly availability fee payments on our repurchase agreements.

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

Management and Incentive Fees. Base management fees are calculated as a percentage of stockholders’ equity adjusted to exclude the effect of any unrealized gains and losses or other items that do not affect realized net income. Our manager is also entitled to receive quarterly incentive fees equal to 25% of our Funds From Operations (as defined in the management agreement), or FFO, in excess of minimum FFO targets (as defined in the management agreement). The following table summarizes our management fees for the years ended December 31, 2008, 2007 and 2006, respectively (in thousands):

	For the Year Ended December 31,			Increase (decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Base management fees	$6,725	$7,331	$7,631	$(606)	$(300)
Incentive fees	—	826	—	(826)	826

Total management fees	$6,725	$8,157	$7,631	$(1,432)	$526

The decrease in management fees is primarily due to decreases in base management fees during 2008 due to realized losses on real estate loans and interest rate swaps during 2008, as well as the impact of dividends declared on equity. In addition, management fees decreased due to reductions in incentive fees for the year ended December 31, 2008 and 2006, respectively, compared to 2007 due to FFO exceeding the minimum thresholds defined in the management agreement during 2007 whereas the minimum FFO thresholds were not achieved in 2008 or 2006.

Depreciation on Real Estate Assets. During the year ending September 30, 2008, we did not record any depreciation expense as we sold 50% of our interest in the net leased real estate assets in October 2007 and sold our remaining 50% interest in the real estate joint venture that held such assets in April 2008. Depreciation expense of $0.2 million is included as a component of equity in (losses) earnings, net, of unconsolidated joint ventures in the consolidated statement of operations for each of the years ended December 31, 2008 and 2007, respectively. During the years ended December 31, 2007 and 2006, we owned 100% of the net leased real estate assets during certain portions of the period and depreciation expense was approximately $1.1 million and $23, respectively.

General and Administrative Expense. The decrease in general and administrative expenses of $0.6 million for the year ended December 31, 2008 versus the same period in 2007 was due primarily to the lower due diligence costs due to decreased acquisition volume, lower legal fees and lower stock compensation expense due to decreased market value of our shares, offset, in part by higher professional services related to external audit and Sarbanes-Oxley compliance. Included in general and administrative expenses are affiliate expenses related to overhead and out-of-pocket expense reimbursements to our manager aggregating $0.6 million in each of the years ended December 31, 2008 and 2007, pursuant to our management agreement. In addition, $1.5 million, $1.4 million and $0.3 million of collateral administration fees on CDO II were included in general and administration expenses for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Other Gains (Losses)

The following table sets forth information regarding the amount and composition of our other gains (losses) during the years ended December 31, 2008, 2007 and 2006 (in thousands):

	For the Year Ended December 31,			Increase (decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Changes in Fair Value
CDO related financial assets and liabilities
CMBS	$(379,804)	$—	$—	$(379,804)	$—
Real estate loans	(74,395)	—	—	(74,395)	—
Notes payable	494,428	—	—	494,428	—
Interest rate swaps	(56,382)	—	—	(56,382)	—
Other assets	(33)	—	—	(33)	—

Unrealized gain (loss) on CDO related financial assets and liabilities	(16,186)	—	—	(16,186)	—

Non-CDO related financial assets and liabilities				—	—
Loss on CMBS impairment	(108,560)	(4,434)	(719)	(104,126)	(3,715)
Reversal of unrealized losses on real estate loans sold	13,866	(13,866)	—	27,732	(13,866)
Interest rate swaps	(2,721)	—	—	(2,721)	—

Unrealized gain (loss) on non-CDO related financial assets and liabilities	(97,415)	(18,300)	(719)	(79,115)	(17,581)

Total changes in fair value	(113,601)	(18,300)	(719)	(95,301)	(17,581)

Realized Losses
Loss on sale of real estate loans	(92,541)	—	—	(92,541)	—
Loss on termination of non-CDO related interest rate swaps	(6,885)	—	—	(6,885)	—

Total realized losses	(99,426)	—	—	(99,426)	—

Cash payments on interest rate swaps	(14,417)	—	—	(14,417)	—

Recognition of amounts in other comprehensive income (loss) (“AOCI”) as of December 31, 2007
Loss on CMBS impairment	(54,457)	—	—	(54,457)	—
Loss on interest rate swaps due to hedge ineffectiveness	—	(361)	—	361	(361)
Unrealized gain (loss) on non-CDO related interest rate swaps	(10,795)	—	—	(10,795)	—
Amortization of swap termination costs	(507)	—	—	(507)	—
Amortization of unrealized loss on CDO related interest rate swaps	(2,314)	—	—	(2,314)	—

Total recognition of amounts in AOCI as of December 31, 2007	(68,073)	(361)	—	(67,712)	(361)

Total other gains (losses)	$(295,517)	$(18,661)	$(719)	$(276,856)	$(17,942)

Unrealized Loss on CDO Financial Assets and Liabilities, net. For the year ended December 31, 2008, we recorded unrealized (losses) gains, net, on our CDO related financial assets and liabilities of $(16.2) million. For the year ended December 31, 2008, such unrealized losses, net, were primarily due to widening credit spreads on CMBS and real estate loans, and lower swap rates on interest rate swaps, offset, in part, by widening credit spreads on CDO notes payable.

Loss on Impairment of Non-CDO Related CMBS. We recorded non-cash impairment charges of $163.0 million, $4.4 million and $0.8 million, respectively, during the years ended December 31, 2008, 2007 and 2006 on our CMBS investments not financed by CDOs. The non-cash impairment charges include $51.3 million, $4.4 million and $0.8 million during the years ended December 31, 2008, 2007 and 2006, respectively, related to declines in the projected net present value of future cash flows on certain of the CMBS investments pursuant to EITF 99-20, as well as non-cash CMBS impairment charges of $111.7 million for the year ended December 31, 2008 related to other than temporary declines in fair value of CMBS investments.

Unrealized Gain on Loans Held for Sale. Pursuant to SFAS No. 65, we carried real estate loans held for sale on our consolidated balance sheet at the lower of cost or fair value, and as a result, during the year ended December 31, 2008 and 2007, we recorded unrealized gains (losses) of $13.9 million and $(13.9) million, respectively. The unrealized gains in 2008 are due to the reversal of prior period unrealized losses due to sales of such real estate loans during 2008 which resulted in realized losses of $92.5 million.

Unrealized Loss on Non-CDO Related Interest Rate Swaps. An unrealized loss of $13.5 million was recorded during the year ended December 31, 2008 primarily due to lower ten-year swap rates at December 31, 2008 compared to December 31, 2007, offset, in part, by the reversal of $5.6 million of unrealized losses at December 31, 2007 on interest rate swaps that were terminated during 2008. In addition, hedge accounting was discontinued in 2008 on interest rate swaps which were originally designated to hedge existing floating rate indebtedness related to our repurchase agreements and anticipated future long-term floating rate indebtedness. No unrealized gains (losses) on interest rate swaps were recorded during the years ended December 31, 2007 or 2006, respectively.

Loss on Sale of Real Estate Loan Held for Sale. During the year ended December 31, 2008, we sold three real estate loans and consensually terminated the right to repurchase three other real estate loans, all of which were previously classified as held for sale, with a face amount of $234.9 million and an unamortized cost basis of $232.4 million for $139.9 million. We recorded a $92.5 million realized loss in connection with the sales and transfers of these loans.

Loss on Termination of Non-CDO Interest Rate Swaps. In connection with the sale of five real estate loans and the repayment of related repurchase agreement borrowings, we terminated interest rate swaps with notional balances of $59.5 million by paying $6.9 million in swap termination costs.

Loss on Interest Rate Swaps. For the year ended December 31, 2008, we recorded $17.2 million of losses on interest rate swaps primarily related to $14.4 million of periodic cash settlement costs on interest rate swaps, $0.5 million of amortization of swap termination costs and $2.3 million of amortization of the unrealized loss on CDO related interest rate swaps included in other comprehensive income (loss) at December 31, 2007.

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and investments, pay dividends and other general business needs. Our principal sources of working capital include: 1) cash flow from operations; 2) borrowings under our repurchase and credit facilities; 3) our CDO offerings; 4) other forms of financing or additional securitizations including CMBS or subsequent CDO offerings; 5) proceeds from common or preferred equity offerings and, 6) the proceeds from principal payments on or sales of our investments.

As of December 31, 2008, our repurchase agreement borrowings outstanding were $16.1 million, compared to $261.9 million of repurchase agreement borrowings at December 31, 2007. The general market availability of short-term repurchase agreement financing for CMBS and real estate loan positions declined during the second half of 2007 and continued to decline throughout 2008. This combined with the decline in estimated fair value of CMBS and real estate loan investments due primarily to spread widening has resulted in significant margin calls on our repurchase agreements during the second half of 2007 and 2008.

During the year ended December 31, 2008, we funded margin calls aggregating $135.4 million. Such margin calls consisted of $107.1 million related to declines in estimated fair values of collateral, $25.5 million related to lower advance rates on collateral and $2.8 million related to scheduled amortization payments under our repurchase agreement with JPMorgan. The repurchase agreement with JPMorgan includes a minimum liquidity covenant of 10% of the outstanding senior secured recourse debt, or $1.3 million as of March 27, 2009. The JPMorgan Facility also has a material adverse change clause in which JPMorgan can demand immediate repayment of our debt if they deem a material adverse change to have occurred.

As reflected in our consolidated statements of cash flows for the year ended December 31, 2008, net cash provided by operating activities was $36.4 million. During the year ended December 31, 2008, we received $39.5 million in proceeds from the sale of our joint venture interests, received $114.8 million in proceeds from the sale of real estate loans held for sale and received an additional $8.5 million in proceeds from the repayment of principal balances on our real estate loans. During this same period, we repaid $223.1 million on our repurchase agreements, paid $51.6 million in dividends and paid $6.9 million in swap termination costs. As a result, unrestricted cash declined from $87.6 million as of December 31, 2007 to $8.4 million as of December 31, 2008.

Our independent registered public accounting firm, Ernst & Young LLP, has concluded that substantial doubt exists about our ability to continue as a going concern, and has included an explanatory paragraph to describe this uncertainty in its audit report on our December 31, 2008 consolidated financial statements included in this Annual Report on Form 10-K. In February 2009, we were notified that $2.2 million of cash flow from CDO II that would otherwise be paid to us as holders of junior notes payable and preferred shares of CDO II, would be redirected to pay down principal on senior notes payable of CDO II as a result of CDO II failing to satisfy certain over-collateralization coverage tests due primarily to recent rating agency downgrades on certain CMBS investments that serve as collateral for CDO II. We received approximately $28 million of net cash flow from CDO II in 2008. The conditions described above led to the substantial doubt regarding the ability to continue as a going concern.

Our unrestricted cash balance as of March 27, 2009 was $4.0 million and our repurchase agreement borrowings were $13.4 million. The decrease in unrestricted cash from $8.4 million at December 31, 2008 was primarily due to the impact of amortization payments totaling $2.8 million on our JP Morgan repurchase agreement discussed above, termination of an interest rate swap with a notional balance of $19.5 million for $3.3 million, repayment of a $0.5 million unsecured note payable, payment of a $2.3 million cash dividend on January 30, 2009, interest payments on our junior subordinated debentures of $1.1 million and a $0.9 million capital contribution to the U.S. Debt Fund, which were offset, in part, by operating cash flow.

Historically, our initial borrowings have been short-term, variable rate debt; however, we have financed the majority of our assets on a long-term basis through match-funded CDO strategies. Our CDO strategy is dependent upon our ability to place the match-funded debt we intend to create in the market at attractive borrowing spreads. If spreads for CDO liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute the CDO strategy will be severely restricted. At this time, the CDO market is essentially closed and as a result, extending the term of our short term financing facility is very important to financing certain of our investments.

Currently, the market for short-term credit facilities is very challenging and many lenders are actively seeking to reduce their balances outstanding by lowering advance rates on financed assets and increased borrowing costs, to the extent such facilities continue to be available. In the event we are unable to maintain or extend maturities of existing and/or secure new lines of credit or collateralized financing on favorable terms, our ability to continue as a going concern may be adversely impacted and returns to investors may be reduced. Although we anticipate extending and/or replacing our short-term financing facilities, in the event our current short-term credit facilities are not extended or extended with lower advance rates on collateral, we may be required to sell assets at amounts that are less than the estimated current fair value to payoff such facilities which would likely reduce our earnings and operating cash flow. We cannot provide any assurances that we can accomplish these objectives.

We expect to meet our long-term liquidity requirements, specifically the repayment of debt and our investment funding needs, through additional borrowings, the issuance of debt and equity securities, and/or the sales, refinancing or principal repayments of our investments. We believe the value of these assets is, and will continue to be, sufficient to repay our debt at maturity under either scenario, our ability to meet our long-term liquidity requirements may be subject to obtaining additional equity and debt financing. Decisions by investors and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. We cannot provide any assurances that our long-term liquidity plans can be accomplished collectively or individually.

Borrowings. As of March 25, 2009, December 31, 2008 and 2007, repurchase agreement borrowings consisted of the following (net of amounts held as collateral in restricted cash for these borrowings):

		Amount
	Scheduled Maturity Date	March 25, 2009	December 31, 2008	December 31, 2007
Secured by CMBS
Liquid Funding/ Bear Stearns	N/A	$—	$—	$77,350
JP Morgan	December 2009	13,358	16,108	18,759
Secured by real estate loans
Goldman Sachs	N/A	—	—	165,755

		$13,358	$16,108	$261,864

Our repurchase agreement facility is subject to margin calls based upon fair market value determinations of the underlying collateral. During the year ended December 31, 2008, such margin calls totaled $135.4 million with $80.0 million related to the JPMorgan and Liquid Funding/ Bear Stearns Facilities (as defined below) and $55.4 million related to the Goldman Sachs Facility. The JPMorgan Facility has covenants related to (i) minimum tangible net worth, (ii) maximum leverage, (iii) minimum liquidity and (iv) incurrence of additional recourse debt, among other covenants. The JPMorgan Facility also has a material adverse change clause in which JPMorgan can demand immediate repayment of our debt if they deem a material adverse change to have occurred.

In August 2007 and as subsequently amended in September 2007, March 2008, September 2008 and December 2008, we and a wholly owned subsidiary, respectively, entered into a repurchase agreement with a subsidiary of JPMorgan Chase & Co. (the “JPMorgan Facility”). This repurchase agreement provides financing to be secured by rated and unrated CMBS. The December 2008 amendment modified certain financial covenants applicable to us under the JPMorgan Facility and extends the term of the facility to December 22, 2009. We also agreed to make a one-time payment of $2.0 million to JPMorgan in February 2009, and monthly amortization payments of $0.8 million commencing in March 2009 through the maturity of the JPMorgan Facility, with the remaining outstanding balance on the facility due and payable on December 22, 2009. This repurchase agreement is fully recourse to us. As of December 31, 2008, $16.1 million was outstanding under the facility at a weighted average borrowing rate of 3.2% and CMBS investments with an estimated fair value of $40.2 million were pledged as collateral.

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

In September 2006, a wholly owned subsidiary entered into the Goldman Sachs Facility, which was subsequently amended in September 2007, March 2008 and December 2008. The December 2008 amendment resulted in the consensual termination and repayment of our repurchase facility, and pursuant to the agreement, Goldman Sachs acknowledged that a $2 million payment made by us on December 4, 2008 represented the satisfaction in full of a margin call, and we agreed that on or before December 31, 2008 (i) we would make a one-time cash payment to Goldman Sachs of $1.5 million, (ii) we would execute and deliver to Goldman Sachs an unsecured note payable for $0.5 million maturing on February 27, 2009, (iii) we would pay to Goldman Sachs the accrued but unpaid price differential (implied interest) through the termination date, and (iv) we would terminate our rights to repurchase the purchased loans held by Goldman Sachs under the Goldman Sachs Facility. In exchange and provided that we satisfied these termination obligations, Goldman Sachs agreed to release us from any further obligations and/or liabilities under the Goldman Sachs Facility. In addition, from December 11, 2008 to the earlier of December 31, 2008 and the termination date, Goldman Sachs agreed to suspend (i) Goldman Sachs’ right to make margin calls under the Goldman Sachs Facility, and (ii) the applicability of certain financial covenants under the Goldman Sachs Facility, provided that we comply with the terms of the amendment. As of December 23, 2008, we satisfied all termination obligations and the Goldman Sachs Facility was terminated. On February 27, 2009, the $0.5 million unsecured note payable was repaid in full.

Collateralized Debt Obligations. On October 17, 2006, we issued our second CDO, or CDO II, through two of our wholly-owned subsidiaries, JER CRE CDO 2006-2, Limited and JER CRE CDO 2006-2, LLC, collectively known as CDO II. CDO II is secured by $1.2 billion par value of collateral interests consisting of CMBS, mezzanine loan interests, first mortgage loan interests, Re-REMIC securities, and real estate CDO securities. CDO II issued privately placed notes totaling $768.4 million initially rated AAA through BBB- (“CDO II Investment Grade Notes”). The Company purchased a portion of the CDO II Investment Grade Notes and retained all of the non-investment grade notes and preferred shares. $708.3 million of CDO II Investment Grade Notes were issued to third parties consisting of $47.0 million of fixed rate notes with a weighted average interest rate of 5.8% and $661.3 million of floating rate notes with a weighted average interest rate of LIBOR plus 62 basis points, excluding amortization of fees and expenses. The CDO II Investment Grade Notes have a remaining expected average maturity of 7.3 years at December 31, 2008. CDO II has a replenishment collateral pool of up to $275.0 million that will allow replenishment of proceeds of real estate loans that are paid off within five years from the closing of the transaction, subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture. We incurred $10.5 million of debt issuance costs, which were deferred and amortized on an effective yield basis over the life of CDO II through December 31, 2007. Pursuant to the adoption of SFAS No. 159, such deferred debt issuance costs were written off and are part of the cumulative transition adjustment related to adopting SFAS No. 159. Unamortized debt issuance costs of $0 and $9.5 million are included as a component of deferred financing fees on the consolidated balance sheet at December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, we contributed no CMBS or real estate loan interests as collateral to CDO II and received no mezzanine loan repayments on CDO II collateral. At December 31, 2008, the available replenishment pool balance was $1.0 million, which is reflected as restricted cash on our consolidated balance sheets.

On January 16, 2008, Fitch Ratings announced that it had revised its surveillance review methodology for U.S. CMBS B-piece resecuritizations and placed 188 tranches from 18 transactions on Rating Watch Negative, including 14 tranches of notes payable issued by CDO II that were previously rated by Fitch Ratings. In April 2008, Fitch Ratings announced a downgrade to the rating of these bonds.

In November 2005, we issued our first CDO, or CDO I, through two of our wholly-owned subsidiaries, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC. CDO I is secured by a static pool of $418.7 million par value of fixed rate subordinate CMBS. CDO I issued privately placed notes totaling $275.6 million initially rated AAA through BBB- (“CDO I Investment Grade Notes”). We retained a portion of the BBB- rated notes, all of the non-investment grade notes and all of the preferred shares. Two of the CDO I Investment Grade Notes, totaling $119.2 million, were issued with floating rate coupons with a weighted average interest rate of LIBOR plus 39 basis points, excluding amortization of fees and expenses. The remaining CDO I Investment Grade Notes totaling $147.0 million, net of the portion retained by the Company, were issued with fixed rate coupons with a weighted average interest rate of 6.0%, excluding amortization of fees and expenses. The Investment Grade Notes have a remaining expected average maturity of 6.7 years at December 31, 2008. The Company incurred $4.3 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of CDO I through December 31, 2007. Pursuant to the adoption of SFAS No. 159, such deferred debt issuance costs were written off and are part of the cumulative transition adjustment related to adopting SFAS No. 159. Unamortized debt issuance costs of $0 and $3.5 million were included in deferred financing fees on our consolidated balance sheets at December 31, 2008 and 2007, respectively.

The terms of our CDOs include certain over-collateralization and interest coverage tests, which are used primarily to determine whether and to what extent principal and interest paid on the debt securities and other assets that serve as collateral underlying the CDO’s may be used to pay principal and interest on the notes payable and preferred shares issued by the CDOs. In each of our CDOs, in the event that either test is not satisfied, interest and principal that would otherwise be payable on certain of the junior tranches of notes payable and preferred shares issued by the CDOs and retained by us may be redirected to repay principal on certain senior tranches of notes payable issued by the CDOs. Therefore, failure to satisfy the coverage tests could adversely affect cash flows received by us from our retained interests in the CDOs and thereby our liquidity and operating results.

CMBS downgrades generally do not affect the over-collateralization coverage test applicable to collateral in our 2005 CDO, or CDO I, which is not affected unless such collateral is downgraded to CC or below. However, with respect to our 2006 CDO, or CDO II, collateral interests representing the majority of the face amount of downgraded CMBS are considered to be impaired for purposes of the over-collateralization coverage tests. Collateral interests, including CMBS, which have a realized loss, are also considered impaired. For CDO II, failure of the over-collateralization coverage test occurs generally when the test results fall below ranges between 100% and 140%, depending on the class of CDO II notes payable. As of December 31, 2008, due primarily to additional CMBS bond rating downgrades, CDO II could withstand approximately $184 million of incremental reductions to the face value of collateral interests before failing certain of the over-collateralization coverage tests.

On February 5, 2009, Moody’s announced that it was revising its loss methodology for CMBS and reviewing its outstanding ratings on all conduit and fusion CMBS issued in 2006, 2007 and 2008. Moody’s also announced that it expects to downgrade low-rated investment grade bonds and non-investment grade bonds by an average of five to six grades. Since its announcement, Moody’s has downgraded eight securitization transactions that serve as a portion of the collateral pool for CDO II. As a result of these downgrades, certain over-collateralization coverage tests for CDO II failed with respect to the February 2009 distribution date.

As a result of the February 2009 failure of certain over-collateralization coverage tests (i) certain interest payments normally scheduled to be allocated to certain of the notes payable and preferred shareholders of CDO II were reallocated to the holders of the senior notes payable, and (ii) any available principal proceeds were reallocated to the holders of the senior notes payable. Consequently, we will not receive any cash flow distributions on the junior notes payable and preferred share investments retained by us and/or our affiliates in CDO II until such time, if ever, the over-collateralization coverage tests are complied with. Even if the over-collateralization coverage tests are eventually complied with, our ability to obtain regular cash payments from the assets securing CDO II is dependent upon CDO II continuing to meet interest coverage and over-collateralization coverage tests. If the February 2009 over-collateralization coverage tests for CDO II had not failed, we would have received approximately $1.0 million in interest distributions and $1.2 million in preferred share distributions on February 25, 2009. During 2008, we received approximately $28 million of net cash distributions from CDO II.

While the redirection of cash began with the February 25, 2009 distribution date, the redirection of such cash is not expected to impact the GAAP or tax treatment to us relative to our reporting of the individual assets and liabilities related to the CDOs as we consolidate both CDOs on our balance sheet. While we believe our balance sheet reflects the fair value of the individual CDO related assets and liabilities, we believe the estimated economic fair value of our combined retained interest in the CDOs is less than the difference between the estimated fair values of the assets and liabilities, determined in accordance with GAAP.

With respect to CDO II, we have been appointed its Advancing Agent. In this capacity, we may be required to make Interest Advances to CDO II in the event that the sum of Interest Proceeds and Principal Proceeds collected during the related Due Period are insufficient to remit the interest that is due and payable to the Class A Notes and Class B Notes in accordance with the Priority of Payments of CDO II (the amount of such insufficiency, an “Interest Shortfall”). We will be entitled to recover any previously unreimbursed Interest Advances made by it, together with interest thereon, first, from Interest Proceeds and second if applicable, from Principal Proceeds, senior to any payments of interest or principal to the noteholders and senior to any payments of fees, expenses or hedge payments of CDO II, only to the extent that such recovery would not trigger an additional Interest Shortfall to the Class A Notes or Class B Notes. In the event that we determine that such Interest Advances are nonrecoverable interest advances, we would be entitled to recovery of any previously unreimbursed Interest Advances made by it, together with interest thereon, without regards to whether such recovery would trigger additional Interest Shortfalls. As of December 31, 2008, we have not advanced CDO II for any Interest Shortfalls in its capacity as Advancing Agent.

Junior Subordinated Debentures. On April 9, 2007, we issued $60.0 million of trust preferred securities through our unconsolidated subsidiary, JERIT TS Statutory Trust I (the “Trust”), in a private transaction exempt from registration under the Securities Act of 1933, as amended. Concurrently, we issued $61.9 million in junior subordinated debentures to the Trust and made a $1.9 million common equity investment in the Trust. The trust preferred securities have a 30-year term ending April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. The assets of the Trust consist solely of the $61.9 million of junior subordinated notes concurrently issued by us, with terms that mirror the trust preferred securities. We incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the junior subordinated debentures. Unamortized debt issuance costs of $1.0 million are included as a component of deferred financing fees on the consolidated balance sheet at December 31, 2008 and 2007, respectively.

Our interest in the Trust is accounted for using the equity method and the assets and liabilities are not consolidated into our financial statements due to our determination that the Trust is a variable interest entity under FIN 46(R) and that we are not the primary beneficiary of the entity. Interest on the junior subordinated debentures, net of interest income on our common equity interest in the Trust, is included in interest expense on our consolidated income statements while the junior subordinated debentures are presented as a liability on our consolidated balance sheet.

General. If we default in the payment of interest or principal on any debt including margin calls on repurchase agreements, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt, requiring us to immediately repay all outstanding principal. If we are unable to make such payments, our lender could force us to sell the applicable collateral or foreclose on our assets pledged as collateral to such lender. The lender could also force us into bankruptcy or bring other legal action against us. Any of these events would likely have a material adverse effect on the value of an investment in our common stock. At December 31, 2008, we were in compliance with all covenants under our repurchase agreements, CDO notes payable and junior subordinated debentures. As noted previously, CDO II failed its over-collateralization coverage test with respect to the February 2009 distribution.

Dividends. In order to qualify as a REIT and to avoid corporate level tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our ordinary taxable income and net capital gains on an annual basis. Certain of our investments, such as the subordinate CMBS investments, may generate substantial mismatches between taxable income and GAAP net income and cash flow. In order to meet the requirement to distribute a substantial portion of our net taxable income, we may need to borrow, sell assets, raise additional equity capital or pay dividends in the form of stock. Additionally, we will need to raise additional capital that may be dilutive or sell existing assets in order to acquire additional investments. We anticipate borrowing funds and/or raising additional equity capital to finance future investment activities, but there can be no assurance that we will be able to do so on terms acceptable or available to us, if at all. As part of our plans to maintain adequate liquidity, we plan on discontinuing payment of quarterly dividends and replacing it with payment of an annual dividend to the extent required to satisfy REIT dividend requirements. In addition, to the extent we are required to make a dividend payment with respect to 2009, we may elect to pay up to 90% of such dividends in stock in accordance with Internal Revenue Service (“IRS”) Revenue Procedure 2008-68.

The following table summarizes our quarterly distributions in 2008 and 2007 and reflects the impact of our 1-for-10 reverse stock split declared in February 2009:

Quarter	Dividend Type	Record Date	Declaration Date	Payment Date	Amount
First Quarter 2008	Regular	5/1/2008	4/18/2008	5/6/2008	$3.00
Second Quarter 2008	Regular	6/30/2008	6/13/2008	7/31/2008	3.00
Third Quarter 2008	Regular	9/30/2008	9/11/2008	10/31/2008	3.00
Fourth Quarter 2008	Regular	12/30/2008	12/16/2008	1/30/2009	3.00
Fourth Quarter 2008	Special	12/30/2008	12/16/2008	1/30/2009	5.80

					$17.80

First Quarter 2007	Regular	3/30/2007	3/14/2007	4/30/2007	$4.40
Second Quarter 2007	Regular	6/29/2007	6/13/2007	7/31/2007	4.49
Third Quarter 2007	Regular	9/28/2007	9/13/2007	10/31/2007	4.50
Fourth Quarter 2007	Regular	12/28/2007	12/12/2007	1/30/2008	4.50
Fourth Quarter 2007	Special	12/28/2007	12/12/2007	1/30/2008	6.50

					$24.39

Inflation. We believe that the risk of increases in the market interest rates as a result of inflation on any floating rate debt that we may invest in will be largely offset by our floating rate investments and the use of match funded financing which may include interest rate derivatives.

Contractual Obligations. Purchase commitments and aggregate principal maturities of our repurchase agreements and notes payable at December 31, 2008 was as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Capital commitments(1)	$6,591	$6,591	$—		$—
Repurchase agreement(2)	16,108	16,108	—	—	—
Notes payable(3)	974,526	—	—	—	974,526
Junior subordinated debentures(4)	61,860	—	—	—	61,860

	$1,059,085	$22,699	$—	$—	$1,036,386

(1)

Maturity date represents the end of the Investment Period (December 2009) for the U.S. Debt Fund. The timing and amount of capital calls are determined as necessary by the General Partner of the U.S. Debt Fund.

(2)	The repurchase agreement as of December 31, 2008 is scheduled to mature in December 2009.
(3)

The maturity dates of the notes payable are contingent upon maturity of assets pledged as collateral and have a remaining expected average maturity of 6.7 years and 7.3 years for CDO I and CDO II, respectively, as of December 31, 2008.

(4)

The junior subordinated debentures have a 30-year term ending April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 2.25%, excluding amortization of fees and expenses.

Off Balance Sheet Arrangements

As of December 31, 2008, we did not have any off balance sheet arrangements.

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

Fee Arrangements. Under the management agreement and subject to the supervision and direction of the our board of directors, the manager performs services for us including the purchase, sale and management of real estate and other real estate-related assets, our day-to-day management and the performance of certain administrative duties. For performing these services, we pay the manager a monthly base management fee in arrears equal to 1/12 of the sum of (i) 2.0% of the first $400 million of our equity, (ii) 1.5% of equity in excess of $400 million and up to $800 million and (iii) 1.25% of equity in excess of $800 million. For purposes of calculating the base management fee, our equity equals the month-end value, computed in accordance with generally accepted accounting principles, of our stockholders’ equity, adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income. The J.E. Robert Company uses such proceeds, in part, to compensate officers and employees provided to us by J.E. Robert Company through our manager who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. We have in the past and may continue in the future, however, to award grants pursuant to the Incentive Plan to such officers and employees as well as officers and employees of J.E. Robert Company subject to the discretion of our compensation committee and approval by our board of directors.

In addition, the manager is entitled to receive a quarterly incentive fee in an amount, not less than zero, equal to the product of (i) 25% of the dollar amount by which (a) our funds from operations (as defined in the management agreement) for such quarter per share of Common Stock (based on the weighted average number of shares outstanding for such quarter) exceeds (b) an amount equal to (A) the weighted average of the price per share of Common Stock in the 144A Offering, and the prices per share of Common Stock in any subsequent offerings by the Company multiplied by (B) the greater of (1) 2.25% and (2) 0.875% plus one fourth of the ten-year U.S. treasury rate for such quarter, multiplied by (ii) the weighted average number of shares of Common Stock outstanding during such quarter. Funds From Operations, as defined in the management agreement, is net income (computed in accordance with generally accepted accounting principles) before incentive compensation and including base management fees, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The following table summarizes management fees incurred by the Company for the years ended December 31, 2008, 2007 and 2006, respectively:

	For the Year Ended December 31,
	2008	2007	2006
Base management fees	$6,725	$7,331	$7,631
Incentive fees	—	826	—

Total management fees	$6,725	$8,157	$7,631

At December 31, 2008 and 2007, $0.6 million and $1.2 million, respectively, related to unpaid base management fees are included in due to affiliate in the accompanying consolidated balance sheets. There were no unpaid incentive fees at December 31, 2008 and 2007, respectively.

Our management agreement provides that we are required to reimburse our manager for certain general and administrative expenses incurred by our manager on our behalf, including our pro rata share of overhead expenses of the manager required for our operations. In November 2006, retroactive to January 1, 2006, the independent members of the board of directors approved an amendment to the management agreement to provide that the allocable overhead reimbursement will be fixed at an amount equal to $0.5 million per annum for 2006, and in each calendar year thereafter, subject to approval by the independent members of the board of directors, $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index (“CPI”) for the applicable year over the CPI for the calendar year 2006. For each of the years ended December 31, 2008, 2007 and 2006, overhead reimbursements were approximately $0.5 million, respectively. Our manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on our behalf. If such services are provided by the manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants, or other third parties on an arm’s length basis. In accordance with the provisions of the management agreement, we recorded $22, $57 and $60 during the years ended December 31, 2008, 2007 and 2006, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations.

Each CMBS securitization requires a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. As our manager is not a rated special servicer, it appoints J.E. Robert Company or another entity that is a rated special servicer as the special servicer whenever we acquire a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company earned $4.2 million, $6.7 million and $3.7 million during the years ended December 31, 2008, 2007 and 2006, respectively, as a special servicer on the CMBS issuances where we own the first-loss position. J.E. Robert Company is also entitled to received additional fees in the future based on the collections received against loans that were managed in special servicing and subsequently returned to the master servicer. All fees due to J.E. Robert Company as special servicer are paid either by the securitization vehicles or the borrowers, not directly by us and such fees are consistent with traditional, well established market standards and are set as part of the arm’s-length negotiations to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company may reduce the amounts available to pay us pursuant to the terms of the applicable CMBS trusts.

In connection with CDO II, one of our wholly owned subsidiaries entered into a Collateral Administration Agreement with J.E. Robert Company, the Collateral Administrator, an affiliate of our manager, pursuant to which the Collateral Administrator has agreed to advise our wholly owned subsidiary on certain matters regarding the collateral interests and other eligible investments securing the notes. The Collateral Administrator will receive two fees payable on a monthly basis, with the first fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the second fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture, each fee payable with different priorities as set forth in the applicable indenture. For both the years ended December 2008, 2007 and 2006, we incurred $1.5 million, $1.4 million and $0.3 million, respectively, in collateral administration fees pursuant to the Collateral Administration Agreement and such fees are included in general and administrative expenses in the accompanying consolidated statement of operations. At both December 31, 2008 and 2007, $25 of unpaid collateral administration fees were unpaid and included in due to affiliate in the accompanying consolidated balance sheets. These collateral administration fee schedules within the collateral administration agreement were approved by the members of our board of directors then considered to be independent pursuant to the rules of the NYSE. Since the February 2009 CDO II distribution date, J.E. Robert Company has not been entitled to receive the subordinate collateral administration fee, and is not entitled to receive such fee until certain CDO II over-collateralization coverage tests are complied with.

On December 11, 2007, we and JER Fund IV, an investment fund managed by J.E. Robert Company, entered into a limited partnership agreement pursuant to which we and JER Fund IV agreed to co-manage a new private equity fund, known as JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”). The California Public Employees’ Retirement System, (“CalPERS”), committed $200.0 million, and we and JER Fund IV each committed $10.0 million to the US Debt Fund. As of December 31, 2008 and 2007, we have invested $3.4 million and $1.2 million, respectively, into the US Debt Fund which is reflected in investments in unconsolidated joint ventures on the accompanying consolidated balance sheets.

The US Debt Fund invests in loans secured, directly or indirectly, by commercial real estate, including, B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products such as CMBX and credit default swaps (the “Targeted Investments”). Excluded investment from the US Debt Fund include non-performing loans, fee-simple ownership interests in real estate, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by us or JER Fund IV, and net leased real estate assets.

On December 4, 2008, we, JER Fund IV and CalPERS entered into an amendment to the US Debt Fund’s amended and restated limited partnership agreement (the “LPA”) with CalPERS extending the US Debt Fund’s commitment period for an additional one year period, from December 11, 2008 to December 11, 2009. In addition, pursuant to the amendment, the US Debt Fund’s general partner is not required by the LPA to allocate new investment opportunities to the US Debt Fund. Finally, the amendment provides that commencing on December 11, 2008 through and including December 11, 2009, the management fee payable by CalPERS to the US Debt Fund’s general partner shall be calculated to (i) include CalPERS’ pro-rata share of the outstanding principal balance on the US Debt Fund’s revolving credit facility with WestLB AG New York Branch and (ii) exclude CalPERS’ pro-rata share of unrestricted cash and cash equivalents held by the US Debt Fund. Prior to the amendment, the US Debt Fund paid us and JER Fund IV a base management fee equal to 1.5% on drawn capital and up to 20% of the aggregate profits earned and distributed by the US Debt Fund (after limited partners receive distributions equal to their initial investment and a specified preferred rate of return thereon). We and JER Fund IV divide the management and incentive fees on a 50%-50% basis. During the year ended December 31, 2008, we recognized $0.4 million of management fee income from the US Debt Fund.

During the year ended December 31, 2008, we did not invest in any CMBS or real estate loan investments where an affiliate of the manager held a controlling equity interest in the borrower. During the year ended December 31, 2007, we invested in a first mortgage loan participation with a cost basis of $30.0 million and two mezzanine loan participations with an aggregate cost basis of $49.4 million where an affiliate of the manager held a controlling equity interest in the borrower. During the year ended December 31, 2006, we invested in mezzanine loans totaling $65.0 million where an affiliate of the manager held a controlling equity interest in the borrower. The acquisition of these loans to affiliated borrowers was approved by the independent members of our Board of Directors as required by our investment guidelines. During the year ended December 31, 2008, we received repayments on loans to affiliated borrowers aggregating $8.5 million. At December 31, 2008, loans to affiliated entities had an unamortized cost basis of $82.3 million, an unpaid principal balance of $82.6 million and a carrying value of $54.0 million.

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

Our operating results depend substantially on the difference between the interest and related income earned on our interest-bearing assets and the interest expense incurred in connection with our interest-bearing liabilities. Competition from other providers of real estate financing may lead to a decrease in the interest rate earned on our interest-earning assets, which we may not be able to offset by obtaining lower interest costs on our borrowings. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between our interest-earning assets and interest-bearing liabilities. Any significant compression of the spreads between interest-earning assets and interest-bearing liabilities could have a material adverse effect on us. In addition, continuing and/ or further increase in interest rates and/or credits spreads in the financial markets could, among other things, further reduce the value of our interest- earning assets and our ability to realize gains from the sale of such assets and result in increased margin calls on our short-term credit facilities, potentially requiring us to sell assets at a loss, while a decrease in interest rates could reduce the average life of our interest-earning assets.

We may utilize a variety of financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, in order to limit the effects of fluctuations in interest rates on our operations. We do not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses. At times, we may have interest rate swap maturities or notional balances that do not correspond with outstanding floating rate debt balances, debt maturity dates or amounts. Moreover, with respect to certain of the instruments used as hedges, we are exposed to the risk that the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position. If we anticipate the income from any such hedging transaction will not be qualifying income for REIT income test purposes, we may conduct part or all of our hedging activities through a corporate subsidiary that will be fully subject to federal corporate income taxation (a taxable REIT subsidiary). Our profitability may be adversely affected during any period as a result of changing interest rates.

Interest Rate Risk. Interest rate sensitivity refers to the change in earnings and cash flows that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, primarily LIBOR and treasury rates. At December 31, 2008, our primary sensitivity to interest rates related to the income we earned on a portion of our $275.0 million of floating rate real estate loans and the interest expense incurred on $796.6 million of floating rate indebtedness, the carry cost on our non-CDO related interest rate swaps which were all tied to LIBOR, resulting in net floating rate liabilities of $521.6 million. We have further sought to mitigate our exposure to changes in interest rates by entering into pay-fixed interest rate swaps based on notional amounts in effect at December 31, 2008 of $595.8 million thereby reducing exposure to interest rate fluctuations to approximately $74.2 million of net floating rate assets. The following table presents our pay-fixed interest rate swaps as of December 31, 2008 and 2007:

Trade Date	Effective Date	Entity	Termination Date	Initial Notional Balance	Notional Balance at December 31,		Ending Notional Balance	Fair Value at December 31,		Pay-Fixed Interest Rate
					2008	2007		2008(4)	2007
October 2005	November 2005(1)	CDO I	June 2015	$109,977	$109,977	$109,977	$5,697	$(17,545)	$(4,107)	4.9%
September 2006	October 2006(2)	CDO II	August 2016	386,324	303,126	340,047	219,929	(49,551)	(12,860)	5.1%
September 2006	October 2009(2)	JER Investors Trust Inc.	August 2016(8)	—	—	—	80,071	(3,536)	(1,056)	5.2%
February 2007	October 2007(2)	JER Investors Trust Inc.	October 2014(8)	—	83,198	46,277	85,024	(7,490)	(3,719)	5.1%
January 2007	November 2007(3)(6)	JER Investors Trust Inc.	December 2016(8)	100,000	40,000	100,000	40,000	(6,209)	(6,185)	5.3%
February 2007	November 2007(5)	JER Investors Trust Inc.	June 2008	45,000	—	45,000	—	—	(2,079)	5.0%
February 2007	November 2007(3)(7)	JER Investors Trust Inc.	February 2017(9)	26,000	19,500	26,000	19,500	(3,714)	(1,244)	5.1%
March 2007	November 2007(3)	JER Investors Trust Inc.	January 2017(8)	40,000	40,000	40,000	40,000	(3,939)	(1,631)	5.0%

				$707,301	$595,801	$707,301	$490,221	$(91,984)	$(32,881)

(1)	Swap related to our CDO I financing and is reflected at fair value with the change in value subsequent to December 31, 2007 recorded in other gains (losses) on the consolidated statement of operations due to our election to account for this swap using the FVO effective January 1, 2008.
(2)	Swaps related to our CDO II financing and is reflected at fair value with the change in value subsequent to December 31, 2007 recorded in other gains (losses) on the consolidated statement of operations due to our election to account for these swaps using the FVO effective January 1, 2008.
(3)	Swaps related to our current and future anticipated financings were intended to hedge future long-term floating rate debt and is not considered probable as of December 31, 2008 and as a result, the fair value at December 31, 2008 of $(13.9) million has been recorded in other gains (losses) in the consolidated statement of operations during the year ended December 31, 2008.
(4)	The settlement amount of our interest rate swap liabilities was $(110.7) million as of December 31, 2008. This liability is partially offset by a $18.7 million credit valuation adjustment as of December 31, 2008 due to the SFAS No. 157 requirement to incorporate a credit valuation allowance for our and our counterparty’s credit rating to arrive at fair value.
(5)	In connection with the sale of a real estate loan in June 2008 and repayment of the related floating rate financing, we terminated a swap with an initial notional balance of $45.0 million and paid swap termination costs of $1.4 million.
(6)	In connection with the sale of a real estate loan in September 2008 and repayment of the related floating rate financing, we partially terminated $60.0 million of notional balance on a swap with an initial notional balance of $100.0 million and paid swap termination costs of $4.0 million.
(7)	In connection with the transfer of real estate loans classified as held for sale and repayment of the related floating rate financing, we partially terminated $6.5 million of notional balance on a swap with an initial notional balance of $26.0 million and paid swap termination costs of $1.5 million.

(8)	On February 27, 2009, we agreed to terminate these interest rate swaps and replace them with a new seven-year fixed rate-for-fixed rate swap agreement. We are obligated to pay a fixed monthly amount of $0.4 million to National Australia Bank Limited from March 2009 through March 2016, with such payments commencing in April 2009.
(9)	The counterparty terminated this swap on February 23, 2009. We paid the counterparty $3.3 million in connection with the termination.

At December 31, 2008, our interest rate swaps substantially mitigate the impact of interest rate changes on our net earnings and cash flow. As a result of and due to floating rates on our real estate loans, CDO notes payable and repurchase agreement borrowings, changes in interest rates will generally impact our net income. All of our floating rate assets and liabilities are tied to LIBOR or the applicable base rate and some are subject to certain caps, floors or other limitations. The following table shows the estimated change in net income for a 12-month period based on changes in the applicable LIBOR rates applied to floating rate assets, liabilities and interest rate swaps outstanding as of December 31, 2008:

LIBOR Rate Change (Basis Points)	Estimated Increase (Decrease) in Net Income Over 12 Months at December 31, 2008(1)(2)(3)
(in thousands)
-150	$(371)
-50	(371)
50	371
150	1,113

(1)	Estimated increased (decrease) in net income over next twelve months does not consider the impact of SFAS No. 159 adoption, effective January 1, 2008.
(2)

As a result of the interest rate swap restructuring and terminations subsequent to December 31, 2008, the estimated increase (decrease) in net income over the next twelve months at December 31, 2008 based on interest rate changes of (150), (50), 50 and 150 basis points is $543, $543, $(543) and $(1,628), respectively.

(3)	At December 31, 2008, the 1-month LIBOR rate was approximately 44 basis points. This analysis is presented assuming LIBOR will exceed 0 basis points.

Interest rate changes may also affect the fair value of our CMBS investments, real estate loans and derivatives. We have not entered into derivative transactions designed to hedge changes in fair value.

Credit Risk. Our portfolio of commercial real estate loans and securities is subject to a high degree of credit risk. Credit risk is the exposure to loss from debtor defaults. Default rates are subject to a wide variety of factors, including, but not limited to, property performance, property management, supply and demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the Unites States economy, the availability of credit and/or refinancing opportunities, and other factors beyond our control.

All loans are subject to some probability of default. We underwrite our CMBS investments assuming (i) the underlying loans will suffer some dollar amount of defaults and (ii) the defaults will lead to some level of realized losses. Loss adjusted yields are computed based on these assumptions and applied to each class of security supported by the cash flow on the underlying loans. The most significant variables affecting loss adjusted yields include, but are not limited to, the number of defaults, the severity of loss that occurs subsequent to a default and the timing of the actual loss. The different rating levels of CMBS will react differently to changes in these assumptions. The lowest rated securities are generally more sensitive to changes in timing of actual losses. The higher rated securities are more sensitive to the severity of losses.

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

Since September 30, 2008, we have seen a significant increase in assets entering our CMBS special servicing portfolio. The CMBS special servicing portfolio balances were $303.5 million, $713.5 million and $1.2 billion at September 30, 2008, December 31, 2008 and March 27, 2009, respectively. Due to the continued tightening of credit, declining real estate values, worsening macro-economic environment, in conjunction with the significant increase in our CMBS special servicing portfolio, we increased our loan loss projections associated with the real estate loan collateral underlying our “first-loss” CMBS portfolio which represented approximately 3,500 loans with an unpaid principal balance of approximately $48 billion as of December 31, 2008. As of December 31, 2008, we increased projected future loan losses from $862.7 million to $964 million. In addition, we accelerated the projected timing of these losses, with most of the loss increase projected to occur in 2009 and 2010. This increase in loss projections results in lower projected cash flows from our “first-loss” CMBS investments, and, in part, caused us to recognize a $163.0 million impairment charge during the year ended December 31, 2008. Such losses may be increased in the future in the event that collateral performance and macroeconomic conditions deteriorate.

We will also invest in commercial real estate loans, primarily mezzanine loans, bridge loans, B-notes, loans to real estate companies, whole mortgage loans, first mortgage participations and net leased real estate. Although we have not to date, we may also invest in residential mortgages and related securities. These investments will be subject to credit risk. The extent of our credit risk exposure will be dependent on risks associated with commercial and residential real estate. Property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; increases in operating expenses (such as energy costs) and; reductions in and/ or lack of capital and liquidity. In the event a borrower’s net operating income decreases, the borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

Recent Events

Investments

On March 2, 2009, we funded a $0.9 million capital call to the US Debt Fund increasing the cumulative total amount funded to $4.3 million.

Dividends

On December 16, 2008, we declared a dividend for our fourth fiscal quarter ended December 31, 2008 of $22.7 million, or $8.80 per share of existing common stock, consisting of a regular quarterly dividend of $3.00 per share of existing common stock and a special dividend of $5.80 per share of existing common stock, payable in a combination of stock and cash at the election of our stockholders. The cash portion of the 2008 year end dividend was limited to $2.3 million. The 2008 year end dividend was payable to stockholders of record as of December 30, 2008 and was paid on January 30, 2009. As a result, on January 30, 2009, we issued a total of 2,397,891 shares of existing common stock to pay the stock portion of the 2008 year end dividend.

On February 13, 2009, we declared a 1-for-10 reverse split of JRT’s common stock. The reverse stock split was effected before the opening of the New York Stock Exchange on February 20, 2009. The 1-for-10 reverse split converted 10 shares of our common stock into 1 share of its common stock. The par value of our common stock remained $0.01 per share. The reverse stock split affects all issued and outstanding shares of our common stock immediately prior to the effectiveness of the reverse stock split. The reverse stock split reduced the number of shares of common stock outstanding from 25,901,035 shares to 2,590,104 shares and has been retrospectively applied to all periods presents in these financial statements.

Financing

On February 23, 2009 and March 23, 2009, we repaid $2.0 million and $0.8 million, respectively, of borrowings on our JPMorgan Facility, and on February 27, 2009, the Company repaid in full the $0.5 million unsecured note payable to Goldman Sachs.

On February 23, 2009, one of our counterparties terminated an interest rate swap with a notional balance of $19.5 million at a cost of $3.3 million. On March 2, 2009, the Company restructured four pay fixed interest rate swaps that face us. As a result, the swaps were consolidated and payment terms were modified so that we are obligated to pay a fixed monthly amount of approximately $0.4 million through March 2016, compared to variable monthly payments of $0.6 million in December 2008 and January 2009.

Other

On March 26, 2009, we received written notice from the NYSE that we were not in compliance with the NYSE’s continued listing standards applicable to it requiring that we maintain a 30-day trailing average global equity market capitalization of at least $15.0 million (this standard has temporarily been lowered from $25.0 million through June 30, 2009). The NYSE will suspend trading of our common stock prior to the market open on April 1, 2009. As of April 1, 2009, our common stock will begin trading on the over-the-counter (“OTC”) market.

During the first quarter 2009, there have been significant levels of rating agency downgrades to CMBS bonds contributed as collateral to our second collateralized debt obligation (“CDO II”). As a result, CDO II did not meet certain over-collateralization coverage tests in February 2009 resulting in approximately $2.2 million of cash that would have otherwise been paid to us being redirected to repay principal on certain senior notes payable issued by CDO II with respect to the February 2009 payment. We expect this cash flow redirection to continue for the foreseeable future. During 2008, JRT received approximately $28 million of net cash distributions from CDO II.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to our definitive proxy statement for the 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the fiscal year ended December 31, 2008.

ITEM 11.    EXECUTIVE COMPENSATION

Incorporated by reference to our definitive proxy statement for the 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the fiscal year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our definitive proxy statement for the 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the fiscal year ended December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference to our definitive proxy statement for the 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the fiscal year ended December 31, 2008.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to our definitive proxy statement for the 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act within 120 days after the fiscal year ended December 31, 2008.

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

(b)	Exhibits

The following exhibits are filed as part of this annual Report on Form 10-K:

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant.(1)

3.2	Articles of Amendment of the Registrant(2)

3.3	Articles of Amendment of the Registrant(3)

3.4	By-laws of the Registrant.(1)

3.5	Amendment to the By-laws of the Registrant.(4)

4.1	Form of Certificate for Common Stock.(1)

4.2	Registration Rights Agreement, dated June 4, 2004, between Registrant, JER Commercial Debt Advisors LLC and Friedman, Billings, Ramsey & Co., Inc.(1)

10.1	Management Agreement, dated June 4, 2004, between Registrant and JER Commercial Debt Advisors LLC.(1)

10.2	Amendment to Management Agreement, dated January 1, 2006, between Registrant and JER Commercial Debt Advisors LLC.(5)

10.3	Amendment to Management Agreement, dated January 24, 2006, between Registrant and JER Commercial Debt Advisors LLC.(6)

10.4	Amendment to Management Agreement, dated January 1, 2008, between Registrant and JER Commercial Debt Advisors LLC.

10.3	Nonqualified Stock Option and Incentive Award Plan, as amended.(7)

10.4	Nonqualified Stock Option and Incentive Award Plan for Manager Only.(7)

10.5	Form of Restricted Stock Award Agreement Pursuant to Nonqualified Stock Option and Incentive Award Plan.(8)

10.6	Form of Restricted Stock Award Agreement Pursuant to Nonqualified Stock Option and Incentive Award Plan for Manager Only.(8)

10.7	Form of Performance Unit Agreement Pursuant to Nonqualified Stock Option and Incentive Award Plan.(8)

10.8	Form of Performance Unit Agreement Pursuant to Nonqualified Stock Option and Incentive Award Plan for Manager Only.(8)

Exhibit Number	Description
10.9	Services Agreement, dated June 4, 2004, by and among JER Investors Trust Inc., JER Commercial Debt Advisors LLC and J.E. Robert Company, Inc.(1)

10.10	Advisory Services Letter, dated July 8, 2005.(1)

10.11	Form of Stock Option Award Agreement.(9)

10.12	Amended and Restated Limited Partnership Agreement, dated December 11, 2007(10)

10.13	Amendment to Amended and Restated Limited Partnership Agreement, dated December 4, 2008(11)

10.14	409A Amendment No. 1 to Nonqualified Stock Option and Incentive Award Plan.

10.15	409A Amendment No. 1 to Nonqualified Stock Option and Incentive Award Plan for Manager Only.

21.1	List of significant subsidiaries (as defined in regulation S-X, Rule 102) of JER Investors Trust.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Section 302 Certification of Chief Executive Officer.

32.2	Section 302 Certification of Chief Financial Officer.

(1)

Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-122802), as amended. Such Registration Statement was originally filed with the Securities and Exchange Commission on February 14, 2005.

(2)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on February 20, 2009.
(3)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on February 20, 2009.
(4)	Incorporated by reference to the Registrant’s Amended Current Report on Form 8-K/A, filed with the SEC on April 4, 2007.
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006.
(6)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005.
(7)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on June 5, 2007.
(8)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on August 2, 2007.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
(10)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on December 17, 2007.
(11)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on December 10, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JER INVESTORS TRUST INC.

By:		/s/ J. MICHAEL MCGILLIS
	Name:	J. Michael McGillis
	Title:	Chief Financial Officer
	Date:	March 31, 2009

Each of the officers and directors of JER Investors Trust Inc. whose signature appears below, in so signing, also makes, constitutes and appoints Daniel T. Ward, acting alone, his true and lawful attorney-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH E. ROBERT, JR. Joseph E. Robert, Jr.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2009

/s/ MARK S. WEISS Mark S. Weiss	President and Director	March 31, 2009

/s/ KEITH W. BELCHER Keith W. Belcher	Vice Chairman of the Board and Executive Vice President	March 31, 2009

/s/ J. MICHAEL MCGILLIS J. Michael McGillis	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2009

/s/ DANIEL J. ALTOBELLO Daniel J. Altobello	Director	March 31, 2009

/s/ PETER D. LINNEMAN Peter D. Linneman	Director	March 31, 2009

/s/ W. RUSSELL RAMSEY W. Russell Ramsey	Director	March 31, 2009

/s/ FRANK J. CAUFIELD Frank J. Caufield	Director	March 31, 2009

/s/ DWIGHT L. BUSH Dwight L. Bush	Director	March 31, 2009

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued an unqualified opinion on the effectiveness of internal control over financial reporting, a copy of which appears on the next page of this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of JER Investors Trust Inc.

We have audited JER Investors Trust Inc. and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The JER Investors Trust Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, JER Investors Trust Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the JER Investors Trust Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the three years in the period ended December 31, 2008 of JER Investors Trust Inc. and subsidiaries and our report dated March 27, 2009 expressed an unqualified opinion thereon that included an explanatory paragraph regarding JER Investors Trust Inc. and subsidiaries’ ability to continue as a going concern.

/s/ Ernst & Young LLP

McLean, Virginia

March 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of JER Investors Trust Inc.

We have audited the accompanying consolidated balance sheets of JER Investors Trust Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JER Investors Trust Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements take as a whole, present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements for the year ended December 31, 2008, have been prepared assuming that JER Investors Trust Inc. will continue as a going concern. As more fully described in Note 2, JER Investors Trust Inc. has incurred a significant net loss in 2008 and may not have sufficient liquidity to meet all of its contractual obligations in 2009. These conditions raise substantial doubt about JER Investors Trust Inc.’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The December 31, 2008 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2008 the Company adopted Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), JER Investors Trust Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 27, 2009

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$8,357	$87,556
Restricted cash	1,149	6,687
CMBS financed by CDOs, at fair value	180,210	562,056
CMBS not financed by CDOs, at fair value	42,432	155,384
Real estate loans, held for investment, at fair value at December 31, 2008 and amortized cost at December 31, 2007	189,980	274,734
Real estate loans, held for sale, at lower of cost or fair value	—	221,599
Investments in unconsolidated joint ventures	843	40,764
Accrued interest receivable	8,343	10,415
Due from affiliate	157	199
Deferred financing fees, net	981	14,454
Other assets	2,349	2,333

Total Assets	$434,801	$1,376,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
CDO notes payable, at fair value at December 31, 2008; face amount at December 31, 2007	$211,695	$974,578
Repurchase agreements	16,108	261,864
Junior subordinated debentures	61,860	61,860
Note payable	500	—
Interest rate swap agreements, at fair value	91,984	32,881
Accounts payable and accrued expenses	839	921
Dividends payable	2,274	28,391
Due to affiliate	689	1,195
Other liabilities	2,489	3,693

Total Liabilities	388,438	1,365,383
Stockholders’ Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,590,104 shares issued and outstanding at December 31, 2008 and 2007	26	26
Additional paid-in capital	392,744	392,503
Cumulative cash dividends paid/declared	(157,705)	(132,186)
Cumulative (deficit) earnings	(165,626)	68,437
Accumulated other comprehensive loss	(23,076)	(317,982)

Total Stockholders’ Equity	46,363	10,798

Total Liabilities and Stockholders’ Equity	$434,801	$1,376,181

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2008	2007	2006
REVENUES
Interest income from CMBS	$80,495	$80,884	$50,771
Interest income from real estate loans	27,691	41,008	16,827
Interest income from cash and cash equivalents	836	5,569	6,259
Lease income from real estate assets	—	6,408	153
Equity in (losses) earnings, net, of unconsolidated joint ventures	(1,449)	753	—
Fee income	544	19	—

Total Revenues	108,117	134,641	74,010
EXPENSES
Interest expense	52,989	75,984	26,662
Management fees, affiliate	6,725	7,331	7,631
Incentive fees, affiliate	—	826	—
Depreciation and amortization of real estate assets	—	1,128	23
General and administrative	7,037	7,648	7,262

Total Expenses	66,751	92,917	41,578

INCOME BEFORE OTHER GAINS (LOSSES)	41,366	41,724	32,432

OTHER GAINS (LOSSES)
Unrealized loss on financial assets financed with CDOs	(454,232)	—	—
Unrealized gain, net, on CDO related financial liabilities	438,046	—	—
Loss on interest rate swaps	(17,238)	—	—
Loss on impairment of CMBS	(163,017)	(4,434)	(719)
Unrealized gain (loss), net, on real estate loans held for sale	13,866	(13,866)	—
Unrealized gain (loss) on non-CDO interest rate swaps	(13,516)	—	—
Unrealized loss due to hedge ineffectiveness	—	(361)	—
Loss on sale of real estate loans held for sale	(92,541)	—	—
Loss on termination of non-CDO related interest rate swaps	(6,885)	—	—

Total other gains (losses)	(295,517)	(18,661)	(719)

NET INCOME (LOSS)	$(254,151)	$23,063	$31,713

Net earnings per share:
Basic	$(98.75)	$8.97	$12.35

Diluted	$(98.75)	$8.97	$12.34

Weighted average shares of common stock outstanding:
Basic	2,573,759	2,570,088	2,568,638

Diluted	2,576,138	2,572,281	2,569,948

Dividends declared per common share	$17.80	$24.40	$18.10

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Cash Dividends Paid/ Declared	Cumulative Earnings (Losses)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2005	2,569	$25.7	$391,785	$(22,698)	$13,661	$(2,203)	$380,570
Comprehensive income:
Net income					31,713		31,713
Fair value adjustment for effective cash flow hedges						1,783	1,783
Realized loss on swap terminations, net of amortization						(6,034)	(6,034)
Unrealized (losses) on securities available-for-sale						8,181	8,181

Total comprehensive income (loss)							35,643
Dividends declared				(46,552)			(46,552)
Stock based compensation- restricted share awards	7	0.1	297				297
Stock based compensation- stock options			23				23

Balance at December 31, 2006	2,576	25.8	392,105	(69,250)	45,374	1,727	369,981

Comprehensive income:
Net income					23,063		23,063
Fair value adjustment for effective cash flow hedges						(33,656)	(33,656)
Amortization of swap termination costs						456	456
Unrealized (losses) on securities available-for-sale						(286,509)	(286,509)

Total comprehensive income (loss)							(296,646)
Dividends declared				(62,936)			(62,936)
Stock based compensation- restricted share awards	14	0.1	405				405
Stock based compensation- stock options			(6)				(6)

Balance at December 31, 2007	2,590	25.9	392,504	(132,186)	68,437	(317,982)	10,798

Cumulative effect of adoption of SFAS No. 159
Assets					(248,313)	225,991	(22,322)
Liabilities					268,401	—	268,401

Total cumulative effect of adoption of SFAS No. 159					20,088	225,991	246,079
Comprehensive income (loss):
Net income (loss)					(254,151)		(254,151)
Recognition of previously unrealized losses on non-CDO related interest rate swap agreements in other comprehensive income at December 31, 2007						10,795	10,795
Amortization of swap termination costs						507	507
Amortization of unrealized losses on CDO related interest rate swaps in other comprehensive income at December 31, 2007						841	841
Unrealized gains (losses) on non-CDO CMBS available for sale						2,315	2,315
Recognition of previously unrealized losses on non-CDO related CMBS in other comprehensive income at December 31, 2007						54,457	54,457

Total comprehensive income (loss)							(185,236)
Dividends declared				(25,519)			(25,519)
Stock based compensation- restricted share awards			241				241

Balance at December 31, 2008	2,590	$25.9	$392,745	$(157,705)	$(165,626)	$(23,076)	$46,363

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(254,151)	$23,063	$31,713
Adjustments to reconcile net income to net cash provided by operating activities:
CMBS and real estate loan (accretion) amortization	7,277	2,680	556
Amortization of debt issuance costs	3,442	1,995	828
Amortization of other comprehensive (income) loss related to CDO related interest rate swap agreements	2,824	456	80
Depreciation and amortization on real estate assets	—	1,128	23
Unrealized (gain) loss on CDO related financial assets and liabilities, net	16,186	—	—
Unrealized and realized losses on interest rate swaps	20,401	361	—
Unrealized loss on impairment of CMBS	163,017	4,434	719
Loss on sale of real estate loans held for sale	92,541	—	—
Unrealized (gain) loss on real estate loans held for sale, net	(13,866)	13,866	—
Capitalized interest on mezzanine loans	—	—	(1,204)
Equity in (earnings) losses, net, from unconsolidated joint ventures	1,449	(753)	—
Distributions from unconsolidated joint ventures	1,252	338	—
Payment-in-kind (PIK) interest on real estate loan held for sale	(4,478)	—	—
Straight-line rental income	—	(1,918)	(47)
Stock compensation expense	241	399	320
Changes in assets and liabilities:
Decrease (increase) in other assets	(16)	30	(36)
Decrease (increase) in accrued interest receivable	2,072	(2,174)	(4,230)
Increase (decrease) in due to/from affiliates, net	(464)	(968)	414
Increase (decrease) in accounts payable and accrued expenses and other liabilities, net	(1,286)	1,844	993

Net cash provided by operating activities	36,441	44,781	30,129

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of CMBS	—	(221,480)	(366,461)
Purchase of real estate loans	—	(413,048)	(266,436)
Purchase of real estate assets	—	(38,749)	(38,763)
Investment in unconsolidated joint ventures	(2,231)	(1,183)	—
(Increase) decrease in restricted cash, net	5,538	76,398	(82,977)
Proceeds from sale of unconsolidated joint ventures	39,448	—	—
Proceeds from repayment of real estate loans	8,528	191,203	61,542
Proceeds from sale of real estate loans held for sale	114,752	—	—
Proceeds from sale of interest in real estate assets	—	39,160	—

Net cash provided by (used in) investing activities	166,035	(367,699)	(693,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(51,637)	(53,068)	(36,506)
Proceeds from repurchase agreements	2,926	544,016	344,667
Repayment of repurchase agreements	(223,065)	(282,152)	(344,667)
Proceeds from issuance of junior subordinated debentures	—	61,860	—
Purchase of common equity in JERIT TS Statutory Trust I	—	(1,860)	—
Proceeds from collateralized debt obligations	—	—	708,323
Payment of financing costs	(3,014)	(1,765)	(11,001)
Payment of interest rate swap termination costs	(6,885)	—	(6,113)

Net cash (used in) provided by financing activities	(281,675)	267,031	654,703

Net decrease in cash and cash equivalents	(79,199)	(55,887)	(8,263)
Cash and cash equivalents at beginning of period	87,556	143,443	151,706

Cash and cash equivalents at end of period	$8,357	$87,556	$143,443

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$68,752	$73,168	$25,873

Dividends declared but not paid	$2,274	$28,391	$18,523

Non-cash note payable in satisfaction of repurchase agreement	$500	$—	$—

Transfer of real estate loans in satisfaction of repurchase agreement	$25,171	$—	$—

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

The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. To maintain our status as a REIT, we are required to distribute at least 90% of our ordinary taxable income to shareholders, among other requirements. Additionally, management believes that the Company conducts its operations so as not to be regulated as an investment company under the Investment Company Act of 1940. We are not subject to regulation as an investment company under the Investment Company Act provided that we do not meet the definition of an investment company under the Investment Company Act, including Section 3(a)(1)(C). From time to time in the past, we have relied on the exclusion from investment company status provided by Section 3(c)(5)(C) of the Investment Company Act (and Section 3(c)(6) if, from time to time, we engaged in our real estate business through one or more majority-owned subsidiaries).

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

2.    GOING CONCERN

A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate our assets or have no other alternative but to liquidate our assets. As a result of its current available cash, the redirection of cash flow from CDO II, and the December 2009 maturity of its JPMorgan repurchase agreement facility, there is substantial doubt about the Company’s ability to continue as a going concern. While the Company has prepared its consolidated financial statements on a going concern basis, if it is unable to successfully extend the maturity date of our repurchase agreement borrowings, reduce operating expenses, sell assets, or receive additional funding, the Company’s ability to continue as a going concern may be impacted. Therefore, the Company may not be able to realize its assets and settle its liabilities in the ordinary course of business. The Company’s consolidated financial statements included in this Form 10-K do not reflect any adjustments that might specifically result from the outcome of this uncertainty or our debt restructuring activities.

The Company incurred a net loss of $254.2 million for the year ended December 31, 2008 and has an unrestricted cash balance as of March 27, 2009 of $4.0 million and short-term repurchase agreement borrowings were of $13.4 million. In February 2009, the Company was notified that $2.2 million cash flows from CDO II that would otherwise be paid to us as holders of junior notes payable and preferred shares of CDO II, would be redirected to pay down principal on senior notes payable of CDO II as a result of CDO II failing to satisfy certain over-collateralization coverage tests due primarily to recent rating agency downgrades on certain CMBS

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

investments that serve as collateral for CDO II. The Company received approximately $28 million of net cash flow from CDO II in 2008. These conditions have led to the substantial doubt about the Company’s ability to continue as a going concern.

The Company did not include any adjustments to the consolidated financial statements included in this Annual Report on Form 10-K to reflect the possible future effects that may result from the uncertainty of its ability to continue as a going concern because it believe that it can continue to generate cash basis operating income in excess of operating expenses, and that it has adequate liquidity to continue to fund its operations and the interest payments on its borrowing arrangements. However, the Company may not have sufficient liquidity to fund unexpected margin calls or to repay principal debt amortization and maturities due later in calendar year 2009. In response, the Company has undertaken or expects to commence the following efforts:

•

Discontinuing payment of quarterly dividends and replacing it with payment of an annual dividend to the extent required to satisfy REIT dividend requirements. In addition, to the extent we are required to make a dividend payment with respect to 2009, we may elect to pay up to 90% of such dividends in stock in accordance with Internal Revenue Service (“IRS”) Revenue Procedure 2008-68.

•	We will seek to reduce operating costs, primarily our general and administrative costs including possible modifications to our management agreement;

•	We will seek to restructure terms of our recourse indebtedness including extension of scheduled maturity dates and/or modification of near-term interest payment requirements; and

•	If necessary, pursue sales of selected assets. However, the market for selling the assets we currently own is extremely limited to nonexistent.

No assurance can be given that the Company will be successful in achieving any of these steps collectively or individually. Should its repurchase agreement lender demand immediate repayment of all of our obligations, the Company will likely be unable to pay such obligations absent asset sales. In such event, the Company may have to recapitalize, refinance its obligations, sell some or all of its assets at prices below current estimated fair value or seek to reorganize under Chapter 11 of the United States Bankruptcy Code.

3.    RECENT DEVELOPMENTS IN THE MARKETS

Since 2007, significant disruptions in the global credit markets have had a substantial effect on market participants. These disruptions have led to, among other things, a significant decline in the fair value of many mortgage related investments, and a significant contraction in short-term and long-term funding sources. This contraction in credit includes sources that the Company depends on to finance certain of its investments, specifically repurchase agreements and commercial real estate collateralized debt obligations (CRE CDOs). As a result, many companies have had difficulty valuing certain of their holdings and/or obtaining sustainable long-term sources of capital to adequately finance their business. The Company has had a similar experience in the current capital markets environment and as a result, has sold assets to reduce short-term borrowings and to improve liquidity.

Beginning in the second half of 2007 and continuing through 2008, the Company has seen a significant widening of credit spreads in both the subordinate CMBS market which includes bonds rated BB+ through NR classes, and in the investment grade tranches of BBB- and above. In 2008, new issue CMBS volume has been a small fraction of the amount of issuance in 2006 and 2007. Credit spreads on recent secondary market trades, which have also been very limited, for typical BBB- CMBS bonds, are estimated to exceed 5,000 basis points as

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

of December 31, 2008 compared to approximately 900 basis points as of December 31, 2007 and approximately 95 basis points as of December 31, 2006. Additionally, the Company has seen significant widening of credit spreads on real estate loans, including B-Notes, mezzanine loans and whole loans.

The Company finances certain of its investments with repurchase agreements that are subject to margin calls. Under the terms of the repurchase agreements, the value of assets underlying the debt is marked-to-market by the counterparty at its discretion, as frequently as on a daily basis. If the value of the underlying asset declines, the counterparty has the ability to require us to post additional margin—cash or other collateral—to compensate for the decline in value of the asset (conversely, if the value of the underlying asset increases, a portion of the margin we previously posted may be returned to us, although this has happened on a limited basis to date). As a result of spread widening and a reduction in advance rates, the Company has had significant margin calls on its repurchase agreement facilities. For the year ended December 31, 2008, the Company paid $135.4 million in margin calls and scheduled amortization payments. In addition, there has been $2.8 million of scheduled amortization subsequent to December 31, 2008 through March 24, 2009, and has reduced repurchase agreement borrowings to $13.4 million as of March 24, 2009.

Currently, the market for short-term credit facilities is very challenging and many lenders are actively seeking to reduce their balances outstanding by lowering advance rates on financed assets and increasing borrowing costs, to the extent such facilities continue to be available. The Company consolidated the Bear Stearns and JPMorgan Facilities and extended the maturity date of the consolidated JPMorgan Facility to September 2009 and subsequently, in December 2008, the Company extended the maturity of the new agreement to December 2009. As part of the new agreement, the Company paid JPMorgan approximately $2.4 million due to lower advance rates being applied to the collateral and had agreed to a monthly payment amount which will pay off the facility in full by December 2009. In addition, in an effort to reduce the amount of short-term debt on the balance sheet, the Company consensually agreed to terminate the Goldman Sachs Facility. In satisfaction of the termination agreement, the Company, agreed to make certain payments pursuant to the terms of the agreement and terminate its rights to repurchase the purchased loans held by Goldman Sachs under the Goldman Sachs Facility as more fully discussed in Note 10.

In the event the Company is unable to maintain or extend existing and/or secure new lines of credit or collateralized financing on favorable terms, its ability to successfully implement its investment strategy may be significantly impacted and returns to investors may be reduced. In the event the Company’s current short-term credit facility is not extended or extended with lower advance rates on collateral, the Company may be required to sell assets at potentially unfavorable prices to payoff such facilities which may reduce earnings and operating cash flow.

These market developments have had a significant adverse impact on the Company’s liquidity position and its ability to achieve its long- term objectives. The Company’s liquidity, results of operations and financial condition have been and may continue to be adversely impacted (i) if market conditions continue as is or further deteriorate and (ii) by continued margin calls under the repurchase agreement. Additionally, in order to obtain cash to satisfy margin calls the Company may liquidate assets at an inopportune time, which could result in further significant realized losses. The Company cannot predict changes in the market value of collateral and potential margin call requirements, if any, under its repurchase agreement facilities.

The Company continues to take steps to improve its liquidity in this turbulent market environment. During 2008, the Company sold its remaining 50% interest in the Charter Schools Joint Venture for approximately $39.4 million in April 2008, sold three real estate loans classified as held for sale for $115.2 million (before transaction

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

costs) in June and July 2008 and transfer the rights to three real estate loans classified as available for sale financed by repurchase agreements as part of a consensual termination of that agreement. The Company’s current liquidity plans involve extending and/or replacing its repurchase agreement facility, sale of additional assets and evaluating other potential financing and capital raise options. Although the Company cannot provide any assurances that these plans individually or collectively will be accomplished, management believes that achievement of certain of the plans should continue to provide the Company with adequate liquidity.

Since September 30, 2008, the Company has seen a significant increase in CMBS loan collateral entering its CMBS special servicing portfolio. The CMBS special servicing portfolio balance was $303.5 million, $713.5 million and $1.2 billion at September 30, 2008, December 31, 2008 and March 27, 2009, respectively. Due to the continued tightening of credit, declining real estate values, worsening macro-economic environment, in conjunction with the significant increase in its CMBS special servicing portfolio, the Company increased its loan loss projections associated with the real estate loan collateral underlying its “first-loss” CMBS portfolio, which represented approximately 3,500 loans with an unpaid principal balance of approximately $48 billion at December 31, 2008. As of December 31, 2008, the Company increased projected future loan losses on such collateral from $862.7 million at September 30, 2009 to $964.1 million. In addition, the Company accelerated the projected timing of these losses, with most of the loss increase projected to occur in 2009 and 2010. This increase in loss projections results in lower projected future cash flows from its “first-loss” CMBS investments, and, in part, caused the Company to recognize a $163.0 million impairment CMBS charge during the year ended December 31, 2008. Such losses may be increased in the future in the event that collateral performance and macroeconomic conditions deteriorate.

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

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

Restricted Cash

As of December 31, 2008, restricted cash primarily consists of available replenishment pool collateral related to CDO II. As of December 31, 2007, restricted cash also included cash posted with interest rate swap counterparties to secure out of the money positions on the Company’s interest rate swap agreements. The Company was not required to post cash as collateral under its existing interest rate swap agreements as of December 31, 2008.

Fair Value Election

The Company elected, pursuant to Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), effective January 1, 2008, the fair value option (“FVO”) for all financial assets and liabilities related to its CDO I and CDO II financings. The assets and liabilities include:

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

Under SFAS No. 159, the carrying value of the financial assets and liabilities for which the FVO was elected were reset to their fair values as of January 1, 2008. The Company elected the FVO to provide a consistent balance sheet presentation of the fair value of both the assets and liabilities associated with the CDO financings. The impact to stockholders’ equity as of January 1, 2008 is outlined in Note 5. Subsequent to January 1, 2008, changes in the fair value of these elected financial assets and liabilities are recognized in the statement of operations.

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

SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value. The hierarchy prioritizes observable data from active markets, placing measurement using those inputs in level 1 of the fair value hierarchy, and gives the lowest priority to unobservable inputs and classifies these as level 3 measurements. The three levels of the fair value hierarchy under SFAS No. 157 are described below:

•	Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

•	Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable either directly or indirectly;

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Other Than Temporary Impairment

The Company accounts for its commercial mortgage back securities (“CMBS”) assets not pledged to its CDO’s in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company generally classifies such CMBS investments as available-for-sale because the Company may dispose of them prior to maturity in response to changes in the market, liquidity needs or other events even though it does not hold the securities for the purpose of selling them in the near term.

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

The Company also follows the impairment guidance in FASB Staff Position (“FSP”) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and SEC Staff Accounting Bulletin No. 59 (“SAB 59”), “Accounting for Noncurrent Marketable Equity Securities.” In accordance with the applicable impairment literature, when the fair value of an available for sale security is less than its amortized cost for an extended period, the Company considers whether there is an other than temporary impairment in the value of the security. If an other than temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is reflected as an immediate reduction of current earnings. The determination of other than temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss recognition.

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

For CMBS assets in which the FVO was not elected under SFAS 159, if an other than temporary impairment charge is recorded, future increases in fair value of the impaired security will be recorded as increases in other comprehensive income in the consolidated statement of changes in stockholders equity.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheets as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Ineffectiveness, if any, is recorded in the income statement. The net gain or loss related to the termination of a derivative instrument remains in accumulated other comprehensive income (loss) and is amortized into earnings during the same period in which the original hedged transaction affects earnings when it is probable that the forecasted transaction will occur within the originally specified time period. The Company periodically reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly as required by the standard. In the event a cash flow hedge is no longer highly effective or it becomes probable that a forecasted transaction being hedged will not occur as anticipated, then cash flow hedge accounting is no longer applicable and the changes in fair value of the hedge will be recorded as unrealized gains and losses in the income statement. Additionally, any amount accumulated in other comprehensive income will be charged to earnings in the period in which the Company loses hedge accounting. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS No. 133. See Note 11 for information related to our interest rate swap agreements outstanding as of December 31, 2008 and 2007. As of December 31, 2008 and 2007, the Company had no fair value hedges and as of December 31, 2008, the Company had no cash flow hedges.

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

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

The Company acquires participating interests in commercial real estate first mortgage loans and mezzanine loans. For those loans which the fair value election under SFAS No. 159 was not made when the Company initially invests in loan participations, they are evaluated under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to determine whether the participation interest meets the definition of a debt security. To the extent a given loan participation meets the definition of a debt security, the participation will be accounted for according to the guidance in SFAS No. 115. Those loan participations that do not meet the definition of a debt security are accounted for as loans in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities,” and are initially recorded at the purchase price, which is generally at or near par value, and are carried on the balance sheet at amortized cost for those loans classified as held for investment or at the lower of cost or market for those classified as held for sale. To date, the Company has determined that none of the participation interests acquired met the definition of a debt security. See additional information regarding loan accounting and revenue recognition below under Revenue Recognition. In accordance with SFAS No. 65, real estate loans that the Company does not have the ability and/or intent to hold until maturity are classified as loans held for sale. Real estate loans held for sale are carried at the lower of cost or market value, on an individual loan basis, using available market information obtained through consultation with dealers or other originators of such investments. Unamortized discounts or premiums are written off on all loans classified as held for sale as well as loans for which the Company elected the fair value option.

Real Estate and Depreciation

The Company accounts for real estate acquisitions pursuant to SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” and SFAS No. 141, “Business Combinations.” Accordingly, the Company allocates the purchase price among land, buildings, improvements, lease intangibles, and any personal property acquired based on estimated relative fair values at the time of acquisition. All capital improvements that extend the useful life of the asset are capitalized and depreciated over their estimated useful lives. All tenant improvements are amortized over the shorter of the useful life of the improvements or the term of the related tenant lease. Depreciation on building and improvements is generally provided on a straight-line basis over 39 years for buildings or over the life of the respective improvement ranging from 5 to 20 years. Depreciation expense for the year ended December 31, 2008 was $0.2 million and is included as a component of equity in earnings from unconsolidated joint ventures on the consolidated statement of operations while depreciation expense for the year ended December 31, 2007 was $1.1 million. Repairs and maintenance costs are expensed as incurred. As of December 31, 2008, the Company had no remaining investments in real estate assets.

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

Earnings per Share

The Company calculates basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share (“EPS”) is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the period. All share and per share amounts have been restated to reflect the 1-for-10 reverse stock split effected on February 20, 2009. Pursuant to GAAP, we did not restate historical share and per share amounts for our fourth quarter 2008 stock dividend paid on January 30, 2009 since a portion of the dividend was also payable in cash. Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been exercised using the treasury stock method. Vested equity awards are included in both basic and diluted EPS. Nonvested equity awards are included in diluted EPS to the extent that they are dilutive under the treasury stock method. At December 31, 2008, 16,358 restricted share awards are considered to be issued for purposes of issued and outstanding shares per the balance sheet but are excluded from basic EPS under SFAS No. 128 as nonvested equity awards. Nonvested equity awards with market or performance conditions are considered contingently issuable shares under SFAS No. 128 and are included in diluted EPS only to the extent that the condition would have been satisfied if the end of the reporting period were the end of the contingency period. The performance or market condition for 16,358 restricted share awards and 7,500 stock options would not have been satisfied as of December 31, 2008 and 2007, and therefore these share awards have been excluded from the diluted EPS calculation for the year ended December 31, 2008 and 2007. The dilutive effect of 16,358 shares of non-vested restricted stock has been excluded from the calculation of basic EPS for the years ended December 31, 2008 and 2007 and 7,500 unexercised stock options have been excluded from the calculation of basic EPS for the years ended December 31, 2008 and 2007.

The following table presents a reconciliation of basic and diluted weighted average common shares for the years ended December 31, 2008, 2007 and 2006:

	For the Year Ended December 31,
	2008	2007-Restated(1)	2006-Restated(1)
Basic weighted average common shares	2,573,759	2,570,088	2,568,638
Dilutive potential common shares
Directors and officers stock awards	2,379	2,193	1,048
Officer stock options	—	—	262

Diluted weighted average common shares	2,576,138	2,572,281	2,569,948

(1)	2007 and 2006 basic and diluted weighted average common shares have been restated to reflect the impact of the Company’s 1-for-10 reverse stock split effected on February 20, 2009.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). The Company’s accumulated other comprehensive income (loss) is comprised primarily of unrealized gains and losses on securities categorized as available-for-sale, swap termination costs amortized through a charge to interest expense over the life of the hedge and from net unrealized gains and losses on certain derivative instruments accounted for as cash flow hedges through December 31, 2007. During the year ended December 31, 2008, the Company amortized a net amount of $2.8 million from accumulated other comprehensive income (loss) to loss on interest rate swaps related to discontinued hedge accounting and terminated cash flow hedges, and $0.5 million and $0.1 million for the years ended December 31, 2007 and 2006, respectively, from other comprehensive income (loss) to interest expense related to terminated cash flow hedges more fully described in Note 11. Total comprehensive income (loss) for the years ended December 31, 2008, 2007 and 2006 was $(185.2) million, $(296.6) million and $35.6 million, respectively.

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

Interest income on CMBS investments is recognized on the effective interest method as required by EITF 99-20. Under EITF 99-20, management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the Company’s allocated purchase prices. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing of and magnitude of projected credit losses on the mortgage loans underlying the securities have to be estimated, which involves significant judgments. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and the Company’s interest income. As a result, actual results may differ significantly from these estimates.

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

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

Lease income from leased real estate assets is recognized on a straight-line basis over the terms of the lease in accordance with SFAS No. 13. For the year ended December 31, 2008, $0.4 million is included in equity in earnings from unconsolidated joint ventures on the consolidated statement of operations. For the years ended December 31, 2007 and 2006, $1.9 million and $48, respectively, of rent recognized as income in excess of amounts contractually due pursuant to the underlying leases is included in lease income from real estate assets.

In accordance with the criteria established in SFAS No. 13, Accounting for Leases, the Company has evaluated each lease agreement related to the net leased real estate assets and determined all leases are operating leases through October 30, 2007 as more fully described in Note 8. In April 2008, the Company sold its remaining 50% interest in the entity that owns all twelve net leased real estate assets (the “Joint Venture”) for $39.4 million, which approximated cost basis, and subsequent to the sale no longer has any investment in net lease real estate assets.

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

The 2005 through 2007 tax years remain subject to examination by taxing authorities. The Company classifies interest and penalties related to uncertain tax positions, if any, in its general and administrative expense on its consolidated statements of operations. There were no penalties related to uncertain tax positions for the years ended December 31, 2008, 2007 and 2006, respectively.

Loan Loss Provisions

The Company purchases and originates commercial real estate mortgage and mezzanine loans. Loans carried at cost, if any, are evaluated for possible impairment on a quarterly basis. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment occurs when it is deemed probable the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows or the fair value of the

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company will establish a reserve for loan losses and a corresponding charge to earnings through the provision for loan losses. Significant judgments are required in determining impairment, which includes making assumptions regarding the value of the loan, the value of the real estate or partnership interests that secure the loan and any other applicable provisions, including guarantee and cross-collateralization features, if any. There were no loan loss reserves recorded as of December 31, 2008 and 2007, respectively, and there were no provisions for loan losses recorded during the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, the Company reflected all real estate loans at fair value on the consolidated balance sheet.

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

Variable Interest Entities

In December 2003, the FASB issued a revised version of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46(R)”). FIN 46(R) addresses the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which voting rights are not effective in identifying an investor with a controlling financial interest. An entity is considered a variable interest entity (“VIE”) and subject to consolidation under FIN 46(R) if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns. Variable interest entities within the scope of FIN 46(R) are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, its expected returns, or both.

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

The table below details information about the Company’s CMBS investments, including the purchase date, the face amount of the total CMBS issuance, the original and current face amounts of our CMBS investments, and the amortized cost of our CMBS investments as of December 31, 2008 and 2007 (in thousands):

	Investment Date	Total Face Amount of CMBS Issuance	Original Face Amount of Investment	Current Face Amount of Investment	Amortized Cost(1) as of
CMBS Trust					December 31, 2008	December 31, 2007
MACH One 2004-1	July 2004	$643,261	$50,637	$47,897	$5,191	$19,672
CSFB 1998-C1(2)	August 2004	2,482,942	12,500	12,500	4,256	9,565
CSFB 2004-C4	November 2004	1,138,077	52,976	43,098	6,580	22,575
MLMT 2004-BPC1	November 2004	1,242,650	76,986	48,547	9,251	26,174
JPMCC 2004-C3	December 2004	1,517,410	81,561	63,154	11,248	35,800
JPMCC 2005-CIBC11	March 2005	1,800,969	70,035	64,914	8,942	33,761
BACM 2005-1	April 2005	2,322,091	84,663	72,163	13,621	41,630
LB UBS 2005-C2(2)	April 2005	1,942,131	7,000	4,500	1,752	4,328
CSFB 2005-C2	May 2005	1,614,084	82,261	65,697	3,128	37,695
LB UBS 2005-C3	June 2005	2,060,632	39,335	39,335	2,917	17,626
JPMCC 2005-CIBC12	July 2005	2,167,039	70,429	70,405	5,289	33,793
JPMCC 2005-LDP4	September 2005	2,677,075	90,352	90,352	10,428	48,731
MSCI 2005-IQ10	October 2005	1,546,863	55,274	55,274	6,883	30,694
MLMT 2005 CK11	December 2005	3,073,749	96,066	96,066	11,754	51,689
MSC 2006 HQ8	March 2006	2,731,231	105,707	105,707	13,315	62,181
JPMCC 2006-CIBC15	June 2006	2,118,303	71,493	71,493	5,829	37,436
CGCMT 2006-C4	June 2006	2,263,536	84,395	84,395	10,974	50,759
MSCI 2006-HQ9	August 2006	2,565,238	81,338	81,338	10,399	48,577
MLMT 2006-C2	August 2006	1,542,697	60,067	60,067	9,951	38,249
JPMCC 2006-LDP8	September 2006	3,066,028	107,158	107,158	15,279	64,231
CD 2006-CD3	October 2006	3,571,361	110,713	110,713	11,513	62,616
MSCI 2007-HQ11	February 2007	2,417,647	89,530	88,895	11,109	58,401
GCCFC 2007-GG9(2)	March 2007	6,575,924	34,167	34,167	6,185	31,061
JPMCC 2007-LDP10	March 2007	5,331,517	151,616	151,616	15,643	85,343
WAMU 2007-SL3(2)	June 2007	1,284,473	6,500	6,500	1,465	5,746
JPMCC 2007-LDP12	August 2007	2,310,556	81,402	81,402	7,845	39,554

Total		$62,007,484	$1,854,161	$1,757,353	$220,747	$997,887

(1)	The decline in amortized cost from December 31, 2007 to December 31, 2008 is due primarily the recognition of previously unrealized losses and other than temporary impairment of $769.9 million during the year ended December 31, 2008, which included $280.5 million of unrealized losses at January 1, 2008 upon the adoption of SFAS No. 159.
(2)	Represents an investment where we have only invested in the classes that are senior to “first-loss” CMBS bonds issued by the trust.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

The Company’s maximum carrying value exposure to loss as a result of its investment in these securities totaled $220.7 million and $997.9 million as of December 31, 2008 and 2007, respectively. However, the Company has reduced its maximum economic loss exposure through the use of non-recourse and partial recourse financing vehicles for these investments.

The financing structures that the Company offers to its borrowers on certain of its loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46(R). Management has evaluated these entities and has concluded that none of them are VIEs that are subject to consolidation under FIN 46(R).

In November 2005 and October 2006, the Company issued two CDOs through wholly owned subsidiaries as more fully discussed in Note 10. The Company has accounted for transactions as financings and the anticipated variability of each CDO’s results are absorbed by the Company as the holder of the non-investment grade notes. The Company concluded that consolidation of both CDOs is required as a consequence of this exposure.

In April 2007, the Company created a trust subsidiary for the purpose of issuing trust preferred securities. The trust is considered a VIE under FIN 46(R) and it was determined that the Company is not the primary beneficiary of the trust as the Company does not hold a variable interest in the Trust. Accordingly, the trust is accounted for using the equity method of accounting. Refer to Note 10 for further details.

In October 2007, the Company sold a 50% interest in all twelve of its net leased real estate assets by forming a joint venture (“Joint Venture”) with an unrelated third party. The Joint Venture was not considered a VIE under FIN 46(R), and the Company accounted for its investment in the joint venture under the equity method of accounting. In April 2008, the Company sold its remaining 50% interest in the Joint Venture for $39.4 million which approximated cost basis.

In December 2007, the Company entered in an agreement to invest up to $10.0 million into a fund, defined as the JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”) established to buy loans secured, directly or indirectly, by commercial real estate, including B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products such as CMBX and credit default swaps. Excluded investments for the US Debt Fund include non-performing loans, fee-simple ownership interests in real estate, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by us or an affiliate of our Manager and net leased real estate assets. The US Debt Fund is not considered a VIE under FIN 46(R). Accordingly, the US Debt Fund is accounted for using the equity method of accounting. As of December 31, 2008 and 2007, the Company had invested $3.4 million and $1.2 million, respectively, in the US Debt Fund.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data or assumptions of market participants. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and was adopted on January 1, 2008 by the Company. Under SFAS No. 157, valuations of assets and liabilities must reflect the fair value of the instrument

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

including the values associated with credit risk. Consequently, the Company must value its derivative liabilities taking into account its credit risk and the credit risk of the counterparties and thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Effective January 1, 2008, the Company updated its methodology to calculate the impact of both the counterparty and its own credit standing which had the impact of reducing by $18.7 million the aggregate fair value of our derivative liabilities as of December 31, 2008. The fair value of the derivative liability is determined under SFAS 157 as the price that would be paid to transfer the liability to a market participant with the same credit risk as the Company. However, if the Company were to terminate or settle all of its derivative liabilities with its counter parties, the amount due as of December 31, 2008 was $(110.7) million, excluding accrued interest.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of SFAS No. 115. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company elected the fair value option for all financial assets and liabilities associated with its CDO I and CDO II financings. The impact of adopting SFAS No. 159 increased stockholders’ equity by approximately $246 million as of January 1, 2008, which can be attributed to an increase in retained earnings of approximately $20 million and an increase in accumulated other comprehensive loss of approximately $226 million (See Note 5). The adoption of SFAS No. 159 did not have an impact on the operating cash flows of the Company. The primary reason the Company selected the fair value option for all assets and liabilities associated with our CDO I and CDO II financings was to provide a consistent balance sheet presentation of the fair value of both the assets and liabilities associated with those financings. The Company has not acquired assets or incurred debt during the year ended December 31, 2008.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). This Statement replaces SFAS No.141, “Business Combinations”, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, “Goodwill and Other Intangible Assets”, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) could have on its financial statements but do not anticipate a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No.160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 160 will have on its consolidated financial statements.

In February 2008, the FASB issued Staff Position No. 140-3, or FSP No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. FSP No. 140-3 provides guidance on the accounting for a purchase of a financial asset from a counterparty and contemporaneous financing of the acquisition through repurchase agreements with the same counterparty. Under this guidance, the purchase and related financing are linked, unless all of the following conditions are met at the inception of the transaction: 1) the purchase and corresponding financing are not contractually contingent; 2) the repurchase financing provides recourse; 3) the financial asset and repurchase financing are readily obtainable in the marketplace and are executed at market rates; and 4) the maturity of financial asset and repurchase are not coterminous. A linked transaction would require a determination under SFAS No. 140 to conclude if the transaction meets the requirements for sale accounting. If the linked transaction does not meet sale accounting requirements, the net investment in the linked transaction is to be recorded as a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. The Company currently presents these transactions gross, with the acquisition of the financial assets in total assets and the related repurchase agreements as financing in total liabilities on the consolidated balance sheets and the interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated income statements. FSP No. 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect, if any, that this pronouncement will have on its consolidated financial statements.

In March, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This statement provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. The statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-06-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, or FSP EITF 03-06-1. This standard requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or payments shall be included in the computation of a company’s earnings per share pursuant to the two-class method. In effect, FSP EITF 03-06-1 requires companies to report basic and diluted earnings per share in two broad categories. First, companies would be required to report basic and diluted earnings per share associated with the unvested share-based payments with nonforfeitable rights. Second, companies would separately report basic and diluted earnings per share for their remaining common stock. FSP EITF 03-06-1 is effective for financial

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share presented must be adjusted retrospectively to conform to the provisions of this FSP. Early application is not permitted. The Company is currently evaluating the impact of FSP EITF 03-06-1 will have on its consolidated financial statements.

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

In September 2008, the FASB issued exposure drafts which could amend FIN 46(R) and SFAS No. 140. The current exposure drafts contemplate the removal of the QSPE scope exception and amend the FIN 46(R) provisions related to the computations used to determine the primary beneficiary of a VIE. Adoption of the standards as written in the exposure drafts may require the Company to consolidate the CMBS trusts in which the Company has invested. The Company is closely monitoring any developments in this area and assessing the impact of any such amendment to its consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), which became effective upon issuance, including periods for which financial statements had not been issued. FSP FAS 157-3 clarifies the application of FAS 157, which the Company adopted as of January 1, 2008, in a market that is not active and provides an example to illustrate key considerations in the determination of the fair value of a financial asset when the market for that asset is not active. The key considerations illustrated in the FSP FAS 157-3 example include the use of an entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates, appropriate risk adjustments for nonperformance and liquidity risks, and the reliance that an entity should place on quotes that do not reflect the result of market transactions. The adoption by the Company of FSP FAS 157-3 did not have a material impact on its consolidated financial statements or its determination of fair values as of December 31, 2008.

In March 2009, FASB issued proposed FASB FSP FAS 157-e, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, to provide additional guidance to help an entity in determining whether a market for an asset is not active and when a price for a transaction is not distressed. The FASB also issued proposed FSP FAS115-a, FAS 124-a, and EITF 99-20-b, Recognition and Presentation of Other-Than- Temporary Impairments, proposing changes to the guidance for other-than-temporary impairments. Currently, an entity is required to assess whether it has the intent and ability to hold a security to recovery in determining whether an impairment of that security is other than temporary. The proposed FSP would change that guidance as follows: (i) if the entity intends to sell the security or it is more likely than not that it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an other-than-temporary

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

impairment and (ii) if the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security before recovering its cost basis, only the portion of the impairment loss representing credit losses would be recognized in earnings as an other-than-temporary impairment. The balance of the impairment loss would be recognized as a charge to other comprehensive income. The Company is currently evaluating the effects that these proposed FSP’s will have on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

5.    FAIR VALUE MEASUREMENTS

Election of the Fair Value Option (“FVO”) Under SFAS No. 159

The Company adopted SFAS No. 159 on January 1, 2008 and elected the FVO to measure all of its financial assets and liabilities associated with our CDO I and II financings at fair value. The Company elected the FVO to provide a consistent balance sheet presentation of the fair value of both the assets and liabilities associated with those CDO financings. As a result of our election of the FVO, all changes in fair value of the elected assets and liabilities are recorded with changes in fair value recognized through earnings. The following financial assets and liabilities were accounted for using the FVO as of December 31, 2008:

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

The financial instruments we hold that require the most complex judgments and assumptions relate to our CMBS investments, real estate loans, interest rate swaps and CDO notes payable all of which are classified as Level 3, and the fair value measurement process for each category of financial instrument is detailed below.

•

CMBS investments are carried at fair value on a recurring basis—The fair value of CMBS investments is determined primarily by its internal valuation models which the Company compares to non-binding dealer quotes. In its internal valuation models, management employs a discounted cash flow model approach which utilizes prepayment and loss assumptions based upon historical experience, economic factors and forecasts and the characteristics of the underlying cash flows. Management determines the applicable discount rates based on current credit spreads as reflected in information provided by issuers of the securities, comparable deals purchased or traded in the marketplace, if available, the CMBX indices and other derivative trading markets, rates of return required by other real estate debt and equity investment vehicles and market interest rates. The discount rates employed also consider the vintage and credit ratings of the bonds being valued. The Company has classified all CMBS investments as Level 3 assets as there are limited observable transactions related to these investments in the current market.

•

Real estate loans—The Company uses discounted cash flow models employing discount rates that are based on management’s best estimate of market participant assumptions either to validate the quotes or estimated value in situations where lender quotes are not received. The Company also considers quotes from the lenders on repurchase agreements that are used as an input to the fair value of our real estate loans to the extent that such values are generally consistent with other market participant inputs received. The Company has classified all real estate loans as Level 3 assets as there are limited observable transactions related to these types of investments in the current market.

•

Interest rate swap agreements—The fair value of its interest rate swap agreements is determined using market observable inputs such as a market based yield curve and other factors determined by management, such as the credit valuation adjustment related to our credit risk and the counterparty credit risk. The Company classifies all interest rate swap agreements as Level 3 assets or liabilities due to the unobservable nature of the credit valuation adjustment, which may be significant to the valuation.

•

CDO notes payable—The fair value of the CDO notes payable is determined by our internal valuation models, which the Company compares to non-binding indicative quotes from third party broker/dealers familiar with the securities. The Company classifies all CDO notes payable as Level 3 liabilities, as there are limited observable transactions related to these notes payable.

Assets and liabilities carried at fair value on a recurring basis

The following table sets forth assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2008. Assets and liabilities have been grouped in their entirety based on the lowest

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

level of input that is significant to the fair value measurement as required by SFAS No. 157. All of our assets and liabilities carried at fair value have been designated as Level 3, in part, due to the lack of observable market data. In considering whether observable market data existed, we considered whether the markets for our assets and liabilities were illiquid. In general, we consider a market to be illiquid primarily due to the significant decrease in new issue CMBS and CDO commercial real estate securitization volume and limited secondary market trading on previous issues.

	Fair Value Measurement as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CMBS, at fair value:
CMBS financed by CDOs, at fair value	$180,210	$—	$—	$180,210
CMBS not financed by CDOs, at fair value	42,432	—	—	42,432
Real estate loans, held for investment, at fair value	189,980	—	—	189,980

Total Assets	$412,622	$—	$—	$412,622

Liabilities:
CDO notes payable, at fair value	$211,695	$—	$—	$211,695
Interest rate swap agreements, at fair value, related to CDOs	78,122	—	—	78,122
Interest rate swap agreements, at fair value, not related to CDOs	13,862	—	—	13,862

Total Liabilities	$303,679	$—	$—	$303,679

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

The following tables present a summary of the changes in the fair values for the year ended December 31, 2008 of Level 3 assets and liabilities carried at fair value as of December 31, 2008.

	Level 3 Fair Value Measurements for the Year Ended December 31, 2008
	FVO Election (Yes/No)	Beginning Balance as of January 1, 2008	Gains/(Losses) Included in Income			Total Gains (Losses)	Transfer to Accumulated Other Comprehensive Income From Gains (Losses)	Purchases, Sales, Repayments, Issuances, & Settlements, net	Premium/ Discount Amortization	Transfers In/ (Out) of Level 3	Ending Balance as of December 31, 2008	Gains/(Losses) Included in Earnings Related to Assets/Liabilities held at December 31, 2008
			Unrealized	Realized	Transfer from Accumulated Other Comprehensive Income to Gains (Losses)
Assets:
CMBS, at fair value:
CMBS, financed by CDOs, at fair value	Yes	$562,056	$(379,804)	$—	$—	$(379,804)	$—	$—	$(2,042)	$—	$180,210	$(379,804)
CMBS, not financed by CDOs, at fair value	No	155,384	(108,560)	—	(54,457)	(163,017)	842	—	(5,234)	—	42,432	(163,017)
Real estate loans, held for investment, at fair value	Yes	265,423	(74,395)	—	—	(74,395)	—	(1,048)	—	—	189,980	(74,395)
Real estate loans, held for sale, at lower of cost or fair value	No	221,599	13,866	(92,541)	—	(78,675)	—	(139,886)	(3,038)	—	—	(78,675)

Total Assets		$1,204,462	$(548,893)	$(92,541)	$(54,457)	$(695,891)	$842	$(140,934)	$(10,314)	$—	$412,622	$(695,891)

Liabilities:
CDO notes payable, at fair value, related to CDOs	Yes	$(706,177)	$494,428			$494,428	$—	$54	$—	$—	$(211,695)	$494,428
Interest rate swap agreements, at fair value, related to CDOs	Yes	(21,741)	(56,383)			(56,383)	—	—	—	—	(78,124)	(56,383)
Interest rate swap agreements, at fair value, not related to CDOs	No	(11,139)	(2,721)	(6,885)		(9,606)	—	6,885	—	—	(13,860)	(9,606)

Total Liabilities		$(739,057)	$435,324	$(6,885)	$—	$428,439	$—	$6,939	$—	$—	$(303,679)	$428,439

	Gains and Losses (Realized and Unrealized) Included In Earnings for the Year Ended December 31, 2008
	Loss on CMBS Financed by CDO’s	Loss on CMBS Not Financed by CDOs	Loss on Real Estate Loans Held for Investment	Loss on Real Estate Loans Held for Sale	Total Losses
Financial Assets
Total gains (losses) included in earnings for the period	$(379,804)	$(163,017)	$(74,395)	$(78,675)	(695,891)

Change in unrealized gains or losses related to financial assets still held at reporting date	$(379,804)	$(163,017)	$(74,395)	$(78,675)	$(695,891)

	Gain on CDO Notes Payable	Loss on CDO Related Interest Rate Swaps	Loss on Non-CDO Related Interest Rate Swaps	Total Gains
Financial Liabilities
Total gains (losses) included in earnings for the period	$494,428	$(56,383)	$(9,606)	$428,439

Change in unrealized gains or losses related to financial liabilities still held at reporting date	$494,428	$(56,383)	$(9,606)	$428,439

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

6.    CMBS

The following is a summary of the Company’s CMBS investments as of December 31, 2008 and 2007:

		December 31, 2008 ($ in thousands)
	Face Amount	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
Security Description			Gains	Losses		Coupon	Yield(3)	Term (yrs)
CMBS not financed by CDOs(1)	$449,732	$41,590	$842	$—	$42,432	5.2%	43.3%	7.5
CMBS financed by CDO I(2)	418,748	76,886	—	—	76,886	4.9%	30.6%	8.7
CMBS financed by CDO II(2)	888,873	102,271	1,053	—	103,324	5.2%	36.9%	8.4

	$1,757,353	$220,747	$1,895	$—	$222,642	5.1%	35.6%	8.3

(1)

Fair values of CMBS not financed by CDOs are based on SFAS No. 157 and accounted for as available for sale securities pursuant to SFAS No. 115 and EITF 99-20 and thereby subject to potential other than temporary impairment charges. As a result of recording other than temporary impairment charges during 2008, the amortized cost of these CMBS securities have been written down to their estimated fair value at December 31, 2008. Subsequent to December 31, 2008, unrealized gains/losses, if any, that are not other than temporary impairment will be included in other comprehensive income (loss).

(2)

Fair values of CMBS financed by CDOs are based on SFAS No. 157 and accounted for using the fair value election pursuant to SFAS No. 159 as of January 1, 2008 and are not subject to other than temporary impairment charges as changes in fair value are recorded as a component of other gains (losses) in the consolidated statement of operations. During the year ended December 31, 2008, the Company recorded $606.8 million of reductions in the amortized cost basis of CMBS assets financed by CDOs pursuant to EITF 99-20 and SFAS No. 159.

(3)	Yield is based on amortized cost.

		December 31, 2007
	Face Amount	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
Security Description			Gains	Losses		Coupon	Yield(1)	Term (yrs)
CMBS not financed by CDOs	$453,106	$209,840	$548	$(55,004)	$155,384	5.2%	9.0%	9.6
CMBS financed by CDO I	418,748	315,993	1,407	(93,038)	224,362	4.9%	8.1%	10.4
CMBS financed by CDO II	890,303	472,054	662	(135,022)	337,694	5.2%	8.9%	10.3

	$1,762,157	$997,887	$2,617	$(283,064)	$717,440	5.1%	8.7%	10.2

(1)	Yield is based on amortized cost.

The unrealized gains (losses) are primarily the result of changes in spreads subsequent to the purchase of a CMBS investment.

The Company’s valuation and income recognition processes involves estimating loss adjusted cash flows over the expected term of the securities and determining an effective yield to maturity based on those cash flow estimates. For CMBS, if there is an adverse change in the net present value of projected cash flows from those estimated in the previous period, and the fair value of the security is below its amortized cost basis, the Company will reduce the amortized cost basis to fair value, pursuant to EITF 99-20. Additionally, if CMBS assets are in a significant unrealized loss position for an extended period of time, the Company will consider reducing the amortized cost basis to fair value pursuant to guidance outlined in EITF 99-20, FSP 115-1 and SAB 59. For

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

assets in which we did not elect the FVO, this would result in an other than temporary impairment charge on the consolidated statement of operations. The Company recorded non-cash impairment charges of $163.0 million for the year ended December 31, 2008 on our CMBS investments not financed by CDO’s. During the year ended December 31, 2008, the non-cash impairment charges include $51.3 million of charges related to declines in the projected net present value of future cash flows on certain of the CMBS investments pursuant to EITF 99-20. The remaining non-cash CMBS impairment charge of $111.7 million was recorded during the twelve months ended December 31, 2008 and relates to other than temporary declines in fair value due to widening credit spreads for CMBS investments which began in the first half of 2007, accelerated throughout the second half of 2007 and continued through 2008 resulting in both increased severity of the level of unrealized losses as well as increased duration of such unrealized losses. For the year ended December 31, 2007, we recorded impairment charges of $4.4 million, respectively, on our CMBS investments, which were all due to declines in the projected net present value of future cash flows on certain of the CMBS investments.

As a result of the write-down in value of our CMBS assets financed by CDO’s due to adoption of FVO and the write-down in value of our CMBS assets not financed by CDO’s due to other than temporary impairment, the overall costs basis has been significantly reduced to reflect the decline in estimated fair value. Accordingly, the weighted average yields on CMBS assets have increased due to a reduction in the amortized cost basis, and in certain cases without a corresponding reduction in projected cash flows.

The following table sets forth the amortized cost, fair values and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2007 (there is no table presented for the year ended December 31, 2008 as the Company has written down the amortized cost basis of all CMBS investments to fair value as of that date):

	December 31, 2007
Security Description	Amortized Cost	Unrealized Loss > 12 Months	Unrealized Loss < 12 Months	Fair Value
CMBS not financed through CDOs(1)	$207,387	$(41,157)	$(13,847)	$152,383
CMBS financed through CDO I(2)	308,327	(84,608)	(8,430)	215,289
CMBS financed through CDO II(2)	462,682	(84,050)	(50,972)	327,660

	$978,396	$(209,815)	$(73,249)	$695,332

(1)	Changes in fair value excluding other than temporary impairment charges are recorded in other comprehensive income (loss) within stockholders’ equity on the consolidated balance sheets.
(2)	Changes in fair value are recorded in other gains (losses) in the consolidated statement of operations.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

As of December 31, 2008 and 2007, the mortgage loans in the underlying collateral pools for all CMBS were secured by properties of the types and in the geographies identified below:

Location(1)	December 31, 2008	December 31, 2007	Property Type(1)	December 31, 2008	December 31, 2007
California	15.4%	14.8%	Office	31.7%	31.8%
New York	11.9%	10.4%	Retail	30.7%	29.0%
Texas	6.5%	6.6%	Residential(2)	15.4%	15.4%
Florida	5.8%	5.6%	Hospitality	7.2%	6.9%
Virginia	4.6%	4.8%	Industrial	5.2%	5.2%
Other(3)	55.0%	56.9%	Other(3)	9.0%	10.8%
Re-REMIC(4)	0.8%	0.9%	Re-REMIC(4)	0.8%	0.9%

Total	100.0%	100.0%	Total	100.0%	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans in our CMBS investments. Classifications are based on the National Council of Real Estate Investment Fiduciaries’ (“NCREIF”) standard categories.
(2)	Residential primarily consists of multi-family apartment buildings, mobile home parks, and student housing.
(3)	No other individual state or property type comprises more than 4.0% of the total as of December 31, 2008 and 2007, respectively.
(4)	The Company’s investment in a Re-REMIC backed by CMBS from 41 previous conduit securitizations is not included in the above categories due to the stratification information on the original loan collateral not being meaningful.

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

As of December 31, 2008 and 2007, the Company’s CMBS investments were financed by CDOs and repurchase agreements as follows. For the CMBS investments financed via repurchase agreements, total borrowings outstanding at December 31, 2008 and 2007 were $16.1 million and $96.1 million, respectively.

	As of December 31, 2008 ($ in thousands)
Financing Source	Face Amount	Amortized Cost	Fair Value	Unrealized Gain (Loss)
CDOs	$1,307,621	$179,157	$180,210	$1,053
Repurchase agreement	383,927	39,331	40,167	836
Unlevered	65,805	2,259	2,265	6

	$1,757,353	$220,747	$222,642	$1,895

	As of December 31, 2007 ($ in thousands)
Financing Source	Face Amount	Amortized Cost	Fair Value	Unrealized Gain (Loss)
CDO	$1,309,051	$788,047	$562,056	$(225,991)
Repurchase agreement	384,560	196,189	143,022	(53,167)
Unlevered	68,546	13,651	12,362	(1,289)

	$1,762,157	$997,887	$717,440	$(280,447)

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

During the year ended December 31, 2008, the Company made no new CMBS investments. During the year ended December 31, 2007, the Company invested a total of $222.8 million prior to closing credits, in five newly issued conduit transactions.

7.    REAL ESTATE LOANS

At December 31, 2008 and 2007, the Company’s real estate loans consisted of the following.

	As of December 31, 2008 ($ in thousands)
Description	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Gain/ (Loss)	Weighted Average Effective Interest Rate Based on Amortized Cost	Range of Maturity Dates(2)
Real estate loans, held for investment(1)
First mortgage loan participations	$47,077	$47,077	$28,555	$(18,522)	4.1%	February 2010 - February 2011(3)
Mezzanine loans	226,913	226,647	161,425	(65,222)	4.0%	May 2009 - November 2009

	$273,990	$273,724	$189,980	$(83,744)	4.0%

(1)	Carrying value based on fair value in accordance with SFAS No. 157.
(2)	Loans have extension options which could extend maturity dates to November 2010 to June 2012.
(3)	Reflects loan modifications and extensions completed subsequent to December 31, 2008.

	As of December 31, 2007 ($ in thousands)
Description	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Gain/ (Loss)	Weighted Average Effective Interest Rate Based on Amortized Cost	Range of Maturity Dates
Real estate loans, held for investment
First mortgage loan participations	$47,077	$47,077	$47,077	$—	7.3%	February 2009 - February 2012
Mezzanine loans	227,923	227,657	227,657	—	8.0%	August 2010 - June 2012

	$275,000	$274,734	$274,734	$—	7.9%

Real estate loans, held for sale
Whole mortgage loans	110,000	111,291	107,507	(3,784)	5.8%	December 2016 - January 2017
First mortgage loan participations	48,860	48,667	48,467	(200)	7.9%	June 2011 - February 2012
Mezzanine loans	79,089	75,507	65,625	(9,882)	8.5%	March 2012 - December 2016(1)

	$237,949	$235,465	$221,599	$(13,866)	7.1%

(1)	As of December 31, 2007, the Company had a mezzanine loan with an unpaid principal balance of $7.2 million which was repaid in full during 2008.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

As of December 31, 2008 and 2007, real estate loans were directly or indirectly secured by properties of the types and in the geographies identified below:

Location(1)	December 31, 2008	December 31, 2007	Property Type(1)	December 31, 2008	December 31, 2007
Real estate loans, held for investment			Real estate loans, held for investment
New York	17.9%	17.9%	Hospitality	60.4%	60.4%
Hawaii	15.0%	15.0%	Office	22.4%	22.4%
California	12.4%	12.4%	Multi-use	11.7%	11.7%
Texas	7.6%	7.6%	Retail	5.5%	5.5%
Florida	6.5%	6.5%	Multifamily	0.0%	0.0%
Puerto Rico	6.4%	6.4%	Healthcare	0.0%	0.0%
Georgia	5.4%	5.4%
Other(3)	28.8%	28.8%

	100.0%	100.0%		100.0%	100.0%

Real estate loans, held for sale			Real estate loans, held for sale
New York	0.0%	54.7%	Multifamily(2)	0.0%	28.1%
Florida	0.0%	26.8%	Healthcare	0.0%	12.1%
Other(3)	0.0%	18.5%	Retail	0.0%	27.2%
			Hospitality	0.0%	5.4%
			Office	0.0%	27.2%

	0.0%	100.0%		0.0%	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans.
(2)	December 31, 2007 amount includes a real estate mezzanine loan collateralized by garden-style apartments that were converted to for-sale condominiums with an outstanding loan balance of $7.2 million at December 31, 2007. This loan was repaid in full in April 2008.
(3)	No other individual state comprises more than 5.0% of the total as of December 31, 2008 and 2007.

As of December 31, 2008 and 2007, the Company’s real estate loans were financed by CDO II and repurchase agreements as follows. For the real estate loans financed via repurchase agreements, total borrowings outstanding at December 31, 2008 and 2007 were $0 and $165.8 million, respectively.

	As of December 31, 2008
Financing Source	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Loss	Weighted Average Interest Rate Based on Amortized Cost
Real estate loans held for investment(1)
CDO II	$273,990	$273,724	$189,980	$(83,744)	4.0%

	$273,990	$273,724	$189,980	$(83,744)	4.0%

(1)	Carrying value based on fair value in accordance with SFAS No. 157.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

	As of December 31, 2007
Financing Source	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Loss	Weighted Average Interest Rate Based on Amortized Cost
Real estate loans held for sale
Repurchase agreement	$230,758	$228,274	$214,408	$(13,866)	6.6%
Unlevered	7,191	7,191	7,191	—	23.2%

	$237,949	$235,465	$221,599	$(13,866)	7.1%

Real estate loans held for long-term investment
CDO II	$275,000	$274,734	$274,734	$—	7.9%

	$275,000	$274,734	$274,734	$—	7.9%

During the year ended December 31, 2008, the Company sold three real estate loans and transferred ownership rights of three other real estate loans through the termination of a repurchase agreement, all of which were previously classified as held for sale, with a face amount of $234.9 million and an unamortized cost basis of $232.4 million for $139.9 million. We recorded a $92.5 million realized loss in connection with the sales and transfers of these loans.

During the year ended December 31, 2008, the Company made no investments in real estate loans. During the year ended December 31, 2007, the Company invested $167.8 million, net of $2.2 million in net discounts, in three fixed rate real estate loans that bear interest ranging from 5.8% to 6.4% and have maturity dates between December 2016 and January 2017. In addition, during the year ended December 31, 2007, the Company invested $245.2 million, net of $0.6 million in discounts, in seven floating rate real estate loans that bear interest based on LIBOR plus a spread ranging from 1.8% to 3.5% and have maturity dates between February 2009 and June 2011.

During the year ended December 31, 2008, the Company received repayments of $8.5 million related to outstanding principal balances on certain real estate loans. During the year ended December 31, 2007, the Company received repayments of $191.2 million related to outstanding principal balances on certain real estate loans.

8.    REAL ESTATE ASSETS

On December 22, 2006, the Company acquired a portfolio of six net leased real estate assets for an aggregate purchase price of $38.8 million through a sale-leaseback transaction and on June 29, 2007, the Company acquired an additional six net leased real estate assets for an aggregate purchase price of $38.7 million, increasing its total cost basis to $77.5 million. On October 30, 2007, the Company sold a 50% interest in the entity that owns all twelve net leased real estate assets (the “Joint Venture”) for $39.2 million. The sale resulted in no gain or loss to the Company. Subsequent to the sale of the 50% interest in the Joint Venture, the Company has accounted for its remaining interest in the Joint Venture using the equity method of accounting. At December 31, 2007, the Company’s 50% share of the entity that owns the real estate assets including equity in earnings and distributions was $39.6 million and is included in investments in unconsolidated joint ventures on the Company’s consolidated balance sheets. In April 2008, the Company sold its remaining 50% interest in the Joint Venture for $39.4 million, which approximates cost basis. As of December 31, 2008, the Company no longer has any investment in net leased real estate assets.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

9.    INVESTMENT IN U.S DEBT FUND

In December 2007, the Company and JER Real Estate Partners IV, L.P. and JER Real Estate Qualified Partners IV, L.P. (together, “JER Fund IV”), investment funds managed by J.E. Robert Company, Inc. (the “J.E. Robert Company”), the parent of the Company’s manager, JER Commercial Debt Advisors LLC, entered into a Limited Partnership Agreement pursuant to which the Company and JER Fund IV agreed to co-manage a new private equity fund, to be known as JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”). The California Public Employees’ Retirement System (“CalPERS”) committed $200.0 million, and the Company and JER Fund IV each committed $10.0 million to the US Debt Fund.

On December 4, 2008, the Company, JER Fund IV and CalPERS entered into an amendment to the US Debt Fund’s amended and restated limited partnership agreement (the “LPA”) with CalPERS extending the US Debt Fund’s commitment period for an additional one year period, from December 11, 2008 to December 11, 2009. In addition, pursuant to the amendment, the US Debt Fund’s general partner is not required by the LPA to allocate new investment opportunities to the US Debt Fund. Finally, the amendment provides that commencing on December 11, 2008 through and including December 11, 2009, the management fee payable by CalPERS to the US Debt Fund’s general partner shall be calculated to (i) include CalPERS’ pro-rata share of the outstanding principal balance on the US Debt Fund’s revolving credit facility with WestLB AG New York Branch and (ii) exclude CalPERS’ pro-rata share of unrestricted cash and cash equivalents held by the US Debt Fund. Prior to the amendment, the US Debt Fund paid to the Company and JER Fund IV a base management fee equal to 1.5% on drawn capital and up to 20% of the aggregate profits earned and distributed by the US Debt Fund (after limited partners receive distributions equal to their initial investment and a specified preferred rate of return thereon). The Company and JER Fund IV divide the management and incentive fees on a 50%-50% basis. For the year ended December 31, 2008, the Company recognized $0.4 million of management fee income from the US Debt Fund.

The US Debt Fund invests in loans secured, directly or indirectly, by commercial real estate, including, B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products, such as CMBX and credit default swaps (the “Targeted Investments”). Excluded investments from the US Debt Fund include non-performing loans, fee-simple ownership interests in real estate, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by the Company and JER Fund IV, and net lease real estate assets.

The Company’s interest in the US Debt Fund is accounted for using the equity method of accounting and the assets and liabilities are not consolidated into the Company’s financial statements due to the Company’s determination that the Fund is not a VIE under FIN46(R). As of December 31, 2008 and 2007, the Company had invested $3.4 million and $1.2 million, respectively, into the US Debt Fund which is reflected in investments in unconsolidated joint ventures on the Company’s consolidated balance sheets. During the year ended December 31, 2008, the Company recorded $(2.6) million of equity in earnings (losses) from the US Debt Fund.

10.	NOTES PAYABLE, REPURCHASE AGREEMENTS AND JUNIOR SUBORDINATED DEBENTURES

Notes Payable

On October 17, 2006, the Company issued its second CDO through two wholly-owned subsidiaries of the Company, JER CRE CDO 2006-2, Limited and JER CRE CDO 2006-2, LLC (collectively “CDO II”). CDO II is secured by $1.2 billion par value of collateral interests consisting of CMBS, mezzanine loan interests, first mortgage loan interests, Re-REMIC securities, and real estate CDO securities. CDO II issued privately placed

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

notes totaling $768.4 million initially rated AAA through BBB- (“CDO II Investment Grade Notes”). The Company purchased a portion of the CDO II Investment Grade Notes and retained all of the non-investment grade notes and preferred shares. $708.3 million of Investment Grade Notes were issued to third parties consisting of $47.0 million of fixed rate notes with a weighted average interest rate of 5.8% and $661.3 million of floating rate notes with a weighted average interest rate of LIBOR plus 62 basis points, excluding amortization of fees and expenses, over applicable LIBOR rates. The CDO II Investment Grade Notes have a remaining expected average maturity of 7.3 years as of December 31, 2008. CDO II has a replenishment collateral pool of up to $275.0 million that will allow replenishment of proceeds of real estate loans that are paid off within five years from the closing of the transaction, subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture. The Company incurred $10.5 million of debt issuance costs in connection with the issuance of CDO II which were written off effective January 1, 2008 as part of the Company’s adoption of SFAS No. 159. During the year ended December 31, 2007, the Company contributed CMBS of $61.2 million and mortgage loan interests of $90.3 million as collateral to CDO II and received $69.4 million of mezzanine loan repayments on CDO II collateral. During the year ended December 31, 2008, the Company did not contribute any collateral interests to CDO II and received no mezzanine loan repayments on CDO II collateral. As of December 31, 2008, the available replenishment pool balance was $1.0 million, which is reflected in restricted cash on our consolidated balance sheets.

In November 2005, the Company issued its first CDO through two wholly-owned subsidiaries of the Company, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC (collectively “CDO I”). CDO I is secured by a static pool of $418.7 million par value of fixed rate subordinate CMBS. CDO I issued privately placed notes totaling $275.6 million initially rated AAA through BBB- (“CDO I Investment Grade Notes”). The Company retained a portion of the BBB- rated notes, all of the non-investment grade notes and all of the preferred shares. Two of the CDO I Investment Grade Notes, totaling $119.2 million, were issued with floating rate coupons with a weighted average interest rate of LIBOR plus 39 basis points, excluding amortization of fees and expenses. The remaining CDO I Investment Grade Notes totaling $147.0 million, net of the portion retained by the Company, were issued with fixed rate coupons with a weighted average interest rate of 6.0%, excluding amortization of fees and expenses. The Investment Grade Notes have a remaining expected average maturity of 6.7 years as of December 31, 2008. The Company incurred $4.3 million of debt issuance costs which were written off effective January 1, 2008 as part of the Company’s adoption of SFAS No. 159.

The Company has accounted for the CDO I and CDO II transactions as financings due to certain permitted activities of CDO trusts that are not consistent with activities of a QSPE permitted under SFAS No. 140, such as having the ability to sell impaired securities and acquire replenishment securities with the proceeds at the discretion of the collateral administrator. Accordingly, the assets transferred to the respective CDO trusts are reflected in the Company’s balance sheets and notes issued to third parties are reflected as notes payable in the accompanying consolidated financial statements. In adopting SFAS No. 159, the Company has elected to carry its CDO notes payable at fair value in the accompanying consolidated financial statements. The total fair value of CDO I and CDO II notes payable at December 31, 2008 were $60.8 million and $150.9 million, respectively. However, the Company currently projects that these liabilities will be settled at their face amount of $974.5 million, based upon expected proceeds from underlying collateral. Changes in fair value of the notes payable are reflected in current period earnings. Unamortized debt issuance costs of $13.0 million for CDO I and CDO II were included as a component of deferred financing fees on the consolidated balance sheet at December 31, 2007, however with the adoption of SFAS No. 159, the Company wrote off deferred fees of $13.0 million as part of the SFAS No. 159 cumulative transition adjustment on January 1, 2008.

The terms of the Company’s CDOs include certain over-collateralization and interest coverage tests, which are used primarily to determine whether and to what extent principal and interest paid on the debt securities and

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

other assets that serve as collateral underlying the CDOs may be used to pay principal and interest on the notes payable and preferred shares issued by the CDOs. In each of our CDOs, in the event that either test is not satisfied, interest and principal that would otherwise be payable on certain of the junior tranches of notes payable and preferred shares issued by the CDOs and retained by us may be redirected to repay principal on certain senior tranches of notes payable issued by the CDOs. Therefore, failure to satisfy the coverage tests could adversely affect cash flows received by the Company from its retained interests in the CDOs and thereby the Company’s liquidity and operating results.

CMBS downgrades generally do not affect the over-collateralization coverage test applicable to collateral in CDO I, unless such collateral is downgraded to “CC” or below. However, with respect to the CDO II, collateral interests representing the majority of the face amount of downgraded CMBS are considered to be impaired for purposes of the over-collateralization coverage tests. Collateral interests, including CMBS, which have a realized loss, are also considered impaired. For CDO II, failure of the over-collateralization coverage test occurs generally when the test results fall below ranges between 100% and 140%, depending on the class of CDO II notes payable. As of December 31, 2008, due primarily to additional CMBS bond rating downgrades, CDO II could withstand approximately $184 million of incremental reductions to the face value of collateral interests before failing certain of the over-collateralization coverage tests.

On February 5, 2009, Moody’s announced that it was revising its loss methodology for CMBS and reviewing its outstanding ratings on all conduit and fusion CMBS issued in 2006, 2007 and 2008. Moody’s also announced that it expects to downgrade low-rated investment grade bonds and non-investment grade bonds by an average of five to six grades. Since its announcement, Moody’s has downgraded eight securitization transactions that serve as a portion of the collateral pool for CDO II. As a result of these downgrades, among other, certain over-collateralization coverage tests for CDO II failed with respect to the February 2009 distribution date and are projected to fail for the foreseeable future.

As a result of the failure of certain over-collateralization coverage tests (i) certain interest payments normally scheduled to be allocated to the notes payable and preferred shareholders of CDO II were reallocated to the holders of the senior notes payable, and (ii) any available principal proceeds were reallocated to the holders of the senior notes payable. Consequently, the Company will not receive any cash flow distributions on the junior notes payable and preferred share investments retained by it and/or its affiliates in CDO II until such time, if ever, the over-collateralization coverage tests are complied with. Even if the over-collateralization coverage tests are eventually complied with, our ability to obtain regular cash payments from the assets securing CDO II is dependent upon CDO II continuing to meet interest coverage and over-collateralization coverage tests. If the February 2009 over-collateralization coverage tests for CDO II had not failed, the Company would have received approximately $1.0 million in interest distributions and $1.2 million in preferred share distributions on February 25, 2009. During 2008, the Company received approximately $28 million of net cash distributions from CDO II.

While the redirection of cash began with the February 25, 2009 distribution date, the redirection of such cash is not expected to impact the GAAP or tax treatment to us relative to our reporting of the individual assets and liabilities related to the CDOs as we consolidate both CDOs on our balance sheet. While we believe our balance sheet reflects the fair value of the individual CDO related assets and liabilities, we believe the estimated economic fair value of our combined retained interest in the CDOs is less than the difference between the estimated fair values of the assets and liabilities, determined in accordance with GAAP.

With respect to CDO II, the Company has been appointed its Advancing Agent. In this capacity, the Company may be required to make Interest Advances to CDO II in the event that the sum of Interest Proceeds and Principal Proceeds collected during the related Due Period are insufficient to remit the interest that is due and

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

payable to the Class A Notes and Class B Notes in accordance with the Priority of Payments of CDO II (the amount of such insufficiency, an “Interest Shortfall”). The Company will be entitled to recover any previously unreimbursed Interest Advances made by it, together with interest thereon, first, from Interest Proceeds and second if applicable, from Principal Proceeds, senior to any payments of interest or principal to the noteholders and senior to any payments of fees, expenses or hedge payments of CDO II, only to the extent that such recovery would not trigger an additional Interest Shortfall to the Class A Notes or Class B Notes. In the event that the Company determines that such Interest Advances are Nonrecoverable Interest Advances, the Company would be entitled to recovery of any previously unreimbursed Interest Advances made by it, together with interest thereon, without regards to whether such recovery would trigger additional Interest Shortfalls. As of December 31, 2008 the Company has not advanced CDO II for any Interest Shortfalls in its capacity as Advancing Agent.

Repurchase Agreements

In August 2007 and as subsequently amended in September 2007, March 2008, September 2008 and December 2008, the Company and a wholly owned subsidiary, respectively, entered into a repurchase agreement with a subsidiary of JPMorgan Chase & Co. (the “JPMorgan Facility”). This repurchase agreement provides financing to be secured by rated and unrated CMBS. The December 2008 amendment modified certain financial covenants applicable to the Company under the JPMorgan Facility and extends the term of the facility to December 22, 2009. The Company also agreed to make a payment of $2.8 million in December 2008 and $2.0 million to JPMorgan Chase & Co. in February 2009, and monthly amortization payments of $0.8 million commencing in March 2009 through the maturity of the JPMorgan Facility, with the remaining outstanding balance on the facility due and payable on December 22, 2009. This repurchase agreement is fully recourse to the Company. As of December 31, 2008, $16.1 million was outstanding under the facility at a weighted average borrowing rate of 3.2% and CMBS investments with an estimated fair value of $40.2 million were pledged as collateral. The JPMorgan Facility has covenants related to (i) minimum tangible net worth, (ii) maximum leverage, (iii) minimum liquidity and (iv) incurrence of additional recourse debt, among other covenants. The JPMorgan Facility also has a material adverse change clause in which JPMorgan can demand immediate repayment of our debt if they deem a material adverse change to have occurred.

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

In September 2006, a wholly owned subsidiary of the Company entered into the Goldman Sachs Facility, which was subsequently amended in September 2007, March 2008 and December 2008. The December 2008 amendment resulted in the consensual termination and repayment of the Company’s repurchase facility, and pursuant to the agreement, Goldman Sachs acknowledged that a $2.0 million payment made by the Company on December 4, 2008 represented the satisfaction in full of a margin call, and the Company agreed that on or before December 31, 2008 (i) the Company would make a one-time cash payment to Goldman Sachs of $1.5 million, (ii) it would execute and deliver to Goldman Sachs an unsecured non-interest bearing promissory note for $0.5 million maturing on February 27, 2009, (iii) the Company would pay to Goldman Sachs the accrued but unpaid price differential (implied interest) through the termination date, and (iv) the Company would terminate its rights to repurchase the purchased loans held by Goldman Sachs under the Goldman Sachs Facility. In exchange and provided that the Company satisfy these termination obligations, Goldman Sachs agreed to release the Company from any further obligations and/or liabilities under the Goldman Sachs Facility. In addition, from December 11,

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

2008 to the earlier of December 31, 2008 and the termination date, Goldman Sachs agreed to suspend (i) Goldman Sachs’ right to make margin calls under the Goldman Sachs Facility, and (ii) the applicability of certain financial covenants under the Goldman Sachs Facility, provided that the Company complies with the terms of the amendment. As of December 23, 2008, the Company satisfied all termination obligations and the Goldman Sachs Facility was terminated.

Each of the repurchase agreement facilities is subject to margin calls and scheduled amortization based upon fair market value determinations of the underlying collateral. During the year ended December 31, 2008, such margin calls and scheduled amortization totaled $135.4 million, with $80.0 million related to the JPMorgan and Liquid Funding/ Bear Stearns Facilities and $55.4 million related to the Goldman Sachs facility.

The Company has considered an interpretation of GAAP relating to the treatment of transactions where investments acquired by the Company from a particular counterparty are simultaneously or subsequently financed via a repurchase agreement with that same counterparty or an affiliate thereof. The Company has recorded such transactions as a sale of the investment to us and such related debt provided to the Company as a financing. In February 2008, effective December 15, 2008, the FASB issued FSP No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” which provides additional guidance with respect to this issue. Under a new standard, FSP 140-3, there is new guidance related to how these transactions should be evaluated. Over the past two years, the Company has made several investments that may be affected by such standard. During the year ended December 31, 2007, the Company acquired $39.9 million of subordinate CMBS and financed $25.3 million of the purchase via an existing repurchase agreement with the seller. In the year ended December 31, 2007, the Company acquired a first mortgage loan participation investment from a counterparty for $35.0 million and concurrent with closing, the same counterparty provided financing of $29.8 million via an existing repurchase agreement with the seller and the loan was sold to an unrelated third party in December 2008. As of December 31, 2008, $3.7 million of borrowings were outstanding with this counterparty related to an original cost basis of the related investment of $7.8 million, which are carried on the consolidated balance sheet at the estimated fair value of approximately $7.8 million. As a result, application of the new standard would reduce total assets and liabilities by $3.7 million as of December 31, 2008 and reported net loss for the year ended December 31, 2008 would remain unchanged. Future adoption of FSP 140-3 may require the Company to adjust the accounting for the assets in which the Company has invested.

Junior Subordinated Debentures

In April 2007, the Company issued $60.0 million of trust preferred securities through its unconsolidated subsidiary, JERIT TS Statutory Trust I (“the Trust”), in a private transaction exempt from registration under the Securities Act of 1933, as amended. Concurrently, the Company issued $61.9 million in junior subordinated debentures to the Trust and made a $1.9 million common equity investment in the Trust. The trust preferred securities have a 30-year term ending April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. The assets of the Trust consist solely of the $61.9 million of junior subordinated notes concurrently issued by us, with terms that mirror the trust preferred securities. The Company incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the junior subordinated debentures. Unamortized debt issuance costs of $1.0 million are included as a component of deferred financing fees on the consolidated balance sheet at December 31, 2008 and 2007, respectively.

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

General

If the Company defaults in the payment of interest or principal on any debt, breaches any representation or warranty in connection with any borrowing or violates any covenant in any loan document, lenders may accelerate the maturity of such debt, requiring the Company to immediately repay all outstanding principal. If the Company is unable to make such payments, our lender could force us to sell our securities or foreclose on our assets pledged as collateral to such lender. The lender could also force the Company into bankruptcy or bring other legal action against the Company. Any of these events would likely have a material adverse effect on the value of an investment in the Company’s common stock. At December 31, 2008, the Company was in compliance with all covenants under its CDO notes payable, repurchase agreements and junior subordinated debentures.

11.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company presents its financial instruments at estimated fair value in the accompanying consolidated financial statements in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” by applying the fair value principles of SFAS No. 157.

The Company does not present its repurchase agreement and junior subordinated debentures at fair value in the accompanying financial statements. Cash, cash equivalents, restricted cash and the repurchase agreement are carried at par value on the balance sheet which approximates fair value. The Company has estimated that the fair value of its junior subordinated debentures with an aggregate principal balance of $61.9 million approximates $12.0 million to $18.0 million at December 31, 2008. These amounts were determined by applying estimated December 31, 2008 market spreads to a discounted cash flow model. The fair value estimates for the junior subordinated debentures represent management’s best estimates of these values, based on management’s judgment as well as consideration of input from other market sources but do not necessarily reflect the prices that would be realized in an actual transaction involving such debentures.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

12.    DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents our pay-fixed interest rate swaps as of December 31, 2008 and 2007, respectively:

Trade Date	Effective Date	Entity	Termination Date	Initial Notional Balance	Notional Balance at December 31,		Ending Notional Balance	Fair Value at December 31,		Pay-Fixed Interest Rate
					2008	2007		2008(4)	2007
October 2005	November 2005(1)	CDO I	June 2015	$109,977	$109,977	$109,977	$5,697	$(17,545)	$(4,107)	4.9%
September 2006	October 2006(2)	CDO II	August 2016	386,324	303,126	340,047	219,929	(49,551)	(12,860)	5.1%
September 2006	October 2009(2)	JER Investors Trust Inc.	August 2016(8)	—	—	—	80,071	(3,536)	(1,056)	5.2%
February 2007	October 2007(2)	JER Investors Trust Inc.	October 2014(8)	—	83,198	46,277	85,024	(7,490)	(3,719)	5.1%
January 2007	November 2007(3)(6)	JER Investors Trust Inc.	December 2016(8)	100,000	40,000	100,000	40,000	(6,209)	(6,185)	5.3%
February 2007	November 2007(5)	JER Investors Trust Inc.	June 2008	45,000	—	45,000	—	—	(2,079)	5.0%
February 2007	November 2007(3)(7)	JER Investors Trust Inc.	February 2017(9)	26,000	19,500	26,000	19,500	(3,714)	(1,244)	5.1%
March 2007	November 2007(3)	JER Investors Trust Inc.	January 2017(8)	40,000	40,000	40,000	40,000	(3,939)	(1,631)	5.0%

				$707,301	$595,801	$707,301	$490,221	$(91,984)	$(32,881)

(1)	Swap related to our CDO I financing and is reflected at fair value with the change in value subsequent to December 31, 2007 recorded in other gains (losses) on the consolidated statement of operations due to our election to account for this swap using the FVO effective January 1, 2008.
(2)	Swaps related to our CDO II financing and is reflected at fair value with the change in value subsequent to December 31, 2007 recorded in other gains (losses) on the consolidated statement of operations due to our election to account for these swaps using the FVO effective January 1, 2008.
(3)	Swaps related to our current and future anticipated financings were intended to hedge future long-term floating rate debt and is not considered probable as of December 31, 2008 and as a result, the fair value at December 31, 2008 of $(13.9) million has been recorded in other gains (losses) in the consolidated statement of operations during the year ended December 31, 2008.
(4)	The settlement amount of our interest rate swap liabilities was $(110.7) million as of December 31, 2008. This liability is partially offset by a $18.7 million credit valuation adjustment as of December 31, 2008 due to the SFAS No. 157 requirement to incorporate a credit valuation allowance for our and our counterparty’s credit rating to arrive at fair value.
(5)	In connection with the sale of a real estate loan in June 2008 and repayment of the related floating rate financing, we terminated a swap with an initial notional balance of $45.0 million and paid swap termination costs of $1.4 million.
(6)	In connection with the sale of a real estate loan in September 2008 and repayment of the related floating rate financing, we partially terminated $60.0 million of notional balance on a swap with an initial notional balance of $100.0 million and paid swap termination costs of $4.0 million.
(7)	In connection with the transfer of real estate loans classified as held for sale and repayment of the related floating rate financing, we partially terminated $6.5 million of notional balance on a swap with an initial notional balance of $26.0 million and paid swap termination costs of $1.5 million.
(8)	On February 27, 2009, we agreed to terminate these interest rate swaps and replace them with a new seven-year fixed rate-for-fixed rate swap agreement. We are obligated to pay a fixed monthly payment amount of $0.4 million to National Australia Bank Limited from March 2009 through March 2016, with such payments commencing in April 2009.
(9)	The counterparty terminated this swap on February 23, 2009. We paid the counterparty $3.3 million in connection with the termination.

As of December 31, 2007, $(32.5) million is reflected in accumulated other comprehensive income (loss) in the consolidated balance sheets representing the fair value of the effective portions of the Company’s outstanding cash flow hedges. In connection with the adoption of SFAS No. 159 on January 1, 2008, the Company discontinued hedge accounting for its swaps related to its CDO I and II financings. The $(21.7) million of fair value related to these swaps reflected in accumulated other comprehensive income as of December 31, 2007 is being amortized into the consolidated statement of operations over the remaining life of the interest rate swaps and the associated debt. During the year ended December 31, 2008, amortization of $2.3 million was recognized as an expense in other gains (losses). As of December 31, 2008, $19.4 million remains in accumulated other comprehensive income related to the CDO I and II interest rate swaps. The changes in the fair market value of these interest rate swaps after December 31, 2007 have been reflected in other gains (losses) in the consolidated statements of operations.

Between January 2007 and March 2007, the Company entered into a total of four forward-starting interest rate swaps to mitigate the risk of change in the interest-related cash outflows on existing and forecasted issuance of debt. Under these swaps, the Company agreed to pay the counterparties a weighted average fixed interest rate of 5.2% per annum in exchange for floating rate payments on the total notional amount of $211.0 million. During the first quarter of 2008, the Company determined that the four swaps, aggregating $211.0 million in notional balance, intended to hedge anticipated future and current floating rate

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

financings were no longer effective as such future long-term financings are not considered probable at this time due to continued market disruptions creating uncertainty related to the Company’s ability to obtain future long-term match funded financing as well as the potential for sales of certain real estate loans held for sale which would ideally be financed by such borrowings. During the year ended December 31, 2008, the Company terminated certain of these interest rate swaps with notional amounts of $111.5 million and paid the counterparties $6.9 million. During the year ended December 31, 2008, the Company recorded unrealized gains (losses) on non-CDO interest rate swaps of $(13.5) million in the consolidated statement of operations. As of December 31, 2008 the combined fair value of the three remaining interest rate swaps was $(13.9) million.

In connection with the pricing of CDO II in September 2006, the Company, through JER CRE CDO 2006-2, Limited, a wholly-owned subsidiary, entered into an amortizing interest rate swap with an initial notional balance of approximately $386.3 million, which declines to approximately $219.9 million. This interest rate swap, which matures in August 2016, is expected to hedge the interest rate risk exposure on amortizing principal amounts of floating-rate Investment Grade Notes issued by the Company upon the closing of CDO II and a portion of the Company’s other anticipated or existing indebtedness. In September 2006 and February 2007, in connection with CDO II and other anticipated or existing indebtedness, the Company also entered into two accreting interest rate swaps. The first swap has an initial notional balance of zero increasing to approximately $33.8 million in October 2009 and increasing thereafter to approximately $80.1 million. The second swap has an initial notional balance of zero increasing to approximately $46.3 million in October 2007 and increasing thereafter to approximately $85.0 million. Pursuant to adopting SFAS No. 159, the Company elected the fair value option for the debt being hedged by these swaps and as a result, these swaps no longer qualify for hedge accounting under SFAS No. 133 and the changes in fair value from December 31, 2007 forward are recorded as a component of unrealized gain (loss) on CDO related financial liabilities in the consolidated statement of operations. At December 31, 2007, the fair value of these swaps was $(17.6) million. This amount is being amortized into earnings over the remaining life of the swap as the swap no longer qualifies for hedge accounting due to the election of the fair value option for debt associated with this derivative. Based on the terms of the swaps, the Company has agreed to pay the counterparties a weighted average fixed interest rate of 5.1% per annum in exchange for floating payments tied to USD-LIBOR on the applicable notional amount. As of December 31, 2008 and 2007, the combined fair value of the three interest rate swaps was $(60.6) million and $(17.6) million, respectively, which is recorded in interest rate swap agreements on the consolidated balance sheets. Of the existing balance in accumulated other comprehensive income (loss) related to this interest rate swap, the Company estimates that approximately $1.9 million will be reclassified from accumulated other comprehensive income (loss) as an increase to loss on interest rate swaps in the next twelve months.

In connection with the pricing of CDO I in October 2005, through JER CRE CDO 2005-1, Limited, the Company entered into an amortizing interest rate swap with an initial notional balance of approximately $110.0 million. The amortizing interest rate swap hedges the interest rate risk exposure on an amortizing principal amount of the floating-rate Investment Grade Notes issued by the Company. This swap is designated as a cash flow hedge and is expected to be effective in hedging the risk of changes in interest cash outflows attributable to changes in the applicable USD-LIBOR swap rate over the term of the hedging relationship. Under the swap, the Company has agreed to pay the counterparty a fixed interest rate of 4.9% per annum in exchange for floating payments on the applicable notional amount. As of December 31, 2008 and 2007, the fair value of the amortizing interest rate swap related to CDO I was $(17.5) million and $(4.1) million, respectively, which is recorded in interest rate swap liabilities on the consolidated balance sheets. Pursuant to adopting SFAS No. 159, the Company elected the fair value option for the debt being hedged by these swaps, and as a result, these swaps no longer qualify for hedge accounting under SFAS No. 133 and the changes in fair value from December 31, 2007 forward are recorded as a component of unrealized gains (losses), net, on CDO related financial assets and liabilities in the consolidated statement of operations. At December 31, 2007, the fair value of this swap was

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

$(4.1) million and was classified within accumulated in OCI when these swaps qualified for hedge accounting. This amount is being amortized into earnings over the remaining life of the swap as the swap no longer qualifies for hedge accounting due to the election of the fair value option for this derivative. Of the existing balance in accumulated other comprehensive income (loss) related to this interest rate swap, the Company estimates that approximately $0.5 million will be reclassified from accumulated other comprehensive income (loss) as an increase to loss on interest rate swaps in the next twelve months.

In June and August 2006, the Company entered into a total of four forward-starting interest rate swaps to mitigate the risk of changes in the interest-related cash outflows on existing and forecasted issuance of debt. Under these swaps, the Company agreed to pay the counterparties a weighted average fixed interest rate of 5.4% per annum in exchange for floating payments on the total notional amount of $177.0 million. In connection with the pricing of CDO II in September 2006 and other anticipated or existing indebtedness, the Company effectively terminated or assigned for value these four outstanding interest rate swaps. The net costs from termination of $6.1 million were recorded in accumulated other comprehensive income (loss) and are being amortized from accumulated other comprehensive income (loss) as an increase to interest expense over the life of CDO II based on the effective yield method. During the year ended December 31, 2008, $0.6 million was amortized from accumulated other comprehensive income (loss) as an increase to loss on interest rate swaps and $0.5 million and $0.1 million was amortized from accumulated other comprehensive income (loss) as an increase to interest expense for the year ended December 31, 2007 and 2006, respectively. Of the existing balance in accumulated other comprehensive income (loss) related to this interest rate swap, the Company estimates that approximately $0.6 million will be reclassified from accumulated other comprehensive income (loss) as an increase to loss on interest rate swaps in the next twelve months.

In connection with the pricing of CDO I in October 2005, the Company effectively terminated or assigned for value $201.0 million notional amount of interest rate swaps outstanding. The net proceeds from termination of $0.6 million were recorded in accumulated other comprehensive income (loss) and are being amortized from accumulated other comprehensive income (loss) as a decrease to interest expense over the life of CDO I based on the effective yield method. For the year ended December 31, 2008, $51 was amortized from accumulated other comprehensive income (loss) as a reduction to loss on interest rate swaps and $48 and $46 was amortized from accumulated other comprehensive income (loss) as a reduction to interest expense for the years ended December 31, 2007 and 2006, respectively. Of the existing balance in accumulated other comprehensive income (loss) related to this interest rate swap, the Company estimates that approximately $54 will be reclassified from accumulated other comprehensive income (loss) as an decrease to loss on interest rate swaps in the next twelve months.

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

13.    DIFFERENCES BETWEEN GAAP NET INCOME (LOSS) AND TAXABLE INCOME

The differences between GAAP net income (loss) and taxable income are generally attributable to differing treatment, including timing related thereto, of unrealized/realized gains and losses associated with certain assets, the bases, income, impairment, and/or credit loss recognition related to certain assets, primarily CMBS, accounting for derivative instruments, accounting for lease income on net leased real estate assets, investments in

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

unconsolidated joint ventures and amortization of various costs. The distinction between GAAP net income and taxable income is important to the Company’s stockholders because dividends or distributions, if any, are declared and paid on the basis of annual estimates of taxable income or loss. The Company does not pay Federal income taxes on income that it distributes on a current basis, provided that it satisfies the requirements for qualification as a REIT pursuant to the Internal Revenue Code. The Company calculates its taxable income or loss as if it were a regular domestic corporation. This taxable income or loss level determines the amount of dividends, if any, the Company is required to distribute over time in order to reduce or eliminate its tax liability pursuant to REIT requirements.

Income on CMBS investments is computed for GAAP purposes based upon a yield, which assumes credit losses will occur (See Note 4—Revenue Recognition for further discussion). The yield to compute the Company’s taxable income does not assume there would be credit losses, as a loss can generally only be deducted for tax purposes when they are reasonably assured. Furthermore, due diligence expenses incurred related to the acquisition of CMBS and loan investments not originated are required to be expensed as incurred for GAAP purposes but are included as a component of the cost basis of the asset and amortized for tax purposes. CMBS impairment charges also create GAAP to tax differences as such charges are generally not deductible for tax purposes. Straight line rental income recognized for GAAP purposes is not recognized for tax purposes as taxable income is generally based on contractual rental income. In addition, due to electing the FVO for the Company’s CDO related financial assets and liabilities, the financial assets and liabilities are carried at fair value for GAAP purposes with the change in fair value reflected in the Company’s consolidated statement of operations as other gains (losses). Primarily as a result of these differences, the net difference between the GAAP and taxable net income before capital gains (losses) was approximately $9.4 million and $42 million for the years ended December 31, 2008 and 2007, respectively, with taxable income being greater than GAAP income. As of December 31, 2008 and 2007, the tax basis of the Company’s assets exceeded its GAAP basis by approximately $933 million and $346 million respectively.

14.    COMMON STOCK

In June 2004, the Company sold 1,150,000 shares of its common stock through transactions that were exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 144A, Regulation S and Regulation D (the “144A Offering”). Gross proceeds were $172.1 million. Net proceeds after deducting the initial purchaser’s discount and other offering expenses were $160.1 million. In July 2005, the Company completed its initial public offering of 1,200,000 shares of its common stock at a price of $177.50 per share. In August 2005, the underwriters exercised their option to purchase an additional 183,203 shares at the public offering price less the underwriting discount to cover over-allotments. The net proceeds to the Company on the sale of 1,200,000 shares in the initial public offering and the 183,203 shares pursuant to the over-allotment option was $226.4 million after deducting the underwriting discount and offering expenses and was primarily used to pay down indebtedness.

In connection with the 144A Offering, the Company issued 33,500 shares to its Manager pursuant to its Nonqualified Option and Incentive Award Plan. In addition, as of December 31, 2008, the Company has granted an aggregate of 4,000 shares of restricted stock and an additional 2,805 deferred stock units to its current and former independent directors, granted 13,700 shares of restricted stock to certain officers and employees of an affiliate of its Manager (although 300 of such shares have been forfeited to date) and 6,000 shares of restricted stock to Mark Weiss, its President, as further discussed in Note 16.

On December 16, 2008, the Company declared a dividend of $8.80 for the three months ended December 31, 2008 to be paid on January 30, 2009. Pursuant to the prospectus supplement, shareholders had the

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

option of electing either cash or stock with total cash payments not to exceed $2.3 million. As a result of shareholder elections, the Company paid shareholders $2.3 million and issued 23,978,905 shares of common stock on January 30, 2009.

On February 13, 2009, the Board of Directors approved the declaration of a 1-for-10 reverse stock split effective February 20, 2009. At both December 31, 2008 and 2007, the Company had issued and outstanding common shares of 2,590,104, respectively, reflecting the impact of the reverse stock split but not the stock dividend.

All share and per share amounts have been restated to reflect the impact of this 1-for-10 reverse stock split.

15.    RELATED PARTY TRANSACTIONS

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

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

In addition, the Manager is entitled to receive a quarterly incentive fee in an amount, not less than zero, equal to the product of (i) 25% of the dollar amount by which (a) funds from operations (as defined in the Management Agreement) of the Company for such quarter per share of Common Stock (based on the weighted average number of shares outstanding for such quarter) exceeds (b) an amount equal to (A) the weighted average of the price per share of Common Stock in the 144A Offering, and the prices per share of Common Stock in any subsequent offerings by the Company multiplied by (B) the greater of (1) 2.25% and (2) 0.875% plus one fourth of the ten-year U.S. treasury rate for such quarter, multiplied by (ii) the weighted average number of shares of Common Stock outstanding during such quarter. Funds From Operations, (“FFO”), as defined in the Management Agreement, is net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, gains (or losses) from sales of property and unrealized depreciation and/or appreciation, effective January 1, 2008, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The following table summarizes management fees incurred by the Company for the years ended December 31, 2008, 2007 and 2006, respectively:

	For the Year Ended December 31,
	2008	2007	2006
Base management fees	$6,725	$7,331	$7,631
Incentive fees	—	826	—

Total management fees	$6,725	$8,157	$7,631

At December 31, 2008 and 2007, $0.6 million and $1.2 million, respectively, related to unpaid base management fees are included in due to affiliate in the accompanying consolidated balance sheets. In addition, there were no unpaid incentive fees as of December 31, 2008 and 2007.

The Management Agreement also provides that the Company is required to reimburse the Manager for certain expenses incurred by the Manager on the Company’s behalf, including the Company’s pro rata share of overhead expenses of the Manager required for the Company’s operations. In November 2006, effective retroactively to January 1, 2006, the independent members of the Board of Directors approved an amendment to the Management Agreement to provide that 2007 and in each calendar year thereafter, subject to approval by the independent members of the Board of Directors, the allocable overhead reimbursement will be $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index (“CPI”) for the applicable year over the CPI for the calendar year 2006. For each of the years ended December 31, 2008, 2007 and 2006, overhead reimbursements were approximately $0.5 million, respectively. The Manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on the Company’s behalf. If such services are provided by the Manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants or other third parties on an arm’s length basis. In accordance with the provisions of the Management Agreement, the Company recorded $22, $57 and $60, respectively, for other services provided by the Manager during the years ended December 31, 2008, 2007 and 2006, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations. At December 31, 2008 and 2007, $0.1 million and $30, respectively, of expenses to be reimbursed were unpaid and included in due to affiliate in the accompanying consolidated balance sheets.

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

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

Each CMBS securitization requires that a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. Because the Manager does not have special servicer status, it appoints J.E. Robert Company or another entity that has special servicer status, as the special servicer whenever the Company acquires a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company earned $4.2 million, $6.7 million and $3.7 million in fees as special servicer during the years ended December 31, 2008, 2007 and 2006, respectively, as a special servicer on the CMBS issuances where we own the first-loss position. J.E. Robert Company is also entitled to receive additional fees in the future based on the collections received against loans that were managed in special servicing and subsequently returned to the master servicer. All fees due to J.E. Robert Company as special servicer are paid either by the applicable securitization vehicles or the borrower and not directly by the Company and such fees are consistent with traditional, well established market standards and are set as part of the arms-length negotiations to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company may reduce the amounts available to pay us pursuant to the terms of the applicable CMBS trusts.

In connection with CDO II (See Note 10—Notes Payable, Repurchase Agreements and Junior Subordinated Debentures), a wholly owned subsidiary of the Company entered into a Collateral Administration Agreement with J.E. Robert Company (the “Collateral Administrator”), pursuant to which the Collateral Administrator has agreed to advise the wholly owned subsidiary of the Company on certain matters regarding the collateral interests and other eligible investments securing the notes. The Collateral Administrator will receive two fees payable on a monthly basis, with the first fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the second fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture, each fee payable with different priorities as set forth in the applicable indenture. During the year ended December 31, 2008, 2007 and 2006, $1.5 million, $1.4 million and $0.3 million, respectively, of collateral administration fees are reflected in general and administrative expenses in the accompanying consolidated statements of operations. At both December 31, 2008 and 2007, $25 of unpaid collateral administration fees were unpaid and included in due to affiliate in the accompanying consolidated balance sheets. These collateral administration fee schedules within the collateral administration agreement were approved by the members of the Company’s Board of Directors then considered to be independent pursuant to the rules of the NYSE. Since the February 2009 CDO II distribution date, J.E. Robert Company has not been entitled to receive the subordinate collateral administration fee, and is not entitled to receive such fee until certain CDO II over-collateralization coverage tests are complied with.

During the year ended December 31, 2007, the Company invested in a first mortgage loan participation with a cost basis of $30.0 million and two mezzanine loan participations with a cost basis of $49.4 million where an affiliate of the Manager held a controlling equity interest in the borrower. During the year ended December 31, 2006, we invested in mezzanine loans totaling $65.0 million where an affiliate of the Manager held a controlling equity interest in the borrower. The acquisition of these loans to affiliated borrowers was approved by the independent members of the Company’s Board of Directors as required by our investment guidelines. During the year ended December 31, 2008, we received repayments on loans to affiliated borrowers aggregating $8.5 million. At December 31, 2008, loans to affiliated entities had an amortized cost basis of $82.3 million, an unpaid principal balance of $82.6 million and a carrying value of $54.0 million.

The US Debt Fund invests in loans secured, directly or indirectly, by commercial real estate, including, B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products, such as CMBX and credit default swaps (the “Targeted Investments”). Excluded investments from the US Debt Fund include non-performing loans, fee-simple ownership interests in real estate, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by the Company and JER Fund IV, and net lease real estate assets.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

Targeted Investments that meet the investment guidelines of the US Debt Fund were allocated directly and exclusively by J.E. Robert Company to the US Debt Fund until April 11, 2008.

Historically, the US Debt Fund pays to the Company and JER Fund IV a base management fee equal to 1.5% on drawn capital and up to 20% of the aggregate profits earned and distributed by the US Debt Fund (after limited partners receive distributions equal to their initial investment and a specified preferred rate of return thereon). The Company and JER Fund IV divide the management and incentive fees on a 50%-50% basis. During the year ended December 31, 2008, the Company recorded $0.4 million of income related to base management fees, of which, $0.1 million was due to the Company at December 31, 2008. Subsequent to the amendment of the Limited Partnership Agreement more fully discussed in Note 9, commencing on December 11, 2008 through and including December 11, 2009, the management fee payable by CalPERS to the US Debt Fund’s general partner shall be calculated to (i) include CalPERS’ pro-rata share of the outstanding principal balance on the US Debt Fund’s revolving credit facility with WestLB AG New York Branch and (ii) exclude CalPERS’ pro-rata share of unrestricted cash and cash equivalents held by the US Debt Fund.

16.    STOCK OPTION AND INCENTIVE AWARD PLAN

In June 2004, the Company adopted the Nonqualified Stock Option and Incentive Award Plan, (the “Plan”), which provides for awards under the Plan in the form of stock options, stock appreciation rights, restricted stock, other equity-based incentive awards and cash. Officers, directors and employees of the Company and of the Manager and its affiliates as well as the Manager and other third parties are eligible to receive awards under the Plan. The Plan has a term of ten years and limits the awards to a maximum of 115,000 shares of Common Stock, unless the Plan is amended. All share and per share amounts have been restated to reflect the impact of the 1-for-10 reverse stock split effected on February 20, 2009.

In accordance with the Plan, a total of 34,500 shares of Common Stock were issued to the Manager and the independent directors in 2004. As consideration for the Manager’s role in raising capital for the Company, the Manager was granted an award of 33,500 shares of stock upon the closing of the 144A Offering. As discussed below under “Registration Rights Agreement,” one-half of the shares granted to the Manager are subject to a risk of forfeiture. Additionally, each independent director was granted 200 shares of restricted stock upon the date of the first board meeting of the Board of Directors attended by the independent director. Each independent director receives an additional 200 shares of restricted stock annually pursuant to the Plan. One-half of the shares granted to the independent directors vest immediately and the remaining one-half vest one year from the date of grant, subject to the grantee’s continued service as a member of the Board of Directors of the Company. As of September 30, 2008, 4,000 shares of restricted stock had been granted to the five current and former independent directors.

In accordance with the Plan, in May 2006, Mark Weiss, our President and an employee of an affiliate of the Manager, was awarded 6,000 restricted shares of common stock and 15,000 stock options on the Company’s common stock subject to vesting over five years. 50% of these shares and options vest ratably over five years, subject to continued employment with affiliates of our Manager. The remaining 50% of these shares and options vest subject to continued employment with affiliates of our Manager and graded vesting commencing in June 2009 based on achievement of certain market or performance conditions. The options expire ten years from the grant date.

In April 2007, certain officers of the Company and employees of an affiliate of the Manager were awarded 12,450 restricted shares of common stock subject, in each case, to vesting over three years. 50% of these shares

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

vest ratably over three years, subject to continued employment with affiliates of our Manager. The remaining 50% of these shares vest subject to continued employment with affiliates of our Manager and graded vesting commencing in March 2008 based on achievement of certain market conditions. As of September 30, 2008, 300 of these restricted shares had been forfeited. In June 2007, 1,000 total shares of restricted stock were awarded to the five current and former independent directors as part of their regular annual awards program. In July 2007, 1,250 restricted shares were awarded to an employee of an affiliate of the Manager. These shares vest ratable over an approximately three year period beginning in April 2008, subject to continued employment with an affiliate of the Manager. In May and June 2008, the Company issued 2,805 deferred stock units to its five current independent directors as part of their regular annual awards program.

On May 30, 2007, our stockholders approved an amendment to the Plan (the “Amended Plan”) and adopted the Nonqualified Stock Option and Incentive Award Plan for Manager Only (the “Manager Plan”). The Amended Plan applies to directors, officers, employees, advisors, consultants and other personnel of the Company, our manager and J.E. Robert Company who are natural persons and the Manager Plan applies to our manager or other consultants to the Company that are not natural persons. The aggregate number of shares of Common Stock that may be issued under the Plan and the Manager Plan (collectively, the “Amended Plans”) is subject to a combined maximum limit (subject to the exceptions described below), which means that if shares of Common Stock are issued under the Amended Plan, less shares of Common Stock will be available for issuance under the Manager Plan. Correspondingly, if shares of Common Stock are issued under the Manager Plan, less shares of Common Stock will be available for issuance under the Amended Plan. The Amended Plan and the Manager Plan were each amended effective December 16, 2008, in order to ensure that the plans and awards granted thereunder would either be exempt from, or compliant with, Section 409A of the Code. The Amended Plans are administered by and all awards granted in accordance with the Amended Plans are subject to the approval of our Board of Directors or, at the Board of Directors’ sole discretion, by a committee the Board of Directors may appoint to administer the Plan (the “Committee”).

The Amended Plans provide for the granting of (i) nonqualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) performance awards, (v) outperformance awards and (vi) other stock-based and non-stock based awards, as may be determined by the Committee. The Amended Plans provide that (1) 10,625 shares may be awarded as restricted stock; (2) up to 100,000 shares may be issued as outperformance awards; and (3) 0.5% of the number of shares of Common Stock outstanding as of the effective date of the Amended Plans may be awarded as restricted stock, options or other awards under the Amended Plans. The Amended Plans also provide that the number of shares described in (3) above will increase each year by the lesser of 50,000 or 0.5% of the number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year.

The Amended Plans also allow for the granting of outperformance awards. Outperformance awards (which are described in more detail below) will be awarded to designated members of the Company’s senior management team or other key employees of J.E. Robert Company. Outperformance awards are designed to deliver value only if the Company successfully creates value for stockholders based on the total return to stockholders in excess of a threshold amount as determined by the Committee and subject to certain conditions. Pursuant to the adoption of the outperfomance awards, we increased the maximum number of shares of Common Stock reserved and available for issuance at any time under the Plan by 100,000 shares of Common Stock for the outperformance awards. Such shares may only be issued as outperformance awards pursuant to the terms and conditions of the Amended Plans.

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

A reconciliation of unvested restricted stock awards to directors and employees of an affiliate of the Manager at December 31, 2008 is as follows:

	Directors	Non-Employees
Unvested shares at January 1, 2008	500	18,800
Granted	2,805	—
Vested	(1,903)	(3,042)
Forfeiture	—	—

Unvested Shares at December 31, 2008	1,402	15,758

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

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

The fair value of restricted share awards that contain market conditions is determined using a stochastic model employing a Monte Carlo method as of each measurement date. This model evaluates the awards for changing stock prices over the term of vesting and uses random simulations that are based on past stock characteristics as well as income growth and other factors. The following are the average assumptions used to value awards as of December 31, 2008:

	2007 Awards	2006 Awards
Dividend growth rate	4.0%	4.0%
Expected volatility	40.0%	40.0%
Risk-free interest rate	0.5%	0.9%
Expected life (from grant date)	2.5 - 3.0 years	3.5 - 5.0 years
Price of underlying stock at measurement date	$0.93	$0.93
Base share price	$19.02	$15.49

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

At each measurement date, the fair value of stock options is determined using the Black-Scholes option pricing model for options with service or performance conditions only. For options with market conditions, a discount is taken from such fair value based on the probability of achievement of the market condition, which is determined using a Monte Carlo method simulation similar to those described above for the restricted share awards. The following assumptions were used in determining the fair value of the May 2006 option grants as of December 31, 2008:

Exercise price	$177.50
Dividend yield	15.0%
Risk-free interest rate	1.2% - 1.5%
Expected stock price volatility	40.0%
Expected remaining life	3.7 - 5.0 years

Share-based payment compensation expense of $0.2 million, $0.4 million and $0.3 million was recognized during the years ended December 31, 2008, 2007 and 2006, respectively, and is included as part of general and administrative expenses in the consolidated statement of operations. As of December 31, 2008, unrecognized compensation expense related to nonvested awards was $0.1 million which is scheduled to vest in 2009. The total fair value of restricted shares, stock options and deferred stock units vested during the year ended December 31, 2008 was $0.5 million.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

Summary information about the Company’s stock options outstanding at December 31, 2008 is as follows:

	Options Outstanding	Weighted-Average Exercise Price	Average Remaining Contractual Term
Outstanding at January 1, 2008	15,000	$177.50	7.5 years
Granted	—	—	N/A
Exercised	—	—	N/A
Expired or forfeited	—	—	N/A

Outstanding at December 31, 2008	15,000	$177.50	7.5 years

Options and share units exercisable at December 31, 2008	3,000

Intrinsic value at December 31, 2008	$(2,747)

17.    SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table represents unaudited supplemental quarterly financial information for the years ended December 31, 2008 and 2007. All share and per share amounts have been restated to reflect the impact of the 1-for-10 reverse stock split effected on February 20, 2009.

	Quarters ending
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$31,790	$32,550	$27,863	$15,914
Expenses	19,222	17,593	15,891	14,045
Other income (loss)	(79,417)	14,033	(46,822)	(183,311)

Net income (loss)	$(66,849)	$28,990	$(34,850)	$(181,442)

Earnings per share:
Basic	$(26.00)	$11.26	$(13.53)	$(70.48)

Diluted	$(26.00)	$11.26	$(13.53)	$(70.48)

	Quarters ending
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$29,931	$34,160	$36,156	$34,394
Expenses	20,124	24,059	24,819	23,915
Other income (loss)	—	—	(812)	(17,849)

Net income (loss)	$9,807	$10,101	$10,525	$(7,370)

Earnings per share:
Basic	$3.82	$3.93	$4.09	$(2.87)

Diluted	$3.81	$3.93	$4.09	$(2.87)

18.    SUBSEQUENT EVENTS

Investments

On March 2, 2009, the Company funded a $0.9 million capital call to the US Debt Fund increasing the cumulative total amount funded to $4.3 million.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

Dividends

On December 16, 2008, the Company declared a dividend for our fourth fiscal quarter ended December 31, 2008 of $22.7 million, or $8.80 per share of existing common stock, consisting of a regular quarterly dividend of $3.00 per share of existing common stock and a special dividend of $5.80 per share of existing common stock, payable in a combination of stock and cash at the election of our stockholders. The cash portion of the 2008 year end dividend was limited to $2.3 million. The 2008 year end dividend was payable to stockholders of record as of December 30, 2008 and was paid on January 30, 2009. As a result, on January 30, 2009, the Company issued a total of 2,397,891 shares of existing common stock to pay the stock portion of the 2008 year end dividend.

On February 13, 2009, the Company declared a 1-for-10 reverse split of JRT’s common stock. The reverse stock split was effected before the opening of the New York Stock Exchange on February 20, 2009. The 1-for-10 reverse split converted 10 shares of the Company’s common stock into 1 share of its common stock. The par value of the Company’s common stock remained $0.01 per share. The reverse stock split affects all issued and outstanding shares of the Company’s common stock immediately prior to the effectiveness of the reverse stock split. The reverse stock split reduced the number of shares of common stock outstanding from 25,901,035 shares to 2,590,104 shares and has been retrospectively applied to all periods presents in these financial statements.

Financing

On February 23, 2009 and March 23, 2009, the Company repaid $2.0 million and $0.8 million, respectively, of borrowings on our JPMorgan Facility, and on February 27, 2009, the Company repaid in full the $0.5 million unsecured note payable to Goldman Sachs.

On February 23, 2009, one of the Company’s counterparties terminated an interest rate swap with a notional balance of $19.5 million at a cost of $3.3 million. On February 27, 2009, the Company restructured four pay fixed interest rate swaps that face the Company. As a result, the swaps were consolidated and payment terms were modified so that the Company is obligated to pay a fixed monthly amount of approximately $0.4 million through March 2016, compared to variable monthly payments of approximately $0.6 million in December 2008 and January 2009.

Other

On March 26, 2009, the Company received written notice from the NYSE that we were not in compliance with the NYSE’s continued listing standards applicable to it requiring that the Company maintain a 30-day trailing average global equity market capitalization of at least $15.0 million (this standard has temporarily been lowered from $25.0 million through June 30, 2009). The NYSE will permanently suspend trading of our common stock prior to the market open on April 1, 2009. As of April 1, 2009, the trading of the Company’s common stock will occur on the over-the-counter (“OTC”) market.

During the first quarter 2009, there have been significant levels of rating agency downgrades to CMBS bonds contributed as collateral to our second collateralized debt obligation (“CDO II”). As a result, CDO II did not meet certain over-collateralization coverage tests in February 2009 resulting in approximately $2.2 million of cash that would have otherwise been paid to the Company being redirected to repay principal on certain senior notes payable issued by CDO II with respect to the February 2009 payment. The Company expects this cash flow redirection to continue for the foreseeable future. During 2008, JRT received approximately $28 million of net cash distributions from CDO II.

SCHEDULE IV

JER INVESTORS TRUST INC. AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE AND INTEREST EARNED ON MORTGAGES

December 31, 2008 (In thousands)

	Part 1—Mortgage loans on real estate at close of period				Part 2—Interest Earned on Mortgages
Loan/ Property Type/ Location	Prior Liens	Unpaid Principal	Amortized Cost	Carrying Value	Interest due and accrued at December 31, 2008	Interest income earned applicable to the period
Mezzanine loans outstanding at December 31, 2008:
Office—CA	$90,000	$10,000	$10,000	$9,151	$27	$509
Hospitality—TX, AL, TN, GA, NC, FL, LA, NV, CO, MS, VA	240,000	12,092	12,092	7,533	28	651
Hospitality—TX, AL, TN, GA, NC, FL, LA, NV, CO, MS, VA	280,000	25,000	24,762	14,769	75	1,599
Hospitality—SC, AL, TN, GA, NC, IL, IN, FL, VA, KY, LA, MS	252,035	24,709	24,709	17,818	78	1,643
Hospitality—SC, AL, TN, GA, NC, IL, IN, FL, VA, KY, LA, MS	291,570	19,767	19,767	13,853	81	1,616
Office—CA, NY, DC, TX	4,416,632	51,385	51,385	44,033	93	2,656
Hospitality—HI, CA, FL	1,294,009	45,887	45,887	32,113	105	2,415
Hospitality—HI, CA, FL, NY, JM, AZ, PR	1,706,244	38,072	38,044	22,154	98	2,184
First mortgage loans outstanding at December 31, 2008:
Mixed use—NY	—	32,077	32,077	16,126	80	1,787
Retail—DE, NY, LA, MS	—	15,000	15,000	12,429	36	710
Interest income on loans sold or repaid in full during 2008						11,920
Amortization of discount and origination fees						—

TOTAL	$8,570,490	$273,990	$273,724	$189,980	$701	$27,691

Reconciliation of Carrying Amount of Loans

	2008	2007	2006
Balance at the beginning of the year	$496,333	$287,845	$81,696
Additions during period:
New mortgage loans	—	415,847	266,436
Unrealized gain (loss) on loans held for sale	13,866	(13,866)	—
Capitalized interest on originated mortgage loans	—	—	1,204
Capitalized loan origination costs, net of amortization	—	—	51
Deductions during period:
Cost of mortgages sold	(135,444)
Collections of principal	(8,528)	(190,680)	(61,542)
Premium/discounts on loans, net of amortization	—	(2,813)	—
Unrealized loss on loans held for investment	(74,395)	—	—
Realized loss on loans held for sale	(92,541)	—	—
Effect of fair value option election	(9,311)	—	—

Balance at the end of the year	$189,980	$496,333	$287,845