Form 10-Q
period 2009-03-31
JER Investors Trust Inc
filed 2009-05-11
CIK 1294017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 205 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2009, the registrant had outstanding 4,987,369 shares of common stock, par value $0.01 per share.

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

•

JER Commercial Debt Advisors, LLC remaining as our external manager and remaining affiliated with the J.E. Robert Company, Inc. including our ability to pay our external manager base management fees and reimbursement of expenses;

•	the availability of, and our ability to retain, qualified personnel;

•	availability of capital to us and our ability to raise capital since the delisting of our common stock from the New York Stock Exchange (“NYSE”);

•	our ability to maintain or replace existing financing arrangements;

•	the performance and financial condition of borrowers;

•	the actions of our competitors and our ability to respond to those actions;

•	the performance of our assets, including our collection of interest and principal payments thereupon;

•	our ability to maintain adequate liquidity, including satisfying margin call requirements and meeting distribution requirements to maintain our REIT status;

•	our ability to comply with financial covenants of our debt instruments;

•	the effect of receiving a “going concern” qualification in our auditors’ report on our 2008 consolidated financial statements;

•	changes in interest rates and interest rate spreads, including credit spreads;

•	changes in generally accepted accounting principles, or GAAP, or interpretations thereof;

•	market trends;

•	policies and rules applicable to REITs;

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

PART I

ITEM 1.	Interim Financial Information

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$3,959	$8,357
Restricted cash	4,587	1,149
CMBS financed by CDOs, at fair value	111,812	180,210
CMBS not financed by CDOs, at fair value	23,616	42,432
Real estate loans, held for investment, at fair value at March 31, 2009 and December 31, 2008	152,032	189,980
Investments in unconsolidated joint ventures	115	843
Accrued interest receivable	7,599	8,343
Due from affiliate	411	157
Deferred financing fees, net	973	981
Other assets	2,130	2,349

Total Assets	$307,234	$434,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
CDO notes payable, at fair value	$127,400	$211,695
Repurchase agreements	13,358	16,108
Junior subordinated debentures	61,860	61,860
Notes payable	9,000	500
Interest rate swap agreements, at fair value	62,140	91,984
Accounts payable and accrued expenses	1,637	839
Dividends payable	—	2,274
Due to affiliate	1,287	689
Other liabilities	2,626	2,489

Total Liabilities	279,308	388,438

Stockholders’ Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 4,987,994 and 2,590,104 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	50	26
Additional paid-in capital	413,194	392,744
Cumulative cash dividends paid/declared	(157,705)	(157,705)
Cumulative stock dividends paid/declared	(20,462)	—
Cumulative deficit	(183,960)	(165,626)
Accumulated other comprehensive loss	(23,191)	(23,076)

Total Stockholders’ Equity	27,926	46,363

Total Liabilities and Stockholders’ Equity	$307,234	$434,801

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2009	2008
REVENUES
Interest income from CMBS	$15,237	$21,452
Interest income from real estate loans	2,328	8,886
Interest income from cash and cash equivalents	11	422
Equity in (losses) earnings, net, of unconsolidated joint ventures	(1,599)	933
Fee income	412	97

Total Revenues	16,389	31,790

EXPENSES
Interest expense	6,494	15,415
Management fees, affiliate	1,210	1,827
General and administrative	2,782	1,980

Total Expenses	10,486	19,222

INCOME BEFORE OTHER GAINS (LOSSES)	5,903	12,568

OTHER GAINS (LOSSES)
Unrealized loss on financial assets financed with CDOs	(100,236)	(179,669)
Unrealized gain, net, on CDO related financial liabilities	95,585	246,574
Loss on interest rate swaps	(6,654)	(2,775)
Loss on impairment of CMBS	(14,512)	(99,579)
Unrealized loss, net, on real estate loans held for sale	—	(28,368)
Unrealized gain (loss) on non-CDO interest rate swaps	13,860	(15,600)
Loss on termination of interest rate swaps	(12,280)	—

Total other gains (losses)	(24,237)	(79,417)

NET LOSS	$(18,334)	$(66,849)

Net loss per share:
Basic	$(4.36)	$(26.00)

Diluted	$(4.36)	$(25.97)

Weighted average shares of common stock outstanding:
Basic	4,201,006	2,570,830

Diluted	4,203,975	2,573,644

Dividends declared per common share	$—	$—

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Cash Dividends Paid/ Declared	Cumulative Stock Dividends Paid/ Declared	Cumulative Earnings (Losses)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2008	2,590	$26	$392,745	$(157,705)	$—	$(165,626)	$(23,076)	$46,363

Comprehensive loss:
Net loss						(18,334)		(18,334)
Recognition of previously unrealized losses on non CDO- related interest rate swap agreements in other comprehensive income at December 31, 2007								—
Amortization of swap termination costs							132	132
Amortization of unrealized losses on CDO related interest rate swaps in other comprehensive income at December 31, 2007							595	595
Unrealized gains (losses) on non-CDO CMBS available for sale							(842)	(842)

Total comprehensive income (loss)								(18,448)

Dividends declared/paid	2,398	24	20,438		(20,462)			—
Stock based compensation- restricted share awards			11					11

Balance at March 31, 2009	4,988	$50	$413,194	$(157,705)	$(20,462)	$(183,960)	$(23,191)	$27,926

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,334)	$(66,849)
Adjustments to reconcile net income to net cash provided by operating activities:
CMBS and real estate loan (accretion) amortization	6,139	179
Amortization of debt issuance costs	9	223
Amortization of other comprehensive (income) loss related to CDO related interest rate swap agreements	727	696
Unrealized (gain) loss on CDO related financial assets and liabilities, net	4,651	(66,905)
Unrealized and realized losses on interest rate swaps	(1,581)	15,202
Unrealized loss on impairment of CMBS	14,512	99,579
Unrealized (gain) loss on real estate loans held for sale, net	—	28,368
Equity in (earnings) losses, net, from unconsolidated joint ventures	1,599	(933)
Distributions from unconsolidated joint ventures	—	1,252
Stock compensation expense	11	49
Changes in assets and liabilities:
Decrease (increase) in other assets	216	160
Decrease (increase) in accrued interest receivable	745	571
Increase (decrease) in due to/from affiliates, net	344	(374)
Increase (decrease) in accounts payable and accrued expenses and other liabilities, net	932	267

Net cash provided by operating activities	9,970	11,485

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated joint ventures	(871)	(413)
(Increase) decrease in restricted cash, net	(3,438)	5,528
Proceeds from repayment of real estate loans	3,439	4,133

Net cash provided by (used in) investing activities	(870)	9,248

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,274)	(28,391)
Proceeds from repurchase agreements	—	1,393
Repayment of repurchase agreements	(2,750)	(67,198)
Repayment of CDO notes payable	(4,694)	—
Repayment of notes payable, net	(500)	—
Payment of financing costs	—	(1,428)
Payment of interest rate swap termination costs	(3,280)	—

Net cash (used in) provided by financing activities	(13,498)	(95,624)

Net decrease in cash and cash equivalents	(4,398)	(74,891)

Cash and cash equivalents at beginning of period	8,357	87,556

Cash and cash equivalents at end of period	$3,959	$12,665

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$11,834	$18,121

Non-cash note payable in satisfaction of interest rate swap agreements	$9,000	$—

Dividends declared but not paid	$—	$—

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

2. GOING CONCERN

A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, the Company’s policy is to prepare its consolidated financial statements on a going concern basis unless it intends to liquidate its assets or has no other alternative but to liquidate its assets. As a result of the current level of available cash, the redirection of cash flow from CDO II, and the December 2009 maturity of the Company’s JPMorgan repurchase agreement facility, there is substantial doubt about the Company’s ability to continue as a going concern. While the Company has prepared its consolidated financial statements on a going concern basis, if it is unable to successfully extend the maturity date of its repurchase agreement borrowings, reduce operating expenses, sell assets or receive additional funding, its ability to continue as a going concern may be impacted. Therefore, the Company may not be able to realize its assets and settle its liabilities in the ordinary course of business. The Company’s consolidated financial statements included in this Form 10-Q do not reflect any adjustments that might specifically result from the outcome of this uncertainty.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009, the Company disclosed that there was substantial doubt regarding its ability to continue as a going concern. In response, the Company has undertaken or expects to commence certain efforts to reduce expenses and preserve liquidity including; (i) discontinuing payment of quarterly dividends and replacing such quarterly dividends with payment of an annual dividend to the extent required to satisfy REIT dividend requirements, (ii) seeking to reduce operating costs, primarily our general and administrative costs; (iii) seeking to restructure terms of our recourse indebtedness including extension of scheduled maturity dates and/or modification of near-term interest payment requirements; and (iv) if necessary, pursue sales of selected assets.

No assurance can be given that the Company will be successful in achieving any of these efforts. Should its repurchase agreement lender demand immediate repayment of all of our obligations, the Company will likely be unable to pay such obligations absent asset sales. In such event, the Company may have to recapitalize, refinance its obligations, sell some or all of its assets at prices below current estimated fair value or seek to reorganize under Chapter 11 of the United States Bankruptcy Code.

3. RECENT DEVELOPMENTS IN THE MARKETS

Since 2007, significant disruptions in the global credit markets have had a substantial effect on market participants. These disruptions have led to, among other things, a significant decline in the fair value of many mortgage related investments, and a significant contraction in short-term and long-term funding sources. This contraction in credit includes sources that the Company depends on to finance certain of its investments, specifically repurchase agreements and commercial real estate collateralized debt obligations (CRE CDOs). As a result, many companies have had difficulty valuing certain of their holdings and/or obtaining sustainable long-term sources of capital to adequately finance their business. The Company has had a similar experience in the current capital markets environment and as a result, during 2007 and 2008 sold assets to reduce short-term borrowings and attempt to improve liquidity.

Beginning in the second half of 2007 and continuing through the first quarter of 2009, the Company has seen a significant widening of credit spreads in both the subordinate CMBS market which includes bonds rated BB+ through NR classes, and in the investment grade tranches of BBB- and above. In 2008 and early 2009, new issue CMBS volume has been a small fraction of the amount of issuance in 2006 and 2007. Credit spreads on recent secondary market trades, which have also been very limited, for typical BBB- CMBS bonds, are estimated to exceed 6,000 basis points at March 31, 2009 compared to approximately 5,000 basis points as of December 31, 2008 and approximately 900 basis points as of December 31, 2007. Additionally, the Company has seen significant widening of credit spreads on real estate loans, including B-Notes, mezzanine loans and whole mortgage loans.

The Company finances certain of its investments with a repurchase agreement that is subject to margin calls. Under the terms of the repurchase agreement, the value of assets underlying the debt is marked-to-market by the counterparty at its discretion, as frequently as on a daily basis. If the value of the underlying asset declines, the counterparty has the ability to require us to post additional margin—cash or other collateral—to compensate for the decline in value of the asset (conversely, if the value of the underlying asset increases, a portion of the margin we previously posted may be returned to us, although this has happened on a limited basis to date). As a result of spread widening and a reduction in advance rates during 2007 and 2008, the Company had significant margin calls on its repurchase agreement facilities. During the three months ended March 31, 2009, the Company paid $2.8 million in scheduled amortization payments, as well as $0.8 million of scheduled amortization subsequent to March 31, 2009 through May 5, 2009 on its repurchase agreements, reducing such borrowings to $12.6 million as of May 5, 2009.

In the event the Company is unable to maintain or extend existing and/or secure new lines of credit or collateralized financing on favorable terms, its ability to continue as a going concern may be significantly impacted. In the event the Company’s current short-term credit facility is not extended or extended with lower advance rates on collateral, the Company may be required to sell assets at potentially unfavorable prices to payoff such facility which may reduce earnings and operating cash flow.

Since December 31, 2008, the Company has seen a significant increase in CMBS 60-day and greater delinquencies and CMBS loan collateral entering its CMBS special servicing portfolio. The 60-day and greater delinquencies on loan collateral underlying our CMBS “first-loss” investments was 165 basis points at March 31, 2009 compared to 83 basis points at December 31, 2008. The CMBS special servicing portfolio balance was $713.5 million, $1.2 billion and $2.3 billion at December 31, 2008, March 31, 2009 and May 5, 2009, respectively. Due to the continued tightening of credit, declining real estate values, and worsening macro-economic environment, in conjunction with the significant increase in its CMBS special servicing portfolio, the Company increased its loan loss projections associated with the real estate loan collateral underlying its “first-loss” CMBS portfolio, which represented approximately 3,500 loans with an unpaid principal balance of approximately $48 billion at March 31, 2009. As of March 31, 2009, the Company increased projected future loan losses on such collateral to approximately $1.2 billion from $964.1 million at December 31, 2008. In addition, the Company accelerated the projected timing of these losses, with most of the loss increase projected to occur in 2009 and 2010. This increase in loss projections results in lower projected future cash flows from its “first-loss” CMBS investments, and, in part, caused the Company to recognize a $14.5 million CMBS impairment charge during the quarter ended March 31, 2009. Such losses may be increased in the future in the event that collateral performance and macroeconomic conditions deteriorate.

The Company does not currently know the full extent to which the current market disruption will affect it or the markets in which it operates, and the Company is unable to predict its length or ultimate severity. If the challenging conditions continue, the Company may experience further tightening of liquidity, increased credit losses, impairment charges and increased margin call requirements as well as additional challenges in raising capital and obtaining investment financing on attractive terms. Decisions by investors and lenders to enter into transactions with the Company will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. These market developments have had a significant adverse impact on the Company’s liquidity position and its ability to achieve its long- term objectives. The Company’s liquidity, results of operations and financial condition have been and may continue to be adversely impacted (i) if market conditions continue as is or further deteriorate and (ii) by continued margin calls under the repurchase agreement. Additionally, in order to obtain cash to satisfy margin calls, the Company may liquidate assets at an inopportune time, which could result in further significant realized losses. The Company cannot predict changes in the market value of collateral and potential margin call requirements, if any, under its repurchase agreement facilities.

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

Restricted Cash

As of March 31, 2009 and December 31, 2008, restricted cash primarily consists of available replenishment pool collateral related to CDO II. The Company was not required to post cash collateral under its existing interest rate swap agreements as of March 31, 2009 and December 31, 2008.

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

Under SFAS No. 159, the carrying value of the financial assets and liabilities for which the FVO was elected were reset to their fair values as of January 1, 2008. The Company elected the FVO to provide a consistent balance sheet presentation of the fair value of both the assets and liabilities associated with the CDO financings. Subsequent to January 1, 2008, changes in the fair value of these elected financial assets and liabilities are recognized in the statement of operations. The Company did not elect the FVO for any financial assets or liabilities acquired during 2008 or through March 31, 2009, but the Company may elect the FVO for financial assets acquired or financial liabilities incurred in the future.

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

Other Than Temporary Impairment

The Company accounts for its commercial mortgage back securities (“CMBS”) assets not pledged to its CDOs in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). The Company generally classifies such CMBS investments as available-for-sale because the Company may dispose of them prior to maturity in response to changes in the market, liquidity needs or other events even though it does not hold the securities for the purpose of selling them in the near term.

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

For CMBS assets in which the FVO was not elected under SFAS No. 159, if an other than temporary impairment charge is recorded, future increases in fair value of the impaired security will be recorded as increases in other comprehensive income in the consolidated statement of changes in stockholders equity.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheets as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Ineffectiveness, if any, is recorded in the income statement. The net gain or loss related to the termination of a derivative instrument with ongoing indebtedness remains in accumulated other comprehensive income (loss) and is amortized into earnings during the same period in which the original hedged transaction affects earnings when it is probable that the forecasted transaction will occur within the originally specified time period. The Company periodically reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly as required by the standard. In the event a cash flow hedge is no longer highly effective or it becomes probable that a forecasted transaction being hedged will not occur as anticipated, then cash flow hedge accounting is no longer applicable and the changes in fair value of the hedge will be recorded as unrealized gains and losses in the income statement. Additionally, any amount accumulated in other comprehensive income will be charged to earnings in the period in which the Company loses hedge accounting. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS No. 133. See Note 11 for information related to our interest rate swap agreements outstanding as of March 31, 2009 and December 31, 2008. As of March 31, 2009 and December 31, 2008, the Company had no fair value or cash flow hedges.

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

The Company acquires participating interests in commercial real estate first mortgage loans and mezzanine loans. For those loans which the fair value election under SFAS No. 159 was not made when the Company initially invests in loan participations, they are evaluated under SFAS No. 115 to determine whether the participation interest meets the definition of a debt security. To the extent a given loan participation meets the definition of a debt security, the participation will be accounted for according to the guidance in SFAS No. 115. Those loan participations that do not meet the definition of a debt security are accounted for as loans in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities,” and are initially recorded at the purchase price, which is generally at or near par value, and are carried on the balance sheet at amortized cost for those loans classified as held for investment or at the lower of cost or market for those classified as held for sale. To date, the Company has determined that none of the participation interests acquired met the definition of a debt security. See additional information regarding loan accounting and revenue recognition below under Revenue Recognition. In accordance with SFAS No. 65, real estate loans that the Company does not have the ability and/or intent to hold until maturity are classified as loans held for sale. Real estate loans held for sale are carried at the lower of cost or market value, on an individual loan basis, using available market information obtained through consultation with dealers or other originators of such investments. Unamortized discounts or premiums are written off on all loans classified as held for sale as well as loans for which the Company elected the fair value option.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financings for which the Company has not elected the FVO. These costs are amortized, using the effective interest method, into earnings through interest expense over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

Dividends to Stockholders

In order for corporate income tax not to apply to the earnings the Company distributes, the Company must distribute to its stockholders an amount at least equal to (i) 90% of its REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain), plus (ii) 90% of the excess of its net income from foreclosure property (as defined in Section 856(e) of the Internal Revenue Code) over the tax imposed on such income by the Internal Revenue Code, less (iii) any excess non-cash income (as determined under the Internal Revenue Code). The Company is subject to income tax on taxable income that is not distributed, and to an excise tax to the extent that certain percentages of its income are not distributed by specified dates. The actual amount and timing of distributions is at the discretion of the Company’s Board of Directors, and depends upon various factors. Dividends to stockholders are accrued on the declaration date.

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

As of March 31, 2009, the Company has 2,969 shares of potentially dilutive common stock which represents less than 0.1% of outstanding shares.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). The Company’s accumulated other comprehensive income (loss) is comprised primarily of unrealized gains and losses on securities categorized as available-for-sale, swap termination costs amortized through a charge to interest expense over the life of the hedge and from net unrealized gains and losses on certain derivative instruments accounted for as cash flow hedges through December 31, 2007. During both the three months ended March 31, 2009 and 2008, the Company amortized a net amount of $0.7 million from accumulated other comprehensive income (loss) to loss on interest rate swaps related to discontinued hedge accounting and terminated cash flow hedges more fully described in Note 11. Total comprehensive income (loss) for the three months ended March 31, 2009 and 2008 was $(18.4) million and $(0.9) million, respectively.

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

Income Taxes

The Company operates in a manner that it believes will allow it to be taxed as a REIT and, as a result, the Company does not expect to pay substantial corporate-level income taxes. Many of the requirements for REIT qualification, however, are highly technical and complex. If the Company were to fail to meet these requirements and did not qualify for certain statutory relief provisions, the Company would be subject to Federal income tax, which could have a material adverse effect on its results of operations, liquidity and amounts available for distributions to its stockholders.

The 2005 through 2007 tax years remain subject to examination by taxing authorities. The Company classifies interest and penalties related to uncertain tax positions, if any, in its general and administrative expense on its consolidated statements of operations. There were no penalties related to uncertain tax positions for all periods prior to March 31, 2009.

Loan Loss Provisions

The Company purchases and originates commercial real estate mortgage and mezzanine loans. Loans carried at cost, if any, are evaluated for possible impairment on a quarterly basis. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment occurs when it is deemed probable the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company will establish a reserve for loan losses and a corresponding charge to earnings through the provision for loan losses. Significant judgments are required in determining impairment, which includes making assumptions regarding the value of the loan, the value of the real estate or partnership interests that secure the loan and any other applicable provisions, including guarantee and cross-collateralization features, if any. There were no loan loss reserves recorded as of March 31, 2009 and December 31, 2008, respectively, and there were no provisions for loan losses recorded during the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and 2008, the Company reflected all real estate loans at fair value on the consolidated balance sheet.

Stock-Based Compensation

The Company has issued restricted shares of common stock and options to purchase common stock, or equity awards, to our directors, our Manager, employees of affiliates of our Manager and other related persons. The Company accounts for stock-based compensation related to these equity awards using the fair value based methodology under FASB Statement No. 123(R), or SFAS No.123(R), “Share Based Payment” and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Compensation expense for equity awards to individuals deemed to be employees for purposes of SFAS No. 123(R) is measured based on the grant date fair value and amortized into expense over the requisite service period. SFAS No. 123(R) requires that awards to non-employees be accounted for according to the fair value provisions of the Statement, but does not specify the measurement date for such non-employee awards. Accordingly, the measurement date for non-employee awards is determined based on the guidance in EITF 96-18. To the extent that non-employee awards do not contain a performance component as defined in EITF 96-18, compensation cost for equity awards issued to non-employees is initially measured at fair value at the grant date, remeasured at subsequent reporting dates to the extent the awards are unvested, and amortized to expense over the requisite service period.

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

The table below details information about the Company’s CMBS investments, including the purchase date, the face amount of the total CMBS issuance, the original and current face amounts of our CMBS investments, and the amortized cost of our CMBS investments as of March 31, 2009 and December 31, 2008 (in thousands):

CMBS Trust	Investment Date	Total Original Face Amount of CMBS Issuance	Original Face Amount of Investment	Face Amount as of		Amortized Cost (1) as of
				March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
MACH One 2004-1	July 2004	$643,261	$50,637	$30,511	$47,897	$3,420	$5,191
CSFB 1998-C1 (2)	August 2004	2,482,942	12,500	12,500	12,500	3,118	4,256
CSFB 2004-C4	November 2004	1,138,077	52,976	43,098	43,098	4,525	6,580
MLMT 2004-BPC1	November 2004	1,242,650	76,986	48,547	48,547	6,103	9,251
JPMCC 2004-C3	December 2004	1,517,410	81,561	63,154	63,154	6,817	11,248
JPMCC 2005-CIBC11	March 2005	1,800,969	70,035	64,914	64,914	5,723	8,942
BACM 2005- 1	April 2005	2,322,091	84,663	72,163	72,163	9,111	13,621
LB UBS 2005-C2 (2)	April 2005	1,942,131	7,000	4,500	4,500	1,197	1,752
CSFB 2005-C2	May 2005	1,614,084	82,261	65,697	65,697	1,612	3,128
LB UBS 2005-C3	June 2005	2,060,632	39,335	39,335	39,335	1,286	2,917
JPMCC 2005-CIBC12	July 2005	2,167,039	70,429	70,405	70,405	2,076	5,289
JPMCC 2005-LDP4	September 2005	2,677,075	90,352	90,352	90,352	6,897	10,428
MSCI 2005-IQ10	October 2005	1,546,863	55,274	55,274	55,274	5,115	6,883
MLMT 2005 CK I1	December 2005	3,073,749	96,066	96,066	96,066	8,164	11,754
MSC 2006 HQ8	March 2006	2,731,231	105,707	105,708	105,707	8,726	13,315
JPMCC 2006-CIBC15	June 2006	2,118,303	71,493	71,493	71,493	1,860	5,829
CGCMT 2006-C4	June 2006	2,263,536	84,395	84,395	84,395	6,142	10,974
MSCI 2006- HQ9	August 2006	2,565,238	81,338	81,338	81,338	8,090	10,399
MLMT 2006- C2	August 2006	1,542,697	60,067	60,067	60,067	5,337	9,951
JPMCC 2006- LDP8	September 2006	3,066,028	107,158	107,158	107,158	8,637	15,279
CD 2006- CD3	October 2006	3,571,361	110,713	110,713	110,713	8,053	11,513
MSCI 2007- HQ11	February 2007	2,417,647	89,530	88,897	88,895	7,154	11,109
GCCFC 2007- GG9 (2)	March 2007	6,575,924	34,167	34,167	34,167	3,381	6,185
JPMCC 2007- LDP10	March 2007	5,331,517	151,616	151,616	151,616	6,191	15,643
WAMU 2007- SL3 (2)	June 2007	1,284,473	6,500	6,500	6,500	852	1,465
JPMCC 2007- LDP12	August 2007	2,310,556	81,402	81,402	81,402	5,840	7,845

Total		$62,007,484	$1,854,161	$1,739,970	$1,757,353	$135,427	$220,747

(1)	The decline in amortized cost from December 31, 2008 to March 31, 2009 is due primarily the recognition of impairments totaling $79.2 million during the three months ended March 31, 2009.
(2)	Represents an investment where we have only invested in the classes that are senior to “first-loss” CMBS bonds issued by the trust.

The Company’s maximum carrying value exposure to loss as a result of its investment in these securities totaled $135.4 million and $220.7 million as of March 31, 2009 and December 31, 2008, respectively. However, the Company has reduced its maximum economic loss exposure through the use of non-recourse financing vehicles for these investments financed by CDOs.

The financing structures that the Company offers to its borrowers on certain of its loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46(R). Management has evaluated these entities and has concluded that none of them are VIEs that are subject to consolidation under FIN 46(R).

In November 2005 and October 2006, the Company issued two CDOs through wholly owned subsidiaries as more fully discussed in Note 10. The Company has accounted for these transactions as financings, and the anticipated variability of each CDOs results are absorbed by the Company as the holder of the non-investment grade notes. The Company concluded that consolidation of both CDOs is required as a consequence of this exposure.

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

In December 2007, the Company entered in an agreement to invest up to $10.0 million into a fund, defined as the JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”) established to buy loans secured, directly or indirectly, by commercial real estate, including B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products such as CMBX. Excluded investments for the US Debt Fund include non-performing loans, fee-simple ownership interests in real estate, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by us or an affiliate of our Manager and net leased real estate assets. The US Debt Fund is not considered a VIE under FIN 46(R). Accordingly, the US Debt Fund is accounted for using the equity method of accounting and is included reflected in investment in unconsolidated joint ventures on the consolidated balance sheets.

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). This Statement replaces SFAS No. 141, “Business Combinations”, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes”, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, “Goodwill and Other Intangible Assets”, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) on January 1, 2009 and determined it does not have a material impact on its consolidated financial statements.

In February 2008, the FASB issued Staff Position No. 140-3, or FSP No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP No. 140-3 provides guidance on the accounting for a purchase of a financial asset from a counterparty and contemporaneous financing of the acquisition through repurchase agreements with the same counterparty. Under this guidance, the purchase and related financing are linked, unless all of the following conditions are met at the inception of the transaction: 1) the purchase and corresponding financing are not contractually contingent; 2) the repurchase financing provides recourse; 3) the financial asset and repurchase financing are readily obtainable in the marketplace and are executed at market rates; and 4) the maturity of financial asset and repurchase are not coterminous. A linked transaction would require a determination under SFAS No. 140 to conclude if the transaction meets the requirements for sale accounting. If the linked transaction does not meet sale accounting requirements, the net investment in the linked transaction is to be recorded as a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. We currently present these transactions gross, with the acquisition of the financial assets in total assets and the related repurchase agreements as financing in total liabilities on the consolidated balance sheets and the interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated income statements. FSP No. 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted FSP No. 140-3 on January 1, 2009 and determined it does not have a material impact on its consolidated financial statements.

In March, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This statement provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. The statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 on January 1, 2009 and included all applicable disclosures related to the adoption.

In June 2008, the FASB issued FASB Staff Position EITF 03-06-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, or FSP EITF 03-06-1. This standard requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or payments shall be included in the computation of a company’s earnings per share pursuant to the two-class method. In effect, FSP EITF 03-06-1 requires companies to report basic and diluted earnings per share in two broad categories. First, companies would be required to report basic and diluted earnings per share associated with the unvested share-based payments with nonforfeitable rights. Second, companies would separately report basic and diluted earnings per share for their remaining common stock. FSP EITF 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share presented must be adjusted retrospectively to conform to the provisions of this FSP. The Company adopted EITF 03-06-1 as of January 1, 2009 and determined it does not have a material impact on its consolidated financial statements.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. This FSP also amends FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend Statement 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. Finally, this FSP clarifies the effective date in FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The disclosures required by Statement 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. This clarification of the effective date of SFAS No. 161 is effective upon issuance of the FSP. The Company adopted FSP No. 133-1 and FIN 45-4 as of January 1, 2009 and determined they do not have a material impact on its consolidated financial statements.

In September 2008, the FASB issued exposure drafts which could amend FIN 46(R) and SFAS No. 140. The current exposure drafts contemplate the removal of the QSPE scope exception and amend the FIN 46(R) provisions related to the computations used to determine the primary beneficiary of a VIE. Adoption of the standards as written in the exposure drafts may require us to consolidate the CMBS trusts in which we have invested. The Company is monitoring any developments in this area and assessing the impact of any such amendment to its financial statements.

In April of 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP (i) affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction (ii) clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active and (iii) eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence (i) includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly (ii) requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable and (iii) applies to all fair value measurements when appropriate. FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact, if any, that this pronouncement will have on its financial statements.

In April of 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis (iii) incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired, (iv) requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses, (v) requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income, and (vi) when adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The Company is currently evaluating the impact, if any, that this pronouncement will have on its financial statements.

In April of 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FSP 107-1. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that this pronouncement will have on its financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

5. FAIR VALUE MEASUREMENTS

Election of the Fair Value Option (“FVO”) Under SFAS No. 159

The Company adopted SFAS No. 159 on January 1, 2008 and elected the FVO to measure all of its financial assets and liabilities associated with our CDO I and II financings at fair value. The Company elected the FVO to provide a consistent balance sheet presentation of the fair value of both the assets and liabilities associated with those CDO financings. As a result of our election of the FVO, all changes in fair value of the elected assets and liabilities are recognized through a charge to earnings. The following financial assets and liabilities were accounted for using the FVO as of March 31, 2009:

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

Fair Value Determination under SFAS No. 157

Pursuant to the provisions of SFAS No. 157, the fair values of our assets and liabilities are determined through the use of market based and observable inputs, to the extent available, and generally represent prices that would be used to sell the assets or transfer the liabilities between market participants in orderly transactions. Given the unique nature of many of our assets and liabilities and the lack of clearly determinable market based valuation inputs, most of our assets are valued using internal estimates and models. Based on the high level of subjectivity which exists with respect to many of our valuation inputs, the fair values we have disclosed may not equal prices that may ultimately be realized if the assets are sold or liabilities transferred with third parties.

The financial instruments we hold that require the most complex judgments and assumptions relate to our CMBS investments, real estate loans and CDO notes payable all of which are classified as Level 3, and the fair value measurement process for each category of financial instrument is detailed below.

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

•

Interest rate swap agreements—The fair value of its interest rate swap agreements is determined using market observable inputs such as a market based yield curve and other factors determined by management, such as the credit valuation adjustment related to our credit risk and the counterparty credit risk. The Company classifies all interest rate swap agreements as Level 2 assets or liabilities due to significant trading activity in this market.

Assets and liabilities carried at fair value on a recurring basis

The following table sets forth assets and liabilities carried at fair value on a recurring basis on the balance sheet as of March 31, 2009. Assets and liabilities have been grouped in their entirety based on the lowest level of input that is significant to the fair value measurement as required by SFAS No. 157. All of our assets and liabilities, except for interest rate swap agreements, are carried at fair value and have been designated as Level 3, in part, due to the lack of observable market data. In considering whether observable market data existed, we considered whether the markets for our assets and liabilities were illiquid. In general, we consider a market to be illiquid primarily due to the significant decrease in new issue CMBS and CDO commercial real estate securitization volume and limited secondary market trading on previous issues.

	Fair Value Measurement as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CMBS, at fair value:
CMBS financed by CDOs, at fair value	$111,812	$—	$—	$111,812
CMBS not financed by CDOs, at fair value	23,616	—	—	23,616
Real estate loans, held for investment, at fair value	152,032	—	—	152,032

Total Assets	$287,460	$—	$—	$287,460

Liabilities:
CDO notes payable, at fair value	$127,400	$—	$—	$127,400
Interest rate swap agreements, at fair value, related to CDOs	62,140	—	62,140	—
Interest rate swap agreements, at fair value, not related to CDOs	—	—	—	—

Total Liabilities	$189,540	$—	$62,140	$127,400

The following tables present a summary of the changes in the fair values for the three months ended March 31, 2009 of Level 3 assets and liabilities carried at fair value as of March 31, 2009.

Level 3 Fair Value Measurements for the Three Months Ended March 31, 2009

			Gains/(Losses) Included in Income
	FVO Election (Yes/ No)	Beginning Balance as of December 31, 2008	Unrealized	Realized	Transfer from Accumulated Other Comprehensive Income to Gains (Losses)	Total Gains (Losses)	Transfer to Accumulated Other Comprehensive Income From Gains (Losses)	Purchases, Sales, Repayments, Issuances, & Settlements, net	Premium/ Discount Amortization	Transfers (In)/ Out of Level 3	Ending Balance as of March 31, 2009	Gains/ (Losses) Included in Earnings Related to Assets/ Liabilities held at March 31, 2009
Financial Assets:
CMBS, at fair value:
CMBS, financed by CDOs, at fair value	Yes	$180,210	$(65,726)	$—	$—	$(65,726)	$—	$—	$(2,672)	$—	$111,812	$(65,726)
CMBS, not financed by CDOs, at fair value	No	42,432	(14,512)	—	(842)	(15,354)	—	—	(3,462)	—	23,616	(15,354)
Real estate loans, held for investment, at fair value	Yes	189,980	(34,510)	—	—	(34,510)	—	(3,438)	—	—	152,032	(34,510)

Total Assets		$412,622	$(114,748)	$—	$(842)	$(115,590)	$—	$(3,438)	$(6,134)	$—	$287,460	$(115,590)

Financial Liabilities:
CDO notes payable, at fair value, related to CDOs	Yes	$(211,695)	$79,601	$—	$—	$79,601	$—	$4,694	$—	$—	$(127,400)	$79,601
Interest rate swap agreements, at fair value, related to CDOs	Yes	(78,124)	15,984	—	—	15,984	—	—	—	62,140	—	15,984
Interest rate swap agreements, at fair value, not related to CDOs	No	(13,860)	13,860	(12,280)	—	1,580	—	12,280	—	—	—	1,580

Total Liabilities		$(303,679)	$109,445	$(12,280)	$—	$97,165	$—	$16,974	$—	$62,140	$(127,400)	$97,165

Gains and Losses (Realized and Unrealized) Included In Earnings for the Three Months Ended March 31, 2009

	Loss on CMBS Financed by CDO’s	Loss on CMBS Not Financed by CDOs	Loss on Real Estate Loans Held for Investment	Total Losses
Financial Assets:
Total gains (losses) included in earnings for the period	$(65,726)	$(15,354)	$(34,510)	(115,590)

Change in unrealized gains or losses related to financial assets still held at reporting date	$(65,726)	$(15,354)	$(34,510)	$(115,590)

	Gain on CDO Notes Payable	Total Gains
Financial Liabilities:
Total gains (losses) included in earnings for the period	$79,601	$79,601

Change in unrealized gains or losses related to financial liabilities still held at reporting date	$79,601	$79,601

6. CMBS

The following is a summary of the Company’s CMBS investments as of March 31, 2009 and December 31, 2008:

		March 31, 2009 ($ in thousands)
Security Description	Face Amount	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
			Gains	Losses		Coupon	Yield (4)	Term (yrs)
CMBS not financed by CDOs (1)(3)	$432,349	$23,616	$—	$—	$23,616	5.2%	57.2%	6.9
CMBS financed by CDO I (2)	418,748	50,503	—	—	50,503	4.9%	40.7%	8.2
CMBS financed by CDO II (2)	888,873	61,308	—	—	61,308	5.2%	51.6%	7.9

	$1,739,970	$135,427	$—	$—	$135,427	5.1%	47.9%	7.8

		December 31, 2008 ($ in thousands)
Security Description	Face Amount	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
			Gains	Losses		Coupon	Yield (4)	Term (yrs)
CMBS not financed by CDOs (1)(3)	$449,732	$41,590	$842	$—	$42,432	5.2%	43.3%	7.5
CMBS financed by CDO I (2)	418,748	76,886	—	—	76,886	4.9%	30.6%	8.7
CMBS financed by CDO II (2)	888,873	102,271	1,053	—	103,324	5.2%	36.9%	8.4

	$1,757,353	$220,747	$1,895	$—	$222,642	5.1%	35.6%	8.3

(1)

Fair values of CMBS not financed by CDOs are based on SFAS No. 157 and such CMBS were accounted for as available for sale securities pursuant to SFAS No. 115 and EITF 99-20 and thereby subject to potential other than temporary impairment charges. As a result of recording impairments during the three months ended March 31, 2009 and the twelve months ended December 31, 2008, the amortized costs of these CMBS securities have been written down to their estimated fair value at March 31, 2009 and December 31, 2008, respectively. Subsequent to December 31, 2008, unrealized gains/losses, if any, that are not impairments will be included in other comprehensive income (loss).

(2)

Fair values of CMBS financed by CDOs are based on SFAS No. 157 and such CMBS were accounted for using the fair value election pursuant to SFAS No. 159 as of January 1, 2008 and are not subject to other than temporary impairment charges as changes in fair value are recorded as a component of other gains (losses) in the consolidated statement of operations. During the three months ended March 31, 2009 and the twelve months ended December 31, 2008, the Company recorded $64.7 million and $606.8 million, respectively, of reductions in the amortized cost basis of CMBS assets financed by CDOs pursuant to EITF 99-20 and SFAS No. 159.

(3)

For the CMBS investments financed via repurchase agreements which had a fair value of $22.4 million and $40.2 million, respectively, at March 31, 2009 and December 31, 2008, total borrowings outstanding were $13.4 million and $16.1 million, respectively.

(4)	Yield is based on amortized cost.

The unrealized gains (losses) are primarily the result of changes in spreads subsequent to the purchase of or recognition of impairments on a CMBS investment.

The Company’s valuation and income recognition processes involves estimating loss adjusted cash flows over the expected term of the securities and determining an effective yield to maturity based on those cash flow estimates. For CMBS, if there is an adverse change in the net present value of projected cash flows from those estimated in the previous period, and the fair value of the security is below its amortized cost basis, the Company will reduce the amortized cost basis to fair value, pursuant to EITF 99-20. Additionally, if CMBS assets are in a significant unrealized loss position for an extended period of time, the Company will consider reducing the amortized cost basis to fair value pursuant to guidance outlined in EITF 99-20, FSP 115-1 and SAB 59. For assets in which we did not elect the FVO, this would result in an other than temporary impairment charge on the consolidated statement of operations. During the three months ended March 31, 2009 and March 31, 2008, the Company recorded other than temporary non-cash impairment charges related to its CMBS investments of $14.5 million and $99.6 million, respectively. The other than temporary impairment charges include $10.7 million and $2.1 million, respectively, related to declines in the projected net present value of future cash flows pursuant to EITF 99-20. The remaining non-cash CMBS impairment charges of $3.8 million and $97.5 million relate to other than temporary declines in fair value which is due to widening of credit spreads for CMBS investments which began in the first half of 2007 and accelerated throughout the first quarter of 2009, resulting in both increased severity of the level of unrealized losses as well as increased duration of such losses.

As a result of the write-down in value of our CMBS assets financed by CDOs due to adoption of FVO and the write-down in value of our CMBS assets not financed by CDOs due to other than temporary impairment, the overall costs basis has been written down to reflect the decline in estimated fair value. Accordingly, the weighted average yields on CMBS assets have increased due to a reduction in the amortized cost basis.

As of March 31, 2009 and December 31, 2008, the mortgage loans in the underlying collateral pools for all CMBS were secured by properties of the types and in the geographies identified below:

Location (1)	March 31, 2009	December 31, 2008	Property Type (1)	March 31, 2009	December 31, 2008
California	15.4%	15.4%	Office	31.8%	31.7%
New York	11.9%	11.9%	Retail	30.7%	30.7%
Texas	6.5%	6.5%	Residential (2)	15.3%	15.4%
Florida	5.8%	5.8%	Hospitality	7.1%	7.2%
Virginia	4.6%	4.6%	Industrial	5.3%	5.2%
Other (3)	55.0%	55.0%	Other (3)	9.0%	9.0%

Re-REMIC (4)	0.8%	0.8%	Re-REMIC (4)	0.8%	0.8%

Total	100.0%	100.0%	Total	100.0%	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans in our CMBS investments. Classifications are based on the National Council of Real Estate Investment Fiduciaries’ (“NCREIF”) standard categories.
(2)	Residential primarily consists of multi-family apartment buildings, mobile home parks, and student housing.
(3)	No other individual state or property type comprises more than 4.0% of the total as of March 31, 2009 and December 31, 2008, respectively.
(4)	The Company’s investment in a Re-REMIC backed by CMBS from 41 previous conduit securitizations is not included in the above categories due to the stratification information on the original loan collateral not being meaningful.

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

During the three months ended March 31, 2009 and 2008, the Company made no new CMBS investments.

7. REAL ESTATE LOANS

At March 31, 2009 and December 31, 2008, the Company’s real estate loans consisted of the following.

	As of March 31, 2009 ($ in thousands)
Description	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Gain/(Loss)	Weighted Average Effective Interest Rate Based on Amortized Cost	Range of Maturity Dates (2)
Real estate loans, held for investment (1)
First mortgage loan participations	$43,639	$43,639	$25,563	$(18,075)	3.9%	February 2011 - February 2012
Mezzanine loans	226,913	226,647	126,469	(100,178)	3.5%	May 2009 - November 2009

	$270,552	$270,286	$152,032	$(118,253)	3.6%

	As of December 31, 2008 ($ in thousands)
Description	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Gain/(Loss)	Weighted Average Effective Interest Rate Based on Amortized Cost	Range of Maturity Dates (2)
Real estate loans, held for investment (1)
First mortgage loan participations	$47,077	$47,077	$28,555	$(18,522)	4.1%	February 2009
Mezzanine loans	226,913	226,647	161,425	(65,222)	4.0%	May 2009 - November 2009

	$273,990	$273,724	$189,980	$(83,744)	4.0%

(1)	Carrying value based on fair value in accordance with SFAS No. 157.
(2)	Loans have extension options which could extend maturity dates to November 2010 to June 2012.

As of March 31, 2009 and December 31, 2008, real estate loans were directly or indirectly secured by properties of the types and in the geographies identified below:

Location (1)	March 31, 2009	December 31, 2008	Property Type (1)	March 31, 2009	December 31, 2008
Real estate loans, held for investment			Real estate loans, held for investment
New York	17.9%	17.9%	Hospitality	61.2%	60.4%
Hawaii	15.0%	15.0%	Office	22.7%	22.4%
California	12.4%	12.4%	Multi-use	10.6%	11.7%
Texas	7.6%	7.6%	Retail	5.5%	5.5%
Florida	6.5%	6.5%	Multifamily	0.0%	0.0%
Puerto Rico	6.4%	6.4%	Healthcare	0.0%	0.0%
Georgia	5.4%	5.4%
Other (2)	28.8%	28.8%

	100.0%	100.0%		100.0%	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans.
(2)	No other individual state comprises more than 5.0% of the total as of March 31, 2009 and December 31, 2008.

As of March 31, 2009 and December 31, 2008, the Company’s real estate loans were financed by CDO II.

During the three months ended March 31, 2009 and 2008, the Company made no investments in real estate loans.

During the three months ended March 31, 2009 and 2008, the Company received repayments of $3.4 million and $4.1 million, respectively, related to outstanding principal balances on certain real estate loans.

8. INVESTMENT IN U.S DEBT FUND

In December 2007, the Company and JER Real Estate Partners IV, L.P. and JER Real Estate Qualified Partners IV, L.P. (together, “JER Fund IV”), investment funds managed by J.E. Robert Company, Inc. (the “J.E. Robert Company”), the parent of the Company’s manager, JER Commercial Debt Advisors LLC, entered into a Limited Partnership Agreement pursuant to which the Company and JER Fund IV agreed to co-manage a private equity fund, to be known as JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”) for the purpose of investing in loans secured, directly or indirectly, by commercial real estate, including, B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products, such as CMBX (the “Targeted Investments”). The California Public Employees’ Retirement System (“CalPERS”) committed $200.0 million, and the Company and JER Fund IV each committed $10.0 million to the US Debt Fund.

On December 4, 2008, the Company, JER Fund IV and CalPERS entered into an amendment to the US Debt Fund’s amended and restated limited partnership agreement (the “LPA”) with CalPERS, extending the US Debt Fund’s commitment period for an additional one year period, from December 11, 2008 to December 11, 2009. In addition, pursuant to the amendment, the US Debt Fund’s general partner is not required by the LPA to allocate new investment opportunities to the US Debt Fund. Finally, the amendment provides that commencing on December 11, 2008 through and including December 11, 2009, the management fee payable by CalPERS to the US Debt Fund’s general partner shall be calculated to (i) include CalPERS’ pro-rata share of the outstanding principal balance on the US Debt Fund’s revolving credit facility with WestLB AG New York Branch and (ii) exclude CalPERS’ pro-rata share of unrestricted cash and cash equivalents held by the US Debt Fund. Prior to the amendment, the US Debt Fund paid to the Company and JER Fund IV a base management fee equal to 1.5% on drawn capital and up to 20% of the aggregate profits earned and distributed by the US Debt Fund (after limited partners receive distributions equal to their initial investment and a specified preferred rate of return thereon). The Company and JER Fund IV divide the management and incentive fees on a 50%-50% basis. For the three months ended March 31, 2009 and 2008, the Company recognized $0.3 million and $0.1 million of management fee income from the US Debt Fund, respectively.

As of March 31, 2009 and December 31, 2008, the Company had invested $4.3 million and $3.4 million, respectively, into the US Debt Fund, which is reflected in investments in unconsolidated joint ventures on the Company’s consolidated balance sheets. During the three months ended March 31, 2009 and 2008, the Company recorded $(1.6) million and $(0.2) million of equity in earnings (losses) from the US Debt Fund, respectively.

9. NOTES PAYABLE, REPURCHASE AGREEMENTS AND JUNIOR SUBORDINATED DEBENTURES

CDO Notes Payable

On October 17, 2006, the Company issued its second CDO through two wholly-owned subsidiaries of the Company, JER CRE CDO 2006-2, Limited and JER CRE CDO 2006-2, LLC (collectively “CDO II”). CDO II is secured by $1.2 billion par value of collateral interests consisting of CMBS, mezzanine loan interests, first mortgage loan interests, Re-REMIC securities, and real estate CDO securities. CDO II issued privately placed notes totaling $768.4 million initially rated AAA through BBB- (“CDO II Investment Grade Notes”). The Company purchased a portion of the CDO II Investment Grade Notes and retained all of the non-investment grade notes and preferred shares. $708.3 million of Investment Grade Notes were issued to third parties consisting of $47.0 million of fixed rate notes with a weighted average interest rate of 5.8% and $661.3 million of floating rate notes with a weighted average interest rate of LIBOR plus 62 basis points, excluding amortization of fees and expenses, over applicable LIBOR rates. The CDO II Investment Grade Notes have a remaining expected average maturity of 6.0 years as of March, 31, 2009. CDO II has a replenishment collateral pool of up to $275.0 million that would allow replenishment of proceeds of real estate loans that are paid off within five years from the closing of the transaction, subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture and satisfaction of certain other requirements. During the three months ended March 31, 2009 and 2008, the Company did not contribute any collateral interests to CDO II and CDO II received $3.4 million of real estate loan repayments on CDO II real estate loan collateral during the three months ended March 31, 2009. As of March 31, 2009, the replenishment pool balance was $4.4 million, which is reflected in restricted cash on our consolidated balance sheets.

In November 2005, the Company issued its first CDO through two wholly-owned subsidiaries of the Company, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC (collectively “CDO I”). CDO I is secured by a static pool of $418.7 million par value of fixed rate subordinate CMBS. CDO I issued privately placed notes totaling $275.6 million initially rated AAA through BBB- (“CDO I Investment Grade Notes”). The Company retained a portion of the BBB- rated notes, all of the non-investment grade notes and all of the preferred shares. Two of the CDO I Investment Grade Notes, totaling $119.2 million, were issued with floating rate coupons with a weighted average interest rate of LIBOR plus 39 basis points, excluding amortization of fees and expenses. The remaining CDO I Investment Grade Notes totaling $147.0 million, net of the portion retained by the Company, were issued with fixed rate coupons with a weighted average interest rate of 6.0%, excluding amortization of fees and expenses. The Investment Grade Notes have a remaining expected average maturity of 9.5 years as of March 31, 2009.

The Company has accounted for the CDO I and CDO II transactions as financings due to certain permitted activities of CDO trusts that are not consistent with activities of a QSPE permitted under SFAS No. 140, such as having the ability to sell impaired securities and acquire replenishment securities with the proceeds at the discretion of the collateral administrator. Accordingly, the assets transferred to the respective CDO trusts are reflected in the Company’s balance sheets and notes issued to third parties are reflected as notes payable in the accompanying consolidated financial statements. In adopting SFAS No. 159, the Company has elected to carry its CDO notes payable at fair value in the accompanying consolidated financial statements. The total fair value of CDO I and CDO II notes payable at March 31, 2009 were $33.2 million and $94.2 million, respectively, compared to $60.8 million and $150.9 million, respectively, at December 31, 2008. Changes in fair value of the notes payable are reflected in current period earnings.

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

CMBS downgrades generally do not affect the over-collateralization coverage test applicable to collateral in CDO I, unless such collateral is downgraded to “CC” or below. However, with respect to the CDO II, collateral interests representing the majority of the face amount of downgraded CMBS are considered to be impaired for purposes of the over-collateralization coverage tests. Moody’s has downgraded eight securitization transactions that serve as a portion of the collateral pool for CDO II. As a result of these downgrades, among others, certain over-collateralization coverage tests for CDO II failed with respect to the February and March 2009 distribution dates and are projected to fail for the foreseeable future.

As a result of the failure of these over-collateralization coverage tests (i) certain interest payments normally scheduled to be allocated to the holders of the junior notes payable and preferred shareholders of CDO II were reallocated to the holders of the senior notes payable, and (ii) any available principal proceeds were reallocated to the holders of the senior notes payable. Consequently, the Company will not receive any cash flow distributions on the junior notes payable and preferred share investments retained by it and/or its affiliates in CDO II until such time, if ever, the over-collateralization coverage tests are complied with. Even if the over-collateralization coverage tests are eventually complied with, our ability to obtain regular cash payments from the assets securing CDO II is dependent upon CDO II continuing to meet interest coverage and over-collateralization coverage tests. If the February and March 2009 over-collateralization coverage tests for CDO II had not failed, the Company would have received approximately $4.3 million in additional distributions during the first quarter of 2009. During 2008, the Company received approximately $28 million of net cash distributions from CDO II.

While the redirection of cash began with the February 25, 2009 distribution date, the redirection of such cash is not expected to impact the GAAP or tax treatment to us relative to our reporting of the individual assets and liabilities related to the CDOs as we consolidate both CDOs on our balance sheet. While we believe our balance sheet reflects the fair value of the individual CDO related assets and liabilities, we believe the estimated economic fair value of our combined retained interest in the CDOs is significantly less than the difference between the estimated fair values of the assets and liabilities, determined in accordance with GAAP.

With respect to CDO II, the Company has been appointed its advancing agent. In this capacity, the Company may be required to make interest advances to CDO II in the event that the sum of interest proceeds and principal proceeds collected during the related due period are insufficient to remit the interest that is due and payable to the Class A Notes and Class B Notes in accordance with the priority of payments of CDO II (the amount of such insufficiency, an “Interest Shortfall”). The Company will be entitled to recover any previously unreimbursed interest advances made by it, together with interest thereon, first, from interest proceeds and second if applicable, from principal proceeds, senior to any payments of interest or principal to the noteholders and senior to any payments of fees, expenses or hedge payments of CDO II, only to the extent that such recovery would not trigger an additional Interest Shortfall to the Class A Notes or Class B Notes. In the event that the Company determines that such interest advances are nonrecoverable interest advances, the Company would be entitled to recovery of any previously unreimbursed interest advances made by it, together with interest thereon, without regards to whether such recovery would trigger additional Interest Shortfalls. As of March 31, 2009 and December 31, 2008 the Company has not advanced CDO II for any interest shortfalls in its capacity as advancing agent.

Repurchase Agreements

In August 2007 and as subsequently amended in September 2007, March 2008, September 2008 and December 2008, the Company and a wholly owned subsidiary, respectively, entered into a repurchase agreement with a subsidiary of JPMorgan Chase & Co. (the “JPMorgan Facility”). This repurchase agreement provides financing to be secured by rated and unrated CMBS. The December 2008 amendment modified certain financial covenants applicable to the Company under the JPMorgan Facility and extended the term of the facility to December 22, 2009. The Company also agreed to make payments of $2.8 million in December 2008, $2.0 million in February 2009, and monthly amortization payments of $0.8 million commencing in March 2009 through the maturity of the JPMorgan Facility, with the remaining outstanding balance on the facility due and payable on December 22, 2009. This repurchase agreement is fully recourse to the Company. As of March 31, 2009, $13.4 million was outstanding under the facility at a weighted average borrowing rate of 3.2%, and CMBS investments with an estimated fair value of $22.4 million were pledged as collateral. The JPMorgan Facility has covenants related to (i) minimum tangible net worth, (ii) maximum leverage, (iii) minimum liquidity and (iv) incurrence of additional recourse debt, among other covenants. The JPMorgan Facility also has a material adverse change clause in which JPMorgan can demand immediate repayment of our debt if they deem a material adverse change to have occurred.

Junior Subordinated Debentures

In April 2007, the Company issued $60.0 million of trust preferred securities through its unconsolidated subsidiary, JERIT TS Statutory Trust I (“the Trust”), in a private transaction exempt from registration under the Securities Act of 1933, as amended. Concurrently, the Company issued $61.9 million in junior subordinated debentures to the Trust and made a $1.9 million common equity investment in the Trust. The trust preferred securities have a 30-year term ending April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. The assets of the Trust consist solely of the $61.9 million of junior subordinated notes concurrently issued by us, with terms that mirror the trust preferred securities. The Company incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the junior subordinated debentures. Unamortized debt issuance costs of $1.0 million are included as a component of deferred financing fees on the consolidated balance sheet at March 31, 2009 and December 31, 2008, respectively.

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

The Company did not make interest payments due on April 30, 2009 on junior subordinated debentures maturing in 2037 underlying its trust preferred securities related to JERIT TS Statutory Trust I, the Company’s wholly owned subsidiary. Under the indenture governing the junior subordinated debentures, the failure to make an interest payment is subject to a 30-day cure period before constituting an event of default. The Company is currently in negotiations with the holders of the trust preferred securities, and is seeking to restructure the timing and amount of the interest payments accruing to such holders, among other items.

Note Payable

On March 3, 2009, the Company entered into an agreement with its counterparty to terminate and replace four interest rate swaps which had a $245.1 million ending notional amount and a $21.2 million fair value liability, net of a $17.9 million credit valuation adjustment, as of December 31, 2008, in exchange for a new seven-year fixed rate-for-fixed rate interest rate swap agreement. Under such agreement, the Company will pay a fixed monthly amount of approximately $0.4 million through February 2017. The Company has reflected this agreement, at fair value, as a note payable on its March 31, 2009 consolidated balance sheets as this agreement does not meet the definition of a derivative pursuant to SFAS No. 133.

General

If the Company defaults in the payment of interest or principal on any debt, breaches any representation or warranty in connection with any borrowing or violates any covenant in any loan document, lenders may accelerate the maturity of such debt, requiring the Company to immediately repay all outstanding principal. If the Company is unable to make such payments, our lender could force us to sell our securities or foreclose on our assets pledged as collateral to such lender. The lender could also force the Company into bankruptcy or bring other legal action against the Company. Any of these events would likely have a material adverse effect on the value of an investment in the Company’s common stock. At March 31, 2009, the Company was in compliance with all covenants under its CDO notes payable with the exception of certain CDO II over-collateralization coverage tests, its repurchase agreements, its junior subordinated debentures and its notes payable.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company presents certain of its financial instruments at estimated fair value in the accompanying consolidated financial statements in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” by applying the fair value principles of SFAS No. 157.

The Company does not present its repurchase agreement, junior subordinated debentures and notes payable at fair value in the accompanying consolidated financial statements. Cash, cash equivalents, restricted cash and the repurchase agreement are carried at par value on the balance sheet which approximates fair value. The Company estimated that the fair value of its junior subordinated debentures with an aggregate principal balance of $61.9 million approximates $3.0 million to $9.0 million at March 31, 2009. In addition, the Company estimated that the fair value of its note payable with a fixed monthly payment of $0.4 million approximates $9.0 million at March 31, 2009. These amounts were determined by applying estimated market discount rates to the future payment obligations. The fair value estimates for the junior subordinated debentures and the note payable represent management’s best estimates of these values, based on management’s judgment as well as consideration of input from other market sources, but do not necessarily reflect the prices that would be realized in an actual transaction involving such debentures.

11. DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents the Company’s pay-fixed interest rate swaps as of March 31, 2009 and December 31, 2008, respectively:

Trade Date	Effective Date	Termination Date	Initial Notional Balance	Notional Balance at		Ending Notional Balance	Fair Value at		Pay-Fixed Interest Rate	Asset/ Liability at March 31, 2009	Location on the Balance Sheet at March 31, 2009
				March 31, 2009	December 31, 2008		March 31, 2009(3)	December 31, 2008
October 2005	November 2005 (1)	June 2015	$109,977	$109,977	$109,977	$5,697	$(16,551)	$(17,545)	4.9%	Liability	Interest rate swap agreements, at fair value
September 2006	October 2006 (2)	August 2016	386,324	303,126	303,126	219,929	(45,589)	(49,551)	5.1%	Liability	Interest rate swap agreements, at fair value
September 2006	October 2009 (2)	August 2016 (6)	—	—	—	—	—	(3,536)	5.2%	n/a	n/a
February 2007	October 2007 (2)	October 2014 (6)	—	—	83,198	—	—	(7,490)	5.1%	n/a	n/a
January 2007	November 2007	December 2016 (4)(6)	100,000	—	40,000	—	—	(6,209)	5.3%	n/a	n/a
February 2007	November 2007	February 2017 (5)	26,000	—	19,500	—	—	(3,714)	5.1%	n/a	n/a
March 2007	November 2007	January 2017 (6)	40,000	—	40,000	—	—	(3,939)	5.0%	n/a	n/a

			$662,301	$413,103	$595,801	$225,626	$(62,140)	$(91,984)

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

(3)

The settlement amount of our interest rate swap liabilities was $(62.4) million as of March 31, 2009. This liability is partially offset by a $0.3 million credit valuation adjustment as of March 31, 2009 due to the SFAS No. 157 requirement to incorporate a credit valuation allowance for our and our counterparty’s credit rating to arrive at fair value.

(4)

In connection with the sale of a real estate loan in September 2008 and repayment of the related floating rate financing, we partially terminated $60.0 million of notional balance on a swap with an initial notional balance of $100.0 million and paid swap termination costs of $4.0 million.

(5)

In December 2008, in connection with the transfer of real estate loans classified as held for sale and repayment of the related floating rate financing, we partially terminated $6.5 million of notional balance on a swap with an initial notional balance of $26.0 million and paid swap termination costs of $1.5 million. The counterparty terminated the remaining $19.5 million of this swap on February 23, 2009 and we paid the counterparty $3.3 million in connection with this termination.

(6)

On February 27, 2009, we agreed to terminate these interest rate swaps and replace them with a new seven-year fixed rate-for-fixed rate swap agreement which we reflected as a note payable on our consolidated balance sheets. We will pay a fixed monthly payment of $0.4 million to National Australia Bank Limited from March 2009 through March 2016, with such payments commencing in April 2009.

The following table is a summary of gains (losses) related to the Company’s interest rate swap agreements as of March 31, 2009, respectively.

	Notional Balance at March 31, 2009	Amount of Gain (Loss) for the Three Months Ended March 31, 2009	Amount of Gain (Loss) from Changes in Fair Value Recognized in Other Comprehensive Income (Loss) at March 31, 2009	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss) for the Three Months Ended March 31, 2009	Location of Gain (Loss) on Consolidated Statement of Operations	Derivatives at March 31, 2009 Designated as Hedging Instrument?
CDO I	$109,977	$(364)	$—	$—	Other gains (losses)	No
CDO II	303,126	121	—	—	Other gains (losses)	No
Terminated	—	23,274	—	—	Other gains (losses)	n/a

	$413,103	$23,031	$—	$—

Risk Management Objectives of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the amount of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments, principally related to the Company’s investments and borrowings. The Company’s objectives in using interest rate derivatives are to add stability to interest income/expense and to limit its cash flow exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2009, the Company does not have contingent features on its existing interest rate swaps agreements.

Interest Rate Swap Agreements

As of December 31, 2007, $(32.5) million is reflected in accumulated other comprehensive income (loss) in the consolidated balance sheets representing the fair value of the effective portions of the Company’s outstanding cash flow hedges. Pursuant to the adoption of SFAS No. 159 on January 1, 2008, the Company discontinued hedge accounting for its swaps related to its CDO I and II financings. The $(21.7) million of fair value related to these swaps reflected in accumulated other comprehensive income (loss) (“AOCIL”) as of December 31, 2007 is being amortized into the consolidated statement of operations over the remaining life of the interest rate swaps and the associated debt. During the three months ended March 31, 2009, amortization of $0.6 million was recognized as an expense in other gains (losses). As of March 31, 2009, $(18.8) million remains in AOCIL related to the CDO I and II interest rate swaps. The changes in the fair market value of these interest rate swaps after December 31, 2007 have been reflected in other gains (losses) in the consolidated statements of operations.

In connection with the pricing of CDO II in September 2006, the Company, through JER CRE CDO 2006-2, Limited, a wholly-owned subsidiary, entered into an amortizing interest rate swap with an initial notional balance of approximately $386.3 million, which declines to approximately $219.9 million. This interest rate swap, which matures in August 2016, is expected to hedge the interest rate risk exposure on amortizing principal amounts of floating-rate Investment Grade Notes issued by the Company upon the closing of CDO II and a portion of the Company’s other anticipated or existing indebtedness. Based on the terms of the swaps, the Company has agreed to pay the counterparties a weighted average fixed interest rate of 5.1% per annum in exchange for floating payments tied to USD-LIBOR on the applicable notional amount. As of March 31, 2009 and December 31, 2008, the combined fair value of the interest rate swap was $(45.6) million and $(49.6) million, respectively, which is recorded in interest rate swap agreements on the consolidated balance sheets. Of the existing balance in AOCIL related to this interest rate swap, the Company estimates that approximately $1.9 million will be reclassified from a AOCIL as an increase to loss on interest rate swaps in the next twelve months. In addition, at December 31, 2008, the Company was party to two interest rate swaps with a notional value of $83.2 million and a fair value of $(11.0) million. During the three months ended March 31, 2009, the Company terminated these interest rate swaps and replaced them with a new seven-year fixed rate-for-rate swap agreement which we have reflected as a note payable on its consolidated balance sheets.

In connection with the pricing of CDO I in October 2005, through JER CRE CDO 2005-1, Limited, the Company entered into an amortizing interest rate swap with an initial notional balance of approximately $110.0 million. The amortizing interest rate swap hedges the interest rate risk exposure on an amortizing principal amount of the floating-rate Investment Grade Notes issued by the Company. This swap is designated as a cash flow hedge and is expected to be effective in hedging the risk of changes in interest cash outflows attributable to changes in the applicable USD-LIBOR swap rate over the term of the hedging relationship. Under the swap, the Company has agreed to pay the counterparty a fixed interest rate of 4.9% per annum in exchange for floating payments on the applicable notional amount. As of March 31, 2009, the fair value of the amortizing interest rate swap related to CDO I was $(16.5) million compared to $(17.5) million at December 31, 2008 which is recorded in interest rate swap liabilities on the consolidated balance sheets.

Between January 2007 and March 2007, the Company entered into a total of four forward-starting interest rate swaps to mitigate the risk of change in the interest-related cash outflows on existing and forecasted issuance of debt. Under these swaps, the Company agreed to pay the counterparties a weighted average fixed interest rate of 5.2% per annum in exchange for floating rate payments on the total notional amount of $211.0 million. As of March 31, 2009, all of these interest rate swaps had been terminated. During the three months ended March 31, 2009, the last three of these swaps, which had a notional amount of $99.5 million and a fair value of $(13.9) million as of December 31, 2008, were terminated.

In June and August 2006, the Company entered into a total of four forward-starting interest rate swaps to mitigate the risk of changes in the interest-related cash outflows on existing and forecasted issuance of debt. In connection with the pricing of CDO II in September 2006, the Company effectively terminated or assigned for value these four outstanding interest rate swaps with net costs from termination of $6.1 million recorded in AOCIL to be amortized as an increase to interest expense over the life of CDO II based on the effective yield method. During both the three months ended March 31, 2009 and 2008, $0.1 million was amortized from AOCIL as an increase to loss on interest rate swaps, respectively. Of the existing balance in AOCIL related to this interest rate swap, the Company estimates that approximately $0.6 million will be reclassified from AOCIL as an increase to loss on interest rate swaps in the next twelve months.

In connection with the pricing of CDO I in October 2005, the Company effectively terminated or assigned for value $201.0 million notional amount of interest rate swaps outstanding with net proceeds from termination of $0.6 million recorded in AOCIL to be amortized over the life of CDO I based on the effective yield method. For the three months ended March 31, 2009 and 2008, $13 and $12 was amortized from AOCIL as a reduction to loss on interest rate swaps, respectively. Of the existing balance in a AOCIL related to this interest rate swap, the Company estimates that approximately $54 will be reclassified from AOCIL as a decrease to loss on interest rate swaps in the next twelve months.

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

12. DIFFERENCES BETWEEN GAAP NET INCOME (LOSS) AND TAXABLE INCOME

The differences between GAAP net income (loss) and taxable income are generally attributable to differing treatment, including timing related thereto, of unrealized/realized gains and losses associated with certain assets, the bases, income, impairment, and/or credit loss recognition related to certain assets, primarily CMBS, accounting for derivative instruments, accounting for lease income on net leased real estate assets, investments in unconsolidated joint ventures and amortization of various costs. The distinction between GAAP net income and taxable income is important to the Company’s stockholders because dividends or distributions, if any, are declared and paid on the basis of annual estimates of taxable income or loss. The Company generally does not pay Federal income taxes on taxable income that it distributes on a current basis, provided that it satisfies the requirements for qualification as a REIT pursuant to the Internal Revenue Code. The Company calculates its taxable income or loss as if it were a regular domestic corporation. This taxable income or loss level determines the amount of dividends, if any, the Company is required to distribute over time in order to reduce or eliminate its tax liability pursuant to REIT requirements.

Income on CMBS investments is computed for GAAP purposes based upon a yield, which assumes credit losses will occur (See Note 4—Revenue Recognition for further discussion). The yield to compute the Company’s taxable income does not assume there would be credit losses, as a loss can generally only be deducted for tax purposes when it is reasonably assured. Furthermore, due diligence expenses incurred related to the acquisition of CMBS and loan investments not originated are required to be expensed as incurred for GAAP purposes but are included as a component of the cost basis of the asset and amortized for tax purposes. CMBS impairment charges also create GAAP to tax differences as such charges are generally not deductible for tax purposes. In addition, due to electing the FVO for the Company’s CDO related financial assets and liabilities, the financial assets and liabilities are carried at fair value for GAAP purposes with the change in fair value reflected in the Company’s consolidated statement of operations as other gains (losses). Primarily as a result of these differences, the net difference between the GAAP and estimated taxable net income was approximately $14.9 million and $83.3 million for the three months ended March 31, 2009 and 2008, respectively, with taxable income being greater than GAAP income. As of March 31, 2009 and December 31, 2008, the estimated tax basis of the Company’s assets exceeded its GAAP basis by approximately $1.0 billion and $933.2 million, respectively.

13. COMMON STOCK

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

In connection with the 144A Offering, the Company issued 33,500 shares to its Manager pursuant to its Nonqualified Option and Incentive Award Plan. In addition, as of December 31, 2008, the Company has granted an aggregate of 4,000 shares of restricted stock and an additional 2,805 deferred stock units to its current and former independent directors, granted 13,700 shares of restricted stock to certain officers and employees of an affiliate of its Manager (although 1,050 of such shares have been forfeited to date) and 6,000 shares of restricted stock to Mark Weiss, its President, as further discussed in Note 16.

On December 16, 2008, the Company declared a dividend of $8.80 for the three months ended December 31, 2008 to be paid on January 30, 2009. Pursuant to the applicable prospectus supplement, shareholders had the option of electing either cash or stock with total cash payments by the Company not to exceed $2.3 million. As a result of shareholder elections, the Company paid shareholders $2.3 million and issued 23,978,905 shares of common stock on January 30, 2009.

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

In addition, the Manager is entitled to receive a quarterly incentive fee in an amount, not less than zero, equal to the product of (i) 25% of the dollar amount by which (a) funds from operations (as defined in the Management Agreement) of the Company for such quarter per share of Common Stock (based on the weighted average number of shares outstanding for such quarter) exceeds (b) an amount equal to (A) the weighted average of the price per share of Common Stock in the 144A Offering, and the prices per share of Common Stock in any subsequent offerings by the Company multiplied by (B) the greater of (1) 2.25% and (2) 0.875% plus one fourth of the ten-year U.S. treasury rate for such quarter, multiplied by (ii) the weighted average number of shares of Common Stock outstanding during such quarter. Funds From Operations, (“FFO”), as defined in the Management Agreement, is net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, gains (or losses) from sales of property and unrealized depreciation and/or appreciation, effective January 1, 2008, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The following table summarizes management fees incurred by the Company during the three months ended March 31, 2009 and 2008, respectively:

	For the Three Months Ended March 31,		Increase (decrease)
	2009	2008
Base management fees	$1,210	$1,827	$(617)
Incentive fees	—	—	—

Total management fees	$1,210	$1,827	$(617)

At March 31, 2009 and December 31, 2008, $1.2 million and $0.6 million, respectively, related to unpaid base management fees are included in due to affiliate in the accompanying consolidated balance sheets. In addition, there were no unpaid incentive fees as of March 31, 2009 and December 31, 2008.

The Management Agreement also provides that the Company is required to reimburse the Manager for certain expenses incurred by the Manager on the Company’s behalf, including the Company’s pro rata share of overhead expenses of the Manager required for the Company’s operations. In November 2006, effective retroactively to January 1, 2006, the independent members of the Board of Directors approved an amendment to the Management Agreement to provide that 2007 and in each calendar year thereafter, subject to approval by the independent members of the Board of Directors, the allocable overhead reimbursement will be $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index (“CPI”) for the applicable year over the CPI for the calendar year 2006. For both the three months ended March 31, 2009 and 2008, overhead reimbursements were approximately $0.1 million, respectively, which are included in general and administrative expenses on its consolidated statement of operations. The

Manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on the Company’s behalf. If such services are provided by the Manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants or other third parties on an arm’s length basis. In accordance with the provisions of the Management Agreement, the Company recorded $5 and $21, respectively, for other services provided by the Manager during the three months ended March 31, 2009 and 2008, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations. At both March 31, 2009 and December 31, 2008, $0.1 million, respectively, of expenses to be reimbursed were unpaid and included in due to affiliate in the accompanying consolidated balance sheets.

The Manager is responsible for all costs, except as otherwise noted, incidental to the performance of its duties under the Management Agreement, including employment compensation (other than awards made by us under the equity incentive plan) of J.E. Robert Company, an affiliated entity, personnel who perform services for us pursuant to the Management Agreement.

In connection with CDO II (See Note 10—Notes Payable, Repurchase Agreements and Junior Subordinated Debentures), a wholly owned subsidiary of the Company entered into a Collateral Administration Agreement with J.E. Robert Company (the “Collateral Administrator”), pursuant to which the Collateral Administrator has agreed to advise the wholly owned subsidiary of the Company on certain matters regarding the collateral interests and other eligible investments securing the notes. The Collateral Administrator is eligible to receive two fees payable on a monthly basis, with the first fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the second fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture, each fee payable with different priorities as set forth in the applicable indenture. During the three months ended March 31, 2009 and 2008, $0.3 million and $0.4 million, respectively, of collateral administration fees are reflected in general and administrative expenses in the accompanying consolidated statements of operations. At March 31, 2009 and December 31, 2008, $17 and $25, respectively, of unpaid collateral administration fees were unpaid and included in due to affiliate in the accompanying consolidated balance sheets. These collateral administration fee schedules within the collateral administration agreement were approved by the members of the Company’s Board of Directors then considered to be independent pursuant to the rules of the NYSE. Since the February 2009 CDO II distribution date, J.E. Robert Company has not been entitled to receive the subordinate collateral administration fee, and is not entitled to receive such fee until certain CDO II over-collateralization coverage tests are complied with.

The US Debt Fund invests in loans secured, directly or indirectly, by commercial real estate, including, B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products, such as CMBX and credit default swaps (the “Targeted Investments”). During the three months ended March 31, 2009 and 2008, the Company recorded $0.3 million and $0.1 million of income related to base management fees, of which, $0.4 million was reflected in due from affiliates on the Company’s consolidated balance sheets at March 31, 2009.

Each CMBS securitization requires that a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. Because the Manager does not have special servicer status, it appoints J.E. Robert Company or another entity that has special servicer status, as the special servicer whenever the Company acquires a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company earned $0.9 million and $1.3 million in fees as special servicer during the three months ended March 31, 2009 and 2008, respectively, as a special servicer on the CMBS issuances where we own the first-loss position. J.E. Robert Company is also entitled to receive additional fees in the future based on the collections received against loans that were managed in special servicing and subsequently returned to the master servicer. All fees due to J.E. Robert Company as special servicer are paid either by the applicable securitization vehicles or the borrower and not directly by the Company and such fees are consistent with traditional, well established market standards and are set as part of the arms-length negotiations to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company may reduce the amounts available to pay us pursuant to the terms of the applicable CMBS trusts.

During the year ended December 31, 2007, the Company invested in a first mortgage loan participation with a cost basis of $30.0 million and two mezzanine loan participations with a cost basis of $49.4 million where an affiliate of the Manager held a controlling equity interest in the borrower. During the year ended December 31, 2006, we invested in mezzanine loans totaling $65.0 million where an affiliate of the Manager held a controlling equity interest in the borrower. The acquisition of these loans to affiliated borrowers was approved by the independent members of the Company’s Board of Directors as required by our investment guidelines. During the three months ended March 31, 2009, we received no repayments on loans to affiliated borrowers. At March 31, 2009, loans to affiliated entities had an amortized cost basis of $81.3 million, an unpaid principal balance of $81.6 million and a carrying value of $39.3 million.

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

In accordance with the Plan, a total of 34,500 shares of Common Stock were issued to the Manager and the independent directors in 2004. As consideration for the Manager’s role in raising capital for the Company, the Manager was granted an award of 33,500 shares of stock upon the closing of the 144A Offering. As of March 31, 2009, 4,000 shares of restricted stock had been granted to the five current and former independent directors.

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

In April 2007, certain officers of the Company and employees of an affiliate of the Manager were awarded 12,450 restricted shares of common stock subject, in each case, to vesting over three years. 50% of these shares vest ratably over three years, subject to continued employment with affiliates of our Manager. The remaining 50% of these shares vest subject to continued employment with affiliates of our Manager and graded vesting commencing in March 2008 based on achievement of certain market conditions. As of March 31, 2009, 300 of these restricted shares had been forfeited. In July 2007, 1,250 restricted shares were awarded to an employee of an affiliate of the Manager. These shares vest ratable over an approximately three year period beginning in April 2008, subject to continued employment with an affiliate of the Manager. In May and June 2008, the Company issued 2,805 deferred stock units to its five current independent directors as part of their regular annual awards program.

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

The Amended Plans also allow for the granting of outperformance awards. Outperformance awards (which are described in more detail below) may be awarded to designated members of the Company’s senior management team or other key employees of J.E. Robert Company. Outperformance awards are designed to deliver value only if the Company successfully creates value for stockholders based on the total return to stockholders in excess of a threshold amount as determined by the Committee and subject to certain conditions. Pursuant to the adoption of the outperfomance awards, we increased the maximum number of shares of Common Stock reserved and available for issuance at any time under the Plan by 100,000 shares of Common Stock for the outperformance awards. Such shares may only be issued as outperformance awards pursuant to the terms and conditions of the Amended Plans.

On the first business day following our annual stockholders meeting, each independent director has been entitled to an annual cash retainer of $50,000, payable quarterly, and was granted deferred stock units issued under the Incentive Plan having a fair market value of $50,000 as of the date of grant. One-half of the deferred stock units vested as of the date of grant, and the remainder vest on the first anniversary of the date of grant. The shares subject to such deferred stock unit grants are paid to the applicable independent director six months after the director’s separation from service on our Board of Directors. Historically, a new independent director received an initial grant of deferred stock units under the Incentive Plan having a fair market value of $50,000 upon attendance of his or her first Board of Directors meeting, the value pro-rated based on the number of months to be served from the date of the first such meeting to the next annual stockholders meeting, and subject to the same vesting schedule as applicable to annual grants. The number of shares subject to the deferred stock unit awards, whether annual grants or initial grants, is determined by dividing $50,000 (or the pro-rated amount, if applicable) by the closing price of our Common Stock on the date of grant. All deferred stock units granted to our independent directors, vested or unvested, are eligible for dividend equivalents. The compensation that we pay to our independent directors is subject to change at the discretion of our Board of Directors.

A reconciliation of unvested restricted stock awards to directors and employees of an affiliate of the Manager at March 31, 2009 is as follows:

	Directors	Non-Employees
Unvested shares at December 31, 2008	1,403	15,758
Granted	—	—
Vested	—	(1,900)
Forfeiture	—	(625)

Unvested Shares at March 31, 2009	1,403	13,233

As of March 31, 2009, the Company has 2,969 shares of potentially dilutive common stock which represents less than 0.1% of outstanding shares.

16. SUBSEQUENT EVENTS

Investments

On May 7, 2009, the Company funded a $0.7 million capital call to the US Debt Fund increasing the cumulative total amount funded to $5.0 million.

Financing

On April 22, 2009, the Company repaid $0.8 million of borrowings on its JPMorgan Facility resulting in outstanding repurchase agreement borrowings of $12.6 million.

The Company did not make interest payments due on April 30, 2009 on junior subordinated debentures maturing in 2037 underlying its trust preferred securities related to JERIT TS Statutory Trust I, the Company’s wholly owned subsidiary. Under the indenture governing the junior subordinated debentures, the failure to make an interest payment is subject to a 30-day cure period before constituting an event of default. The Company is currently in negotiations with the holders of the trust preferred securities, and is seeking to restructure the timing and amount of the interest payments accruing to such holders, among other items.

Other

On March 26, 2009, the Company received written notice from the NYSE that we were not in compliance with the NYSE’s continued listing standards applicable to it requiring that the Company maintain a 30-day trailing average global equity market capitalization of at least $15.0 million (this standard has temporarily been lowered from $25.0 million through June 30, 2009). On April 1, 2009, the NYSE permanently suspended trading of the Company’s common stock prior to the market open, and since that date it has traded on the over-the-counter, or OTC, market under the symbol “JERT.” On April 14, 2009, the NYSE filed Form 25 with the SEC to strike the Company’s common stock from listing and registration on the NYSE, effective as of April 27, 2009.

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

Trends

During the second half of 2007 and continuing through the first quarter of 2009, severe credit and liquidity issues in the subprime residential lending and single family housing sectors negatively impacted the asset-backed and corporate fixed income markets, as well as the equity securities of financial institutions, homebuilders and real estate companies. As the severity of residential sector issues increased, nearly all securities markets experienced decreased liquidity and greater risk premiums as concerns about the outlook for the U.S. and world economies increased. These concerns continue and risk premiums in many capital markets remain at or near all-time highs with liquidity extremely low compared to historical standards or virtually non-existent. As a result, many commercial real estate finance and financial services industry participants, including us, have reduced or eliminated new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, we are focused on actively managing credit risk and maintaining liquidity to the extent possible. However, current market conditions make it extremely difficult and challenging.

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

Going Concern: In our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009, we disclosed that there was substantial doubt regarding our ability to continue as a going concern. In response, we have undertaken or expect to commence certain efforts including; (i) discontinuing payment of quarterly dividends and replacing such quarterly dividends with payment of an annual dividend to the extent required to satisfy REIT dividend requirements, (ii) seeking to reduce operating costs, primarily our general and administrative costs; (iii) seeking to restructure terms of our recourse indebtedness including extension of scheduled maturity dates and/or modification of near-term interest payment requirements; and (iv) if necessary, pursuing sales of selected assets.

No assurance can be given that we will be successful in achieving any of these efforts collectively or individually. Should our repurchase agreement lender demand immediate repayment of all of our obligations, we will likely be unable to pay such obligations absent asset sales. In such event, we may have to recapitalize, refinance our obligations, sell some or all of our assets at prices below current estimated fair value or seek to reorganize under Chapter 11 of the United States Bankruptcy Code.

Credit Market, Spreads and Valuation: The credit markets have experienced a severe dislocation beginning in the second half of 2007 and continuing and accelerating through the first quarter of 2009. This has resulted in significant spread widening on virtually all credit and structured finance products, which has caused de-leveraging throughout the financial services sector as a whole and, in particular, the commercial real estate market. The spread widening has a direct inverse relationship with valuations of our investments so as spreads increase, values decline. The impact has been greater on the longer-term fixed rate assets as the duration of these assets is longer than shorter term floating rate assets. An example of this spread widening is evidenced by trends in the CMBS market.

Beginning in the second half of 2007 and continuing through the first quarter of 2009, the Company has seen a significant widening of credit spreads in both the subordinate CMBS market which includes bonds rated BB+ through NR classes, and in the investment grade tranches of BBB- and above. In 2008, new issue CMBS volume was a small fraction of the amount of issuance in

2006 and 2007. Credit spreads on recent secondary market trades, which have also been very limited, for typical BBB- CMBS bonds, are estimated to exceed 6,000 basis points as of March 31, 2009 compared to approximately 5,000 basis points as of December 31, 2008 and approximately 900 basis points as of December 31, 2007. Additionally, the Company has seen significant widening of credit spreads on real estate loans, including B-Notes, mezzanine loans and whole mortgage loans.

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

Since December 31, 2008, we have seen a significant increase in CMBS 60-day and greater delinquencies and CMBS loan collateral entering our CMBS special servicing portfolio. The 60-day and greater delinquencies on loan collateral underlying our CMBS “first-loss” investments was 165 basis points at March 31, 2009 compared to 83 basis points at December 31, 2008. The CMBS special servicing portfolio balance was $713.5 million, $1.2 billion and $2.3 billion at December 31, 2008, March 31, 2009 and May 5, 2009, respectively. Due to the continued tightening of credit, declining real estate values, worsening macro-economic environment, in conjunction with the significant increase in our CMBS special servicing portfolio, we increased our loan loss projections associated with the real estate loan collateral underlying our “first-loss” CMBS portfolio, which represented approximately 3,500 loans with an unpaid principal balance of approximately $48 billion at March 31, 2009. As of March 31, 2009, we increased projected future loan losses to approximately $1.2 billion from $964.1 million at December 31, 2008. In addition, we accelerated the projected timing of these losses, with most of the loss increase projected to occur in 2009 and 2010. This increase in loss projections results in lower projected future cash flows from our “first-loss” CMBS investments, and, in part, caused us to recognize a $14.5 million CMBS impairment charge during the three months ended March 31, 2009. Such loss reserves may be increased in the future in the event that collateral performance and macroeconomic conditions further deteriorate.

CMBS and Other Debt Issuance: No US CMBS transactions were priced during the first quarter of 2009. This compares to total US CMBS issuances during the first quarter of 2008 and 2007 of approximately $5.9 billion and $79.4 billion, respectively. This decrease is a direct result of the dramatic slowdown in the pace of lending by CMBS originators. In fact, given that virtually no new loans have been originated for securitization in the last four to six months, we don’t anticipate any significant new issue CMBS securitization activity until the second half of 2009, at the earliest.

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

On December 16, 2008, we declared a dividend of $8.80 for the three months ended December 31, 2008 to be paid on January 30, 2009. Pursuant to the applicable prospectus supplement, shareholders had the option of electing either cash or stock with total cash payments by the Company not to exceed $2.3 million. As a result of shareholder elections, we paid shareholders $2.3 million and issued 23,978,905 shares of common stock on January 30, 2009. On February 13, 2009, we declared a 1-for-10 reverse stock split which was effective February 20, 2009. As of December 31, 2008, we had a total of 2,590,104 shares of common stock issued and outstanding adjusted for the affect of the February 2009 reverse stock split, and as of March 31, 2009 there were 4,987,994 shares of common stock issued and outstanding adjusted for both the stock dividend and reverse stock split.

On March 26, 2009, we received written notice from the NYSE that we were not in compliance with the NYSE’s continued listing standards applicable to us requiring that we maintain a 30-day trailing average global equity market capitalization of at least $15.0 million (this standard has temporarily been lowered from $25.0 million through June 30, 2009). The NYSE permanently suspended trading of our common stock prior to the market open on April 1, 2009. As of April 1, 2009, the trading of the Company’s common stock occurred on the over-the-counter, or OTC, market, under the symbol JERT.OB.

Critical Accounting Policies

Our most critical accounting policies relate to investment consolidation, revenue recognition, securities valuation and impairment, derivative accounting and income taxes. Each of these items involves estimates that require management to make judgments that are subjective in nature. We rely on J.E. Robert Company and its affiliates’ experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under different conditions, we could report materially different amounts using these critical accounting policies.

Going Concern: A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate our assets or have no other alternative but to liquidate our assets. As a result of our current available cash, the redirection of cash flow from CDO II, and the December 2009 maturity of our JPMorgan repurchase agreement facility, there is substantial doubt about our ability to continue as a going concern. While we have prepared our consolidated financial statements on a going concern basis, if we are unable to successfully extend the maturity date of our repurchase agreement borrowings, reduce operating expenses, sell assets or receive additional funding, our ability to continue as a going concern may be impacted. Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business. Our consolidated financial statements included in this Form 10-Q do not reflect any adjustments that might specifically result from the outcome of this uncertainty.

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

The table below details information about our CMBS investments, including the purchase date, the face amount of the total CMBS issuance, the original and current face amounts of our CMBS investments, and the amortized cost of our CMBS investments as of March 31, 2009 and December 31, 2008, respectively:

CMBS Trust	Investment Date	Total Original Face Amount of CMBS Issuance	Original Face Amount of Investment	Face Amount as of		Amortized Cost (1) as of
				March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
MACH One 2004-1	July 2004	$643,261	$50,637	$30,511	$47,897	$3,420	$5,191
CSFB 1998-C1 (2)	August 2004	2,482,942	12,500	12,500	12,500	3,118	4,256
CSFB 2004-C4	November 2004	1,138,077	52,976	43,098	43,098	4,525	6,580
MLMT 2004-BPC1	November 2004	1,242,650	76,986	48,547	48,547	6,103	9,251
JPMCC 2004-C3	December 2004	1,517,410	81,561	63,154	63,154	6,817	11,248
JPMCC 2005-CIBC11	March 2005	1,800,969	70,035	64,914	64,914	5,723	8,942
BACM 2005- 1	April 2005	2,322,091	84,663	72,163	72,163	9,111	13,621
LB UBS 2005-C2 (2)	April 2005	1,942,131	7,000	4,500	4,500	1,197	1,752
CSFB 2005-C2	May 2005	1,614,084	82,261	65,697	65,697	1,612	3,128
LB UBS 2005-C3	June 2005	2,060,632	39,335	39,335	39,335	1,286	2,917
JPMCC 2005-CIBC12	July 2005	2,167,039	70,429	70,405	70,405	2,076	5,289
JPMCC 2005-LDP4	September 2005	2,677,075	90,352	90,352	90,352	6,897	10,428
MSCI 2005-IQ10	October 2005	1,546,863	55,274	55,274	55,274	5,115	6,883
MLMT 2005 CK I1	December 2005	3,073,749	96,066	96,066	96,066	8,164	11,754
MSC 2006 HQ8	March 2006	2,731,231	105,707	105,708	105,707	8,726	13,315
JPMCC 2006-CIBC15	June 2006	2,118,303	71,493	71,493	71,493	1,860	5,829
CGCMT 2006-C4	June 2006	2,263,536	84,395	84,395	84,395	6,142	10,974
MSCI 2006- HQ9	August 2006	2,565,238	81,338	81,338	81,338	8,090	10,399
MLMT 2006- C2	August 2006	1,542,697	60,067	60,067	60,067	5,337	9,951
JPMCC 2006- LDP8	September 2006	3,066,028	107,158	107,158	107,158	8,637	15,279
CD 2006- CD3	October 2006	3,571,361	110,713	110,713	110,713	8,053	11,513
MSCI 2007- HQ11	February 2007	2,417,647	89,530	88,897	88,895	7,154	11,109
GCCFC 2007- GG9 (2)	March 2007	6,575,924	34,167	34,167	34,167	3,381	6,185
JPMCC 2007- LDP10	March 2007	5,331,517	151,616	151,616	151,616	6,191	15,643
WAMU 2007- SL3 (2)	June 2007	1,284,473	6,500	6,500	6,500	852	1,465
JPMCC 2007- LDP12	August 2007	2,310,556	81,402	81,402	81,402	5,840	7,845

Total		$62,007,484	$1,854,161	$1,739,970	$1,757,353	$135,427	$220,747

(1)	The decline in amortized cost from December 31, 2008 to March 31, 2009 is due primarily the recognition of impairments totaling $79.2 million during the three months ended March 31, 2009.
(2)	Represents an investment where we have only invested in the classes that are senior to “first-loss” CMBS bonds issued by the trust.

Our maximum carrying value exposure to loss as a result of our investment in these securities totaled $135.4 million and $220.7 million as of March 31, 2009 and December 31, 2008, respectively. However, we have reduced our maximum economic loss exposure through the use of non-recourse financing vehicles for these investments financed by CDOs.

The financing structures we offer to our borrowers on certain of our loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46(R). We have evaluated these entities and have concluded that none of them are VIEs that are subject to consolidation under FIN 46(R).

In November 2005 and October 2006, we issued two CDOs through wholly owned subsidiaries as more fully discussed in Liquidity and Capital Resources. The Company has accounted for these transactions as financings, and the anticipated variability of each CDO’s results are absorbed by the Company as the holder of the non-investment grade notes. The Company concluded that consolidation of both CDOs is required as a consequence of this exposure.

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

In December 2007, we entered into an agreement to invest up to $10.0 million into a fund, defined as the JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”), established to buy loans secured, directly or indirectly, by commercial real estate, including B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products such as CMBX. The US Debt Fund is not considered a VIE under FIN 46(R). Accordingly, the US Debt Fund is accounted for using the equity method of accounting.

Although the US Debt Fund is not a VIE under FIN 46(R), we determined that these entities should not be consolidated under EITF 04-5 given the rights afforded to the other partners in those entities.

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

Fair Value Election. We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, on January 1, 2008 and elected the fair value option (“FVO”) for all financial assets and liabilities related to our CDO I and CDO II financings. We have not elected the FVO for any financial assets or liabilities acquired during 2009, but may elect the elect the FVO for future acquisitions and financings. The assets and liabilities include:

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

Fair Value Measurements—The use of fair value to measure many of our financial assets and liabilities, with certain changes in fair value reported in the consolidated statement of operations and/or shareholders equity, is one of our most critical accounting policies. Specifically, we carry our CMBS, real estate loans, interest rate swap agreements, CDO notes payable and other notes payable at fair value on either a recurring or non-recurring basis with unrealized fair value changes reported either in earnings or accumulated other comprehensive income (loss) depending on the nature of the asset or liability and its related accounting treatment. In determining the appropriate fair value measurement for each of our assets and liabilities, we apply the provisions of SFAS No. 157, Fair Value Measurements, which we adopted effective January 1, 2008.

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

In accordance with SFAS No. 157, it is our policy to maximize the use of observable market based inputs to value our financial instruments carried at fair value on a recurring basis or to determine whether an adjustment to fair value is needed for assets carried at fair value on a non-recurring basis. All of our financial instruments carried at fair value, whether on a recurring or non-recurring basis, are valued using internal assumptions or non-binding indicative dealer quotes which are recently based on very limited observable trading activity and are therefore classified as Level 3 within the SFAS No. 157 hierarchy. All of our assets and liabilities, except our interest rate swaps agreements, are carried at fair value and have been designated as Level 3, in part, due to the lack of observable market data. In considering whether observable market data existed, we considered whether the markets for our assets and liabilities were illiquid. In general, we consider a market to be illiquid primarily due to the significant decrease or nonexistence of new issue CMBS securitizations and limited secondary market trading activity in CMBS bonds rated BBB- or lower.

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

For financial instruments that are actively traded in the marketplace or whose values are based on readily available market value data and therefore fall within either Level 1 or Level 2 within the SFAS No. 157 hierarchy, little, if any, subjectivity is applied when determining the instrument’s fair value. Whether a financial instrument is classified as Level 1 or Level 2 will depend largely on its similarity with other financial instruments in the marketplace and our ability to obtain corroborative data regarding whether the market in which the financial instrument trades is active. We did not classify any assets or liabilities as Level 1 and classified our interest rate swap agreements as Level 2 as of March 31, 2009. We classified our interest rate swaps as Level 2 liabilities due to the significant trading activity in this market.

When observable market prices and data do not exist, significant management judgment is necessary to estimate fair value. In those cases, small changes in assumptions could result in significant changes in valuation. The financial instruments we hold that require the most complex judgments and assumptions relate to our CMBS investments, real estate loans and CDO notes payable all of which are classified as Level 3, and the fair value measurement process for each category of financial instrument is detailed below.

•

CMBS investments are carried at fair value on a recurring basis—The fair value of CMBS investments is determined primarily by our internal valuation models which we compare to non-binding dealer quotes. In our internal valuation models, management employs a discounted cash flow model approach which utilizes prepayment and loss assumptions based upon historical experience, economic factors and forecasts and the characteristics of the underlying cash flows. We determine the applicable discount rates based on current credit spreads as reflected in information provided by issuers of the securities, comparable deals purchased or traded in the marketplace, if available, the CMBX indices and other derivative trading markets, rates of return required by other real estate debt and equity investment vehicles and market interest rates. The discount rates employed also consider the vintage and credit ratings of the bonds being valued. We have classified all CMBS investments as Level 3 assets as there are limited observable transactions related to these investments in the current market. As of March 31, 2009, we have valued our CMBS investments as follows:

		March 31, 2009 ($ in thousands)
Security Description	Face Amount	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
			Gains	Losses		Coupon	Yield (4)	Term (yrs)
CMBS not financed by CDOs (1)(3)	$432,349	$23,616	$—	$—	$23,616	5.2%	57.2%	6.9
CMBS financed by CDO I (2)	418,748	50,503	—	—	50,503	4.9%	40.7%	8.2
CMBS financed by CDO II (2)	888,873	61,308	—	—	61,308	5.2%	51.6%	7.9

	$1,739,970	$135,427	$—	$—	$135,427	5.1%	47.9%	7.8

(1)

Fair values of CMBS not financed by CDOs are based on SFAS No. 157 and such CMBS were accounted for as available for sale securities pursuant to SFAS No. 115 and EITF 99-20 and thereby subject to potential other than temporary impairment charges. As a result of recording impairments during the three months ended March 31, 2009 and the twelve months ended December 31, 2008, the amortized costs of these CMBS securities have been written down to their estimated fair value at March 31, 2009 and December 31, 2008, respectively. Subsequent to December 31, 2008, unrealized gains/losses, if any, that are not impairments will be included in other comprehensive income (loss).

(2)

Fair values of CMBS financed by CDOs are based on SFAS No. 157 and such CMBS were accounted for using the fair value election pursuant to SFAS No. 159 as of January 1, 2008 and are not subject to other than temporary impairment charges as changes in fair value are recorded as a component of other gains (losses) in the consolidated statement of operations. During the three months ended March 31, 2009 and the twelve months ended December 31, 2008, the Company recorded $64.7 million and $606.8 million, respectively, of reductions in the amortized cost basis of CMBS assets financed by CDOs pursuant to EITF 99-20 and SFAS No. 159.

(3)

For the CMBS investments financed via repurchase agreements which had a fair value of $22.4 million and $40.2 million, respectively, at March 31, 2009 and December 31, 2008, total borrowings outstanding were $13.4 million and $16.1 million, respectively.

(4)	Yield is based on amortized cost.

The table below shows the impact on the fair value of our CMBS investments of increasing or decreasing the March 31, 2009 weighted average discount rate on our combined portfolio cash flows from approximately 47.9% by the indicated amounts. These results are different than what would be achieved on a bond by bond calculation but provide general information on valuation sensitivities.

Basis Point (Decrease) Increase in Discount Rate	Estimated Increase (Decrease) in Fair Value of CMBS ($ in thousands)	Estimated Relative Increase (Decrease) in Fair Value of CMBS
(1,000)	$37,138	27.4%
(500)	16,300	12.0%
500	(13,024)	-9.6%
1,000	(23,634)	-17.5%

If we were to increase our March 31, 2009 CMBS loss assumptions by 25% to 50% from our current base case loss estimates and keep the timing of the losses and the discount rate consistent with current estimates, the fair value of our CMBS investments would decrease by $15.4 million and $32.3 million, or 11.3% and 23.8%, respectively, from $135.4 million.

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

•

Real estate loans—We use discounted cash flow models employing discount rates that are based on management’s best estimate of market participant assumptions either to validate the quotes or estimated value in situations where lender quotes are not received. We also consider non-binding indicative quotes from the lenders on repurchase agreements that are used as an input to the fair value of our real estate loans to the extent that such values are generally consistent with other market participant inputs received. We have classified all real estate loans as Level 3 assets as there are limited observable transactions related to these types of investments in the current market. As of March 31, 2009, we have valued our real estate loan investments as follows:

	As of March 31, 2009 ($ in thousands)
Description	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Gain/(Loss)	Weighted Average Effective Interest Rate Based on Amortized Cost	Range of Maturity Dates (2)
Real estate loans, held for investment (1)
First mortgage loan participations	$43,639	$43,639	$25,563	$(18,075)	3.9%	February 2011 - February 2012
Mezzanine loans	226,913	226,647	126,469	(100,178)	3.5%	May 2009 - November 2009

	$270,552	$270,286	$152,032	$(118,253)	3.6%

(1)	Carrying value based on fair value in accordance with SFAS No. 157.
(2)	Loans have extension options which could extend maturity dates to November 2010 to June 2012.

The table below shows the impact on the fair value of our real estate loan investments of increasing or decreasing the March 31, 2009 weighted average discount rate on our combined portfolio level cash flows from approximately 21% by the indicated amounts. These results are different than what would be achieved on a loan by loan calculation but provide general information on valuation sensitivities.

Basis Point (Decrease) Increase in Discount Rate	Estimated Increase (Decrease) in Fair Value of Real Estate Loans Held for Investment ($ in thousands)	Estimated Relative Increase (Decrease) in Fair Value of Real Estate Loans Held For Investment
(500)	$26,586	17.5%
(250)	12,645	8.3%
250	(11,481)	-7.6%
500	(21,918)	-14.4%

•

Interest rate swap agreements—The fair value of our interest rate swap agreements is determined using market observable inputs such as a market based yield curve and other factors determined by management, such as the credit valuation adjustment related to our credit risk and the counterparty credit risk. We classify all interest rate swap agreements as Level 2 assets or liabilities due to the significant trading activity in this market. The table below shows the components of the fair value of our interest rate swap agreements as of March 31, 2009 (in thousands).

Entity	Notional Balance at March 31, 2009	Clean Price	Credit Valuation Adjustment	Fair Value
CDO I	$109,977	$(16,582)	$31	$(16,551)
CDO II	303,126	(45,834)	245	(45,589)

	$413,103	$(62,416)	$276	$(62,140)

•

CDO notes payable—The fair value of the CDO notes payable are determined primarily by our internal valuation models, which we compare with non-binding indicative quotes from third party broker/dealers familiar with the securities. We classify all CDO notes payable as Level 3 liabilities, as there are limited observable transactions related to these notes payable. As of March 31, 2009, we have valued our CDO I and CDO II notes payable liabilities as follows:

Bond Class	Outstanding Notes Payable at March 31, 2009	Fair Value of Notes Payable at March 31, 2009	Weighted Average Interest Rate at March 31, 2009	Weighted Average Life of Notes (in years)
CDO I (1)	$266,059	$33,180	3.7%	9.5
CDO II (2)	703,773	94,220	1.4%	6.0

Total	$969,832	$127,400	2.0%	7.0

(1)	Represents current balance of $119.0 million of floating rate notes and $147.0 million of fixed rate notes with weighted average interest rates of 0.9% and 6.0%, respectively.
(2)	Represents current balance of $656.7 million of floating rate notes and $47.0 million of fixed rate notes with weighted average interest rates of 1.1% and 5.8%, respectively.

The tables below show the impact on the fair value of our CDO I and CDO II notes payable of increasing or decreasing the March 31, 2009 weighted average discount rate on our combined CDO level cash flows from approximately 41.7% and 54.8% for CDO I and CDO II, respectively, by the indicated amounts. These results are different than what would be achieved on a note by note calculation but provide general information on valuation sensitivities.

CDO I
Basis Point (Decrease) Increase in Discount Rate	Estimated Increase (Decrease) in Fair Value of CDO I Notes Payable ($ in thousands)	Estimated Relative Increase (Decrease) in Fair Value of CDO I Notes Payable
(500)	$6,496	19.6%
(250)	3,003	9.1%
250	(2,597)	-7.8%
500	(4,855)	-14.6%

CDO II
Basis Point (Decrease) Increase in Discount Rate	Estimated Increase (Decrease) in Fair Value of CDO II Notes Payable ($ in thousands)	Estimated Relative Increase (Decrease) in Fair Value of CDO II Notes Payable
(500)	$11,916	12.6%
(250)	5,682	6.0%
250	(5,192)	-5.5%
500	(9,948)	-10.6%

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

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheets as either an asset or liability, with a corresponding amount, adjusted for swap payments, recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. As of March 31, 2009 and December 31, 2008, we had no fair value or cash flow hedges.

Income Taxes. We operate in a manner that we believe will allow us to be taxed as a REIT and, as a result, we do not expect to pay substantial corporate-level income taxes. Many of the requirements for REIT qualification, however, are highly technical and complex. If we were to fail to meet these requirements and did not qualify for certain statutory relief provisions, we would be subject to Federal income tax, which could have a material adverse effect on our results of operations, liquidity and amounts available for distributions to our stockholders.

The 2005 through 2007 tax years remain subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in its general and administrative expense on its consolidated statements of operations. There were no penalties related to uncertain tax positions for all periods prior to March 31, 2009.

Stock Dividends and Reverse Splits. Pursuant to GAAP, we did not restate historical share and per share amounts for our stock dividend since a portion of the fourth quarter 2008 dividend was payable in cash. We did restate historical share and per share amounts for the 1-for-10 reverse stock split effective February 20, 2009.

New Accounting Standards. In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). This Statement replaces SFAS No. 141, “Business Combinations”, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes”, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, “Goodwill and Other Intangible Assets”, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS No. 141(R) on January 1, 2009 and determined the adoption does not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted SFAS No. 160 on January 1, 2009 and determined it does not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued Staff Position No. 140-3, or FSP No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP No. 140-3 provides guidance on the accounting for a purchase of a financial asset from a counterparty and contemporaneous financing of the acquisition through repurchase agreements with the same counterparty. Under this guidance, the purchase and related financing are linked, unless all of the following conditions are met at the inception of the transaction: 1) the purchase and corresponding financing are not contractually contingent; 2) the repurchase financing provides recourse; 3) the financial asset and repurchase financing are readily obtainable in the marketplace and are executed at market rates; and 4) the maturity of financial asset and repurchase are not coterminous. A linked transaction would require a determination under SFAS No. 140 to conclude if the transaction meets the requirements for sale accounting. If the linked transaction does not meet sale accounting requirements, the net investment in the linked transaction is to be recorded as a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. We currently present these transactions gross, with the acquisition of the financial assets in total assets and the related repurchase agreements as financing in total liabilities on the consolidated balance sheets and the interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated income statements. FSP No. 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We adopted FSP No. 140-3 on January 1, 2009 and determined it does not have a material impact on our consolidated financial statements.

In March, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This statement provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. The statement is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS No. 161 on January 1, 2009 and determined it does not have a material impact on our consolidated financial statements included all applicable disclosures related to the adoption.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. This FSP also amends FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend Statement 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. Finally, this FSP clarifies the effective date in FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The disclosures required by Statement 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. This clarification of the effective date of SFAS No. 161 is effective upon issuance of the FSP. We adopted FSP No. 133-1 and FIN 45-4 as of January 1, 2009 and determined it does not have a material impact on our consolidated financial statements.

In September 2008, the FASB issued exposure drafts which could amend FIN 46(R) and SFAS No. 140. The current exposure drafts contemplate the removal of the QSPE scope exception and amend the FIN 46(R) provisions related to the computations used to determine the primary beneficiary of a VIE. Adoption of the standards as written in the exposure drafts may require us to consolidate the CMBS trusts in which we have invested. We are monitoring any developments in this area and assessing the impact of any such amendment to our financial statements.

In April of 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP (i) affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction (ii) clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active (iii) eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence (iv) includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly (v) requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable and (vi) applies to all fair value measurements when appropriate. FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the impact, if any, that this pronouncement will have on our consolidated financial statements.

In April of 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis (iii) incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired, (iv) requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses, (v) requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income, and (vi) when adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. We are currently evaluating the impact, if any, that this pronouncement will have on our consolidated financial statements.

In April of 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FSP 107. FSP 107-1 and APB 28-1 ARE effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. We are currently evaluating the impact, if any, that this pronouncement will have on our consolidated financial statements.

Balance Sheet Review

As of March 31, 2009, total assets were approximately $307.2 million, a decrease of $127.6 million, or 29.3%, from December 31, 2008. The decline in total assets was primarily due to declines in fair value of our CMBS and real estate loan investments primarily due to continued credit spread widening. Income earning assets decreased by $126.9 million, or 30.0%, from $423.0 million at December 31, 2008. At March 31, 2009, income earning assets, including cash, had a weighted average yield of 18.4%, based on their amortized cost, compared to 17.8% at December 31, 2008. The decline in the cost basis and increase in yields on our CMBS investments from December 31, 2008 to March 31, 2009 is due primarily to value declines during the three months ended March 31, 2009 that were considered impairments, which reduced the cost basis by $64.7 million and increased CMBS weighted average yields from 35.6% at December 31, 2008 to 47.9% at March 31, 2009.

The level of investment related income is directly related to the balance of the interest-bearing assets and investments in unconsolidated subsidiaries outstanding during the period and the weighted average yields on such investments. The cost basis of interest-bearing assets and investments in unconsolidated joint ventures and weighted average yields (based on amortized cost basis) at March 31, 2009 and December 31, 2008, respectively, were as follows:

	March 31, 2009			December 31, 2008
	Fair Value	Amortized Cost	Yield (1)	Fair Value	Amortized Cost	Yield
CMBS financed by CDO I	$50,503	$50,503	40.7%	$76,886	$76,886	30.6%
CMBS financed by CDO II	61,308	61,308	51.6%	103,324	102,271	36.9%
CMBS not financed by CDOs	23,616	23,616	57.2%	42,432	41,590	43.3%

Total CMBS	135,427	135,427	47.9%	222,642	220,747	35.6%
Real estate loans financed by CDO II	152,032	270,286	3.6%	189,980	273,724	4.0%
Investments in unconsolidated joint ventures:	115	115	N/A	843	843	N/A

Total	$287,574	$405,828	18.4%	$413,465	$495,314	18.1%

During the three months ended March 31, 2009, we made no CMBS or real estate loan investments.

At March 31, 2009, we held investments in CMBS issued by 26 separate CMBS trusts and one Re-Remic issuance with an aggregate estimated fair value of $135.4 million. The amortized cost basis of our investments in CMBS was $135.4 million with a weighted average yield of 47.9%. At March 31, 2009, the weighted average expected life of our CMBS investments was 7.8 years. The weighted average yield on our CMBS assets increased as of March 31, 2009 compared to December 31, 2008 primarily as a result of recording impairments in the first quarter of 2009 and reducing the cost basis to estimated fair value on all of our CMBS assets as of March 31, 2009.

At March 31, 2009, we had nine real estate loans financed by our CDO II, which were classified as held for investment with an amortized cost basis of $270.3 million, a carrying value of $152.0 million and all of which bear interest at floating rates with a weighted average interest rate of LIBOR plus 3.6%.

At March 31, 2009, total liabilities were $279.3 million, a decrease of $109.1 million, or 28.1%, from December 31, 2008. The decrease in total liabilities was primarily driven by the declines in the fair value of our CDO notes payable, which reduced the carrying amount of such notes payable by $84.3 million from $211.7 million at December 31, 2008 to $127.4 million at March 31, 2009. We also terminated or restructured five interest rate swap positions, decreasing our swap liability by $24.9 million, net of entering into a note payable associated with the restructuring four of these swaps. Further, we reduced the borrowings on repurchase agreements by $2.8 million due to amortization repayments to JPMorgan, and dividends payable declined by $2.3 million compared to December 31, 2008 levels. At March 31, 2009, the Company had interest-bearing liabilities excluding interest rate swaps with a fair value of $211.6 million, a cost basis of approximately $1.0 billion with a weighted average borrowing rate of 2.4% based on cost basis.

At March 31, 2009, we were party to one repurchase agreement where borrowing capacity is limited to assets pledged as collateral for such agreement based on the underlying characteristics of such assets. Based on pledged assets, we had no additional borrowing capacity at March 31, 2009. At March 31, 2009, we had $13.4 million outstanding under this agreement with a weighted average borrowing rate of 3.2%.

At March 31, 2009, we had CDO notes payable outstanding from two separate issuances. Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet with CDO notes payable at fair value of $127.4 million and a cost basis of $969.8 million, representing the amortized sales price of the CDO notes payable sold to third parties. The weighted average interest rate of the CDO notes payable, including the amortization of debt issuance costs, was 2.1% at March 31, 2009. Of the $969.8 million of face amount of CDO notes payable outstanding, $775.7 million were floating rate with a weighted average interest rate of LIBOR plus 59 basis points while $194.1 million were fixed rate with a weighted average interest rate of 6.0%.

On April 9, 2007, we issued $61.9 million of junior subordinated debentures to a subsidiary to fund existing and future investment activities and other working capital needs. We also invested $1.9 million in the common equity of such subsidiary. On April 9, 2007, we issued $60.0 million of trust preferred securities through a subsidiary, JERIT TS Statutory Trust I. The trust preferred securities and the junior subordinated debentures have a 30-year term ending April 2037, are redeemable at par on or after April 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years through April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. Net cash proceeds from this financing transaction were $59.1 million. We incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the junior subordinated debentures. Unamortized debt issuance costs of $1.0 million are included as a component of deferred financing fees on the consolidated balance sheet at March 31, 2009. We did not make interest payments due on April 30, 2009 related to our outstanding trust preferred securities. Under the governing documents for these securities, the failure to make an interest payment is subject to a 30-day cure period before constituting an event of default. We are currently in negotiations with the holders of these securities and are seeking to restructure the timing and amount of the interest payments accruing to such shareholders, among other items.

At March 31, 2009, we were party to two interest rate swaps with a total current notional amount of $413.1 million. These interest rate swaps effectively convert floating rate debt to fixed rate debt. Under these swaps, we receive amounts based on a rate equal to one-month LIBOR and pay amounts based on a weighted average fixed rate of 5.0%. The net fair value of the interest rate swaps at March 31, 2009 was a liability of $62.4 million, net of a credit valuation adjustment of $0.3 million, and is presented as interest rate swap agreements, at fair value, on the consolidated balance sheets.

On March 3, 2009, we entered into a new agreement with our counterparty to terminate and replace four interest rate swaps which had a $245.1 million ending notional amount and a $21.2 million fair value liability as of December 31, 2008, net of $17.9 million of credit valuation adjustments, in exchange for a new seven-year fixed rate-for-fixed rate interest rate swap agreement. Under such agreement, we will pay a fixed monthly amount of approximately $0.4 million through February 2017. We have reflected this agreement as a note payable on our consolidated balance sheets as this agreement does not meet the definition of a derivative instrument pursuant to SFAS No. 133.

At March 31, 2009, total stockholders’ equity was $27.9 million, a decrease of $18.4 million from December 31, 2008. The decrease in stockholders’ equity was primarily due to the net loss of $18.3 million in the three months ended March 31, 2009.

Results of Operations

Comparison of the three months ended March 31, 2009 (Amounts in millions except per share data. All per share amounts have been restated to reflect the impact of our 1-for-10 reverse stock split effected February 20, 2009.)

Net loss was $18.3 million, or $(4.36) per diluted share, during the three months ended March 31, 2009 compared to a net loss of $66.8 million, or $(25.97) per diluted share, during the three months ended March 31, 2008.

Revenues

The following table sets forth information regarding the total amount and composition of our revenues, which are primarily interest income earned from our investments and cash positions (in thousands):

	For the Three Months Ended March 31,		Increase (decrease)
	2009	2008
REVENUES
Interest income from CMBS	$15,237	$21,452	$(6,215)
Interest income from real estate loans	2,328	8,886	(6,558)
Interest income from cash and cash equivalents	11	422	(411)
Equity in (losses) earnings, net, of unconsolidated joint ventures	(1,599)	933	(2,532)
Fee income	412	97	315

Total Revenues	$16,389	$31,790	$(15,401)

The decrease in revenues for the three months ended March 31, 2009, compared to the same period in 2008, is primarily due to (i) reduced income from CMBS investments due to reduced cost basis due to impairment charges, offset, in part by higher yields on CMBS investments, (ii) reduced income from real estate loans due to the sale or repayment of certain loans, as well as lower LIBOR rates on our floating rate loans, (iii) reduced interest income from cash and cash equivalents due to lower cash balances and lower yields, (iv) reduced equity in earnings (losses) of joint ventures due to unrealized losses from our interest in a joint venture that incurred unrealized mark-to-market losses on certain investments and the April 2008 sale of our interest in the joint venture that owned net leased real estate assets. During the three months ended March 31, 2009, $14.1 million was earned on fixed rate investments, while the remaining $2.3 million was earned on floating rate investments, compared to $25.3 million and $6.5 million for the same period in 2008, respectively. We classify income from floating rate investments as that which is tied to a published index, e.g. LIBOR. At March 31, 2009, our floating rate investments included a cost basis of $270.3 million in real estate loans, $4.0 million in cash and cash equivalents and $4.6 million in restricted cash primarily related to the remaining CDO II loan replenishment pool balance.

Expenses

The following table sets forth information regarding the amount and composition of our expenses (in thousands):

	For the Three Months Ended March 31,		Increase (decrease)
	2009	2008
Interest expense	$6,494	$15,415	$(8,921)
Management fees, affiliate	1,210	1,827	(617)
General and administrative	2,782	1,980	802

Total Expenses	$10,486	$19,222	$(8,736)

Interest Expense. Interest expense was $6.5 million and $15.4 million for the three months ended March 31, 2009 and 2008, respectively. The following table sets forth information regarding the total composition amount of interest expense, which is primarily interest expense related to our CDO notes payable, repurchase agreements, junior subordinated debentures and note payable (in thousands):

	For the Three Months Ended March 31,		Increase (decrease)
	2009	2008
CDO II notes payable	$1,916	$7,249	$(5,333)
CDO I notes payable	2,994	3,983	(989)
Repurchase agreements	118	2,878	(2,760)
Junior subordinated debentures	1,086	1,086	—
Note payable	372	—	372
Amortization of deferred financing fees	8	219	(211)

Total interest expense	$6,494	$15,415	$(8,921)

The decrease in interest expense of $8.9 million is primarily related to lower LIBOR rates, on average, in 2009 compared to 2008 as well as lower average balances outstanding on repurchase agreements during 2009 compared to 2008.

Management and Incentive Fees. Base management fees are calculated as a percentage of stockholders’ equity adjusted to exclude the effect of any unrealized gains and losses or other items that do not affect realized net income. Our manager is also entitled to receive quarterly incentive fees equal to 25% of our Funds From Operations (as defined in the management agreement), or FFO, in excess of minimum FFO targets (as defined in the management agreement). We did not meet the minimum FFO target for the three months ended March 31, 2009 and 2008. The following table summarizes our management fees for the three months ended March 31, 2009 and 2008, respectively (in thousands):

	For the Three Months Ended March 31,		Increase (decrease)
	2009	2008
Base management fees	$1,210	$1,827	$(617)
Incentive fees	—	—	—

Total management fees	$1,210	$1,827	$(617)

The decrease in management fees is primarily due to decreases in base management fees during 2009 due to realized losses on real estate loans and interest rate swaps during 2008 and 2009.

General and Administrative Expense. The increase in general and administrative expenses of $0.8 million for the three months ended March 31, 2009 versus the same period in 2008 was due primarily to incurring costs associated with our failed equity offering including legal, external audit and other professional services. Included in general and administrative expenses are affiliate expenses related to overhead and out-of-pocket expense reimbursements to our manager aggregating $0.1 million for both the three months ended March 31, 2009 and 2008, respectively, pursuant to our management agreement. Additional affiliate expenses of $0.3 million and $0.4 million, respectively, related to collateral administration fees on CDO II were also included in general and administrative expenses for the three months ended March 31, 2009 and 2008.

Other Gains (Losses)

The following table sets forth information regarding the amount and composition of our other gains (losses) during the three months ended March 31, 2009 and 2008 (in thousands):

	For the Three Months Ended March 31,		Increase (decrease)
	2009	2008
Changes in Fair Value
CDO related financial assets and liabilities
CMBS	$(65,726)	$(174,761)	$109,035
Real estate loans	(34,510)	(4,908)	(29,602)
Notes payable	79,601	266,652	(187,051)
Interest rate swaps	15,984	(20,078)	36,062

Unrealized gain (loss) on CDO related financial assets and liabilities	(4,651)	66,905	(71,556)

Non-CDO related financial assets and liabilities			—
Loss on CMBS impairment	(14,512)	(45,123)	30,611
Real estate loans held for sale	—	(28,368)	28,368
Interest rate swaps	13,860	(4,804)	18,664

Unrealized gain (loss) on non-CDO related financial assets and liabilities	(652)	(78,295)	77,643

Total changes in fair value	(5,303)	(11,390)	6,087

Realized Losses
Loss on termination of interest rate swaps	(12,280)	—	(12,280)

Total realized losses	(12,280)	—	(12,280)

Cash payments on interest rate swaps	(5,927)	(2,083)	(3,844)

Recognition of amounts in other comprehensive income (loss) (“AOCI”) as of December 31, 2007
Loss on CMBS impairment	—	(54,457)	54,457
Unrealized gain (loss) on non-CDO related interest rate swaps	—	(10,795)	10,795
Amortization of swap termination costs	(132)	(124)	(8)
Amortization of unrealized loss on CDO related interest rate swaps	(595)	(568)	(27)

Total recognition of amounts in AOCI as of December 31, 2007	(727)	(65,944)	65,217

Total other gains (losses)	$(24,237)	$(79,417)	$55,180

Unrealized Gain (Loss) on CDO Financial Assets and Liabilities, net. During the three months ended March 31, 2009, we recorded unrealized losses, net, on our CDO related financial assets and liabilities of $(4.7) million. This net unrealized loss was driven by widening credit spreads and increased loss assumptions on CMBS, and widening of credit spreads on real estate loans, offset, in part, by a less significant widening of credit spreads on CDO notes payable, and increases in 10-year swap rates from December 31, 2008 to March 31, 2009.

Loss on Impairment of Non-CDO Related CMBS. During the three months ended March 31, 2009 and March 31, 2008, we recorded other than temporary non-cash impairment charges related to its CMBS investments of $14.5 million and $99.6 million, respectively. The other than temporary impairment charges include $10.7 million and $2.1 million, respectively, related to declines in the projected net present value of future cash flows pursuant to EITF 99-20. The remaining non-cash CMBS impairment charges of $3.8 million and $97.5 million relate to other than temporary declines in fair value which is due to the widening of credit spreads for CMBS investments which began in the first half of 2007 and continued through the first quarter of 2009, resulting in both increased severity of the level of unrealized losses as well as increased duration of such losses.

Unrealized Gain (Loss) on Loans Held for Sale. Pursuant to SFAS No. 65, we carried real estate loans held for sale on our consolidated balance sheet at the lower of cost or fair value, and as a result, during the three months ended March 31, 2008, we recorded unrealized gains (losses) of $(28.4) million. All loans held for sale at December 31, 2007 were sold during the year ended December 31, 2008.

Unrealized Gain on Non-CDO Related Interest Rate Swaps. An unrealized gain of $13.9 million was recorded during the three months ended March 31, 2009 primarily due to the reversal of previously recognized unrealized losses on interest rate swaps as part of the termination of such swaps during the three months ended March 31, 2009.

Loss on Termination of Interest Rate Swaps. During the three months ended March 31, 2009, we terminated an interest rate swaps with a notional balance of $19.5 million by paying $3.3 million in cash. In addition, we entered into a new agreement with our counterparty to terminate and replace four outstanding interest rate swaps, which had a $245.1 million ending notional amount and a $21.4 million fair value liability as of December 31, 2008, in exchange for a new seven-year fixed rate-for-fixed rate agreement with an estimated fair value of $9.0 million. This resulted in a combined loss of $12.3 million for the three months ended March 31, 2009.

Cash Payments on Interest Rate Swaps and Amortization of AOCI. For the three months ended March 31, 2009, we recorded $6.7 million of losses on interest rate swaps primarily related to $5.9 million of periodic cash settlement costs on interest rate swaps, $0.1 million of amortization of swap termination costs and $0.7 million of amortization of the unrealized loss on CDO related interest rate swaps included in other comprehensive income (loss) at December 31, 2007. For the three months ended March 31, 2008, we recorded $2.8 million of losses on interest rate swaps primarily related to $2.1 million of periodic cash settlement costs on interest rate swaps, $0.1 million of amortization of swap termination costs and $0.6 million of amortization of the unrealized loss on CDO related interest rate swaps included in other comprehensive income (loss) at December 31, 2007.

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

As of March 31, 2009, our repurchase agreement borrowings outstanding were $13.4 million, compared to $16.1 million of repurchase agreement borrowings at December 31, 2008. The general market availability of short-term repurchase agreement financing for CMBS and real estate loan positions declined during the second half of 2007 and continued to decline through the first quarter of 2009. This combined with the decline in estimated fair value of CMBS and real estate loan investments due primarily to spread widening has resulted in significant margin calls on our repurchase agreements during the second half of 2007 and 2008.

During the three months ended March 31, 2009, we funded $2.8 million of scheduled amortization payments under our repurchase agreement with JPMorgan. The repurchase agreement with JPMorgan includes a minimum liquidity covenant of 10% of the outstanding senior secured recourse debt, or $1.3 million as of March 31, 2009. The JPMorgan Facility also has a material adverse change clause in which JPMorgan can demand immediate repayment of our debt if they deem a material adverse change to have occurred.

As reflected in our consolidated statements of cash flows for the three months ended March 31, 2009, net cash provided by operating activities was $10.0 million. During the three months ended March 31, 2009, we made a $0.9 million capital contribution to the US Debt Fund and received $3.4 million from the partial repayment of a real estate loan which is financed by CDO II and pursuant to the CDO II indenture, such repayment is included in restricted cash at March 31, 2009. During this same period, we repaid $4.7 million of CDO notes payable, $2.8 million on our repurchase agreements, paid $2.3 million of dividends, repaid a $0.5 million note payable in full and paid $3.3 million in swap termination costs. As a result, unrestricted cash declined from $8.4 million as of December 31, 2008 to $4.0 million as of March 31, 2009.

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

Currently, the market for short-term credit facilities is very challenging and many lenders are actively seeking to reduce their balances outstanding by lowering advance rates on financed assets and increased borrowing costs, to the extent such facilities continue to be available. In the event we are unable to maintain or extend maturities of existing and/or secure new lines of credit or collateralized financing on favorable terms, our ability to continue as a going concern may be adversely impacted and returns to investors may be reduced. As a result, we may be required to sell assets at amounts that are less than the estimated current fair value to payoff such facilities which would likely reduce our earnings and operating cash flow. Our long-term liquidity requirements, specifically the repayment of debt and our investment funding needs, would generally be accomplished through additional borrowings, the issuance of debt and equity securities, and/or the sales, refinancing or principal repayments of our investments. At this time, we cannot provide any assurances that our long-term liquidity plans can be accomplished collectively or individually.

In our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009, our independent registered public accounting firm, Ernst and Young LLP, concluded that there was substantial doubt regarding our ability to continue as a going concern. In response, we have undertaken or expect to commence certain efforts including; (i) discontinuing payment of quarterly dividends and replacing it with payment of an annual dividend to the extent required to satisfy REIT dividend requirements, (ii) seeking to reduce operating costs, primarily our general and administrative costs including possible modifications to our management agreement; (iii) seeking to restructure terms of our recourse indebtedness including extension of scheduled maturity dates and/or modification of near-term interest payment requirements; and (iv) if necessary, pursuing sales of selected assets.

No assurance can be given that we will be successful in achieving any of these efforts collectively or individually. Should our repurchase agreement lender demand immediate repayment of all of our obligations, we will likely be unable to pay such obligations absent asset sales. In such event, we may have to recapitalize, refinance our obligations, sell some or all of our assets at prices below current estimated fair value or seek to reorganize under Chapter 11 of the United States Bankruptcy Code.

Our unrestricted cash balance as of May 5, 2009 was $2.9 million and our repurchase agreement borrowings were $12.6 million. The decrease in unrestricted cash from $4.0 million at March 31, 2009 was primarily due to the impact of amortization payments totaling $0.8 million on our JP Morgan repurchase agreement discussed above and a $0.7 million capital contribution to the U.S. Debt Fund, which were offset, in part, by operating cash flow.

Borrowings. As of May 5, 2009, March 31, 2009 and December 31, 2008, repurchase agreement borrowings consisted of the following (net of amounts held as collateral in restricted cash for these borrowings):

		Amount
	Scheduled Maturity Date	May 5, 2009	March 31, 2009	December 31, 2008
Secured by CMBS JP Morgan Chase	December 2009	$12,608	$13,358	$16,108

		$12,608	$13,358	$16,108

Our repurchase agreement facility with JPMorgan is subject to scheduled amortization payments. During the three months ended March 31, 2009, such principal repayments totaled $2.8 million. The JPMorgan Facility has covenants related to (i) minimum tangible net worth, (ii) maximum leverage, (iii) minimum liquidity and (iv) incurrence of additional recourse debt, among other covenants. The JPMorgan Facility also has a material adverse change clause in which JPMorgan can demand immediate repayment of our debt if they deem a material adverse change to have occurred.

In August 2007 and as subsequently amended in September 2007, March 2008, September 2008 and December 2008, we and a wholly owned subsidiary, respectively, entered into a repurchase agreement with a subsidiary of JPMorgan Chase & Co. (the “JPMorgan Facility”). This repurchase agreement provides financing to be secured by rated and unrated CMBS. The December 2008 amendment modified certain financial covenants applicable to us under the JPMorgan Facility and extended the term of the facility to December 22, 2009. We also agreed to make payments of $2.8 million in December 2008, $2.0 million in February 2009, and monthly amortization payments of $0.8 million commencing in March 2009 through the maturity of the JPMorgan Facility, with the remaining outstanding balance on the facility due and payable on December 22, 2009. This repurchase agreement is fully recourse to us. As of March 31, 2009, $13.4 million was outstanding under the facility at a weighted average borrowing rate of 3.2%, and CMBS investments with an estimated fair value of $22.4 million were pledged as collateral.

Collateralized Debt Obligations. On October 17, 2006, we issued our second CDO, or CDO II, through two of our wholly-owned subsidiaries, JER CRE CDO 2006-2, Limited and JER CRE CDO 2006-2, LLC, collectively known as CDO II. CDO II is secured by $1.2 billion par value of collateral interests consisting of CMBS, mezzanine loan interests, first mortgage loan interests, Re-REMIC securities, and real estate CDO securities. CDO II issued privately placed notes totaling $768.4 million initially rated AAA through BBB- (“CDO II Investment Grade Notes”). The Company purchased a portion of the CDO II Investment Grade Notes and retained all of the non-investment grade notes and preferred shares. $708.3 million of CDO II Investment Grade Notes were issued to third parties consisting of $47.0 million of fixed rate notes with a weighted average interest rate of 5.8% and $661.3 million of floating rate notes with a weighted average interest rate of LIBOR plus 62 basis points, excluding amortization of fees and expenses. The CDO II Investment Grade Notes have a remaining expected average maturity of 6.0 years at March 31, 2009. CDO II has a replenishment collateral pool of up to $275.0 million that would allow replenishment of proceeds of real estate loans that are paid off within five years from the closing of the transaction, subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture and satisfaction of certain other requirements. During the three months ended March 31, 2009 and 2008, we contributed no CMBS or real estate loan interests as collateral to CDO II and CDO II received $3.4 million of real estate loan repayments on CDO II real estate loan collateral during the three months ended March 31, 2009. At March 31, 2009 and December 31, 2008, the replenishment pool balance was $4.4 million and $1.0 million, respectively, which is reflected as restricted cash on our consolidated balance sheets.

In November 2005, we issued our first CDO, or CDO I, through two of our wholly-owned subsidiaries, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC. CDO I is secured by a static pool of $418.7 million par value of fixed rate subordinate CMBS. CDO I issued privately placed notes totaling $275.6 million initially rated AAA through BBB- (“CDO I Investment Grade Notes”). We retained a portion of the BBB- rated notes, all of the non-investment grade notes and all of the preferred shares. Two of the CDO I Investment Grade Notes, totaling $119.2 million, were issued with floating rate coupons with a weighted average interest rate of LIBOR plus 39 basis points, excluding amortization of fees and expenses. The remaining CDO I Investment Grade Notes totaling $147.0 million, net of the portion retained by the Company, were issued with fixed rate coupons with a weighted average interest rate of 6.0%, excluding amortization of fees and expenses. The Investment Grade Notes have a remaining expected average maturity of 9.5 years at March 31, 2009.

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

On February 5, 2009, Moody’s announced that it was revising its loss methodology for CMBS and reviewing its outstanding ratings on all conduit and fusion CMBS issued in 2006, 2007 and 2008. Moody’s also announced that it expects to downgrade low-rated investment grade bonds and non-investment grade bonds by an average of five to six grades. Since its announcement, Moody’s has downgraded eight securitization transactions that serve as a portion of the collateral pool for CDO II. As a result of these downgrades, among others, certain over-collateralization coverage tests for CDO II failed with respect to the February and March 2009 distribution dates and are projected to fail for the foreseeable future.

As a result of the failure of these over-collateralization coverage tests (i) certain interest payments normally scheduled to be allocated to holders of the junior notes payable and preferred shareholders of CDO II were reallocated to the holders of the senior notes payable, and (ii) any available principal proceeds were reallocated to the holders of the senior CDO II notes payable. Consequently, we will not receive any cash flow distributions on the junior CDO II notes payable and preferred share investments retained by us and/or our affiliates in CDO II until such time, if ever, the over-collateralization coverage tests are complied with. Even if the over-collateralization coverage tests are eventually complied with, our ability to obtain regular cash payments from the assets securing CDO II is dependent upon CDO II continuing to meet interest coverage and over-collateralization coverage tests. If the February and March 2009 over-collateralization coverage tests for CDO II had not failed, we would have received approximately $4.3 million in additional distributions during the first quarter of 2009. During 2008, we received approximately $28 million of net cash distributions from CDO II.

While the redirection of cash began with the February 25, 2009 distribution date and is continuing, the redirection of such cash is not expected to impact the GAAP or tax treatment to us relative to our reporting of the individual assets and liabilities related to the CDOs as we consolidate both CDOs on our balance sheet. While we believe our balance sheet reflects the fair value of the individual CDO related assets and liabilities, we believe the estimated economic fair value of our combined retained interest in the CDOs is significantly less than the difference between the estimated fair values of the assets and liabilities, determined in accordance with GAAP.

With respect to CDO II, we have been appointed its advancing agent. In this capacity, we may be required to make interest advances to CDO II in the event that the sum of interest proceeds and principal proceeds collected during the related due period are insufficient to remit the interest that is due and payable to the Class A Notes and Class B Notes in accordance with the priority of payments of CDO II (the amount of such insufficiency, an “Interest Shortfall”). We will be entitled to recover any previously unreimbursed interest advances made by it, together with interest thereon, first, from interest proceeds and second if applicable, from principal proceeds, senior to any payments of interest or principal to the noteholders and senior to any payments of fees, expenses or hedge payments of CDO II, only to the extent that such recovery would not trigger an additional Interest Shortfall to the Class A Notes or Class B Notes. In the event that we determine that such interest advances are nonrecoverable interest advances, we would be entitled to recovery of any previously unreimbursed interest advances made by it, together with interest thereon, without regards to whether such recovery would trigger additional Interest Shortfalls. As of March 31, 2009, we have not advanced CDO II for any Interest Shortfalls in its capacity as advancing agent.

Junior Subordinated Debentures. On April 9, 2007, we issued $60.0 million of trust preferred securities through our unconsolidated subsidiary, JERIT TS Statutory Trust I (the “Trust”), in a private transaction exempt from registration under the Securities Act of 1933, as amended. Concurrently, we issued $61.9 million in junior subordinated debentures to the Trust and made a $1.9 million common equity investment in the Trust. The trust preferred securities have a 30-year term ending April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. The assets of the Trust consist solely of the $61.9 million of junior subordinated notes concurrently issued by us, with terms that mirror the trust preferred securities. We incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the junior subordinated debentures. Unamortized debt issuance costs of $1.0 million are included as a component of deferred financing fees on the consolidated balance sheet at March 31, 2009 and December 31, 2008.

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

Note Payable. On March 3, 2009, the Company entered into an agreement with its counterparty to terminate and replace four interest rate swaps which had a $245.1 million ending notional amount and a $29.7 million fair value liability based on the present value of future cash flows before the credit valuation adjustment as of February 27, 2009, in exchange for a new seven-year fixed rate-for-fixed rate interest rate swap agreement. Under such agreement, the Company will pay a fixed monthly amount of approximately $0.4 million through February 2017. The Company has reflected this agreement, at fair value, as a note payable on its March 31, 2009 consolidated balance sheets as this agreement does not meet the definition of a derivative pursuant to SFAS No. 133.

General. If we default in the payment of interest or principal on any debt including margin calls on repurchase agreements, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt, requiring us to immediately repay all outstanding principal. If we are unable to make such payments, our lender could force us to sell the applicable collateral or foreclose on our assets pledged as collateral to such lender. The lender could also force us into bankruptcy or bring other legal action against us. Any of these events would likely have a material adverse effect on the value of an investment in our common stock. At March 31, 2009, we were in compliance with all covenants under our CDO notes payable with the exception of certain CDO II over-collateralization coverage tests, our repurchase agreements, our junior subordinated debentures and our note payable.

Dividends. In order to qualify as a REIT and to avoid corporate level tax on the taxable income we distribute to our stockholders, we are required to distribute at least 90% of our ordinary taxable income and net capital gains on an annual basis. Certain of our investments, such as the subordinate CMBS investments, may generate substantial mismatches between taxable income and GAAP net income and cash flow. In order to meet the requirement to distribute a substantial portion of our net taxable income, we may need to borrow, sell assets, raise additional equity capital or pay dividends in the form of stock. Additionally, we will need to raise additional capital that may be dilutive or sell existing assets in order to acquire additional investments. We anticipate borrowing funds and/or raising additional equity capital to finance future investment activities, but there can be no assurance that we will be able to do so on terms acceptable or available to us, if at all. As part of our plans to maintain adequate liquidity, we have discontinued payment of quarterly dividends and replaced it with payment of an annual dividend to the extent required to satisfy REIT dividend requirements. In addition, to the extent we are required to make a dividend payment with respect to 2009, we may elect to pay up to 90% of such dividends in stock in accordance with Internal Revenue Service (“IRS”) Revenue Procedure 2008-68.

The following table summarizes our quarterly distributions in 2009 and 2008 and reflects the impact of our 1-for-10 reverse stock split declared in February 2009:

Quarter	Dividend Type	Record Date	Declaration Date	Payment Date	Amount
First Quarter 2009	n/a	n/a	n/a	n/a	$—

First Quarter 2008	Regular	5/1/2008	4/18/2008	5/6/2008	$3.00
Second Quarter 2008	Regular	6/30/2008	6/13/2008	7/31/2008	3.00
Third Quarter 2008	Regular	9/30/2008	9/11/2008	10/31/2008	3.00
Fourth Quarter 2008	Regular	12/30/2008	12/16/2008	1/30/2009	3.00
Fourth Quarter 2008	Special	12/30/2008	12/16/2008	1/30/2009	5.80

					$17.80

Inflation. We believe that the risk of increases in the market interest rates as a result of inflation on any floating rate debt that we may invest in will be largely offset by our floating rate investments and the use of match funded financing which may include interest rate derivatives.

Contractual Obligations. Purchase commitments and aggregate principal maturities of our repurchase agreements and notes payable at March 31, 2009 was as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Capital commitments (1)	$5,702	$5,702	$—		$—
Repurchase agreements (2)	13,358	13,358	—	—	—
CDO notes payable (3)	969,832	—	—	—	969,832
Junior subordinated debentures (4)	61,860	—	—	—	61,860
Note payable(5)	29,736	3,956	8,195	8,587	8,998

	$1,080,488	$23,016	$8,195	$8,587	$1,040,690

(1)

Maturity date represents the end of the Investment Period (December 2009) for the U.S. Debt Fund. The timing and amount of capital calls are determined as necessary by the General Partner of the U.S. Debt Fund.

(2)	The repurchase agreement as of March 31, 2009 is scheduled to mature in December 2009.
(3)

The maturity dates of the notes payable are contingent upon maturity of assets pledged as collateral and have a remaining expected average maturity of 9.5 years and 6.0 years for CDO I and CDO II, respectively, as of March 31, 2009.

(4)

The junior subordinated debentures have a 30-year term ending April 2037, are redeemable at par on or after April 30, 2012 and pay distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 2.25%, excluding amortization of fees and expenses.

(5)

We entered into a new agreement with a counterparty to terminate and replace four interest rate swaps, which had a $245.1 million ending notional amount and a $29.7 million fair value liability as of February 27, 2009 before credit valuation adjustments representing the present value of future payments using a risk free rate of return, in exchange for a new seven-year fixed rate-for-fixed rate interest rate swap agreement. Under such agreement, we will pay a fixed monthly amount of approximately $0.4 million through February 2017. We have reflected this note payable on our balance sheet at its estimated fair value of $9.0 million at March 31, 2009.

Off Balance Sheet Arrangements

As of March 31, 2009, we did not have any off balance sheet arrangements.

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

In addition, the manager is entitled to receive a quarterly incentive fee in an amount, not less than zero, equal to the product of (i) 25% of the dollar amount by which (a) our funds from operations (as defined in the management agreement) for such quarter per share of Common Stock (based on the weighted average number of shares outstanding for such quarter) exceeds (b) an amount equal to (A) the weighted average of the price per share of Common Stock in the 144A Offering, and the prices per share of Common Stock in any subsequent offerings by the Company multiplied by (B) the greater of (1) 2.25% and (2) 0.875% plus one fourth of the ten-year U.S. treasury rate for such quarter, multiplied by (ii) the weighted average number of shares of Common Stock outstanding during such quarter. Funds From Operations, as defined in the management agreement, is net income (computed in accordance with generally accepted accounting principles) before incentive compensation and including base management fees, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The following table summarizes management fees incurred by the Company for the three months ended March 31, 2009 and 2008, respectively:

	For the Three Months Ended March 31,		Increase (decrease)
	2009	2008
Base management fees	$1,210	$1,827	$(617)
Incentive fees	—	—	—

Total management fees	$1,210	$1,827	$(617)

At March 31, 2009 and December 31, 2008, 1.2 million and $0.6 million, respectively, related to unpaid base management fees are included in due to affiliate in the accompanying consolidated balance sheets. There were no unpaid incentive fees at March 31, 2009 and December 31, 2008, respectively.

Our management agreement provides that we are required to reimburse our manager for certain general and administrative expenses incurred by our manager on our behalf, including our pro rata share of overhead expenses of the manager required for our operations. In November 2006, retroactive to January 1, 2006, the independent members of the board of directors approved an amendment to the management agreement to provide that the allocable overhead reimbursement will be fixed at an amount equal to $0.5 million per annum for 2006, and in each calendar year thereafter, subject to approval by the independent members of the board of directors, $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index (“CPI”) for the applicable year over the CPI for the calendar year 2006. For each of the three months ended March 31, 2009 and 2008, overhead reimbursements were approximately $0.1 million, respectively, which is included in general and administrative expenses on our consolidated statement of operations. Our manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on our behalf. If such services are provided by the manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants, or other third parties on an arm’s length basis. In accordance with the provisions of the management agreement, we recorded $5 and $21 during the three months ended March 31, 2009 and 2008, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations.

Each CMBS securitization requires a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. As our manager is not a rated special servicer, it appoints J.E. Robert Company or another entity that is a rated special servicer as the special servicer whenever we acquire a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company earned $0.9 million and $1.3 million during the three months ended March 31, 2009 and 2008, respectively, as a special servicer on the CMBS issuances where we own the first-loss position. J.E. Robert Company is also entitled to received additional fees in the future based on the collections received against loans that were managed in special servicing and subsequently returned to the master servicer. All fees due to J.E. Robert Company as special servicer are paid either by the securitization vehicles or the borrowers, not directly by us and such fees are consistent with traditional, well established market standards and are set as part of the arm’s-length negotiations to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company may reduce the amounts available to pay us pursuant to the terms of the applicable CMBS trusts.

In connection with CDO II, one of our wholly owned subsidiaries entered into a Collateral Administration Agreement with J.E. Robert Company, the Collateral Administrator, an affiliate of our manager, pursuant to which the Collateral Administrator has agreed to advise our wholly owned subsidiary on certain matters regarding the collateral interests and other eligible investments securing the notes. The Collateral Administrator is eligible to receive two fees payable on a monthly basis, with the first fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the second fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture, each fee payable with different priorities as set forth in the applicable indenture. For the three months ended March 31, 2009 and 2008, we incurred $0.3 million and $0.4 million, respectively, in collateral administration fees pursuant to the Collateral Administration Agreement and such fees are included in general and administrative expenses in the accompanying consolidated statement of operations. At March 31, 2009 and December 31, 2008, $17 and $25 of unpaid collateral administration fees were unpaid and included in due to affiliate in the accompanying consolidated balance sheets. These collateral administration fee schedules within the collateral administration agreement were approved by the members of our board of directors then considered to be independent pursuant to the rules of the NYSE. Since the February 2009 CDO II distribution date, J.E. Robert Company has not been entitled to receive the subordinate collateral administration fee, and is not entitled to receive such fee until certain CDO II over-collateralization coverage tests are complied with.

On December 11, 2007, we and JER Fund IV, an investment fund managed by J.E. Robert Company, entered into a limited partnership agreement pursuant to which we and JER Fund IV agreed to co-manage a new private equity fund, known as JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”). The California Public Employees’ Retirement System, (“CalPERS”), committed $200.0 million, and we and JER Fund IV each committed $10.0 million to the US Debt Fund. As of March 31, 2009 and December 31, 2008, we have invested $4.3 million and $3.4 million, respectively, into the US Debt Fund which is reflected in investments in unconsolidated joint ventures on the accompanying consolidated balance sheets.

On December 4, 2008, we, JER Fund IV and CalPERS entered into an amendment to the US Debt Fund’s amended and restated limited partnership agreement (the “LPA”) with CalPERS extending the US Debt Fund’s commitment period for an additional one year period, from December 11, 2008 to December 11, 2009. In addition, pursuant to the amendment, the US Debt Fund’s general partner is not required by the LPA to allocate new investment opportunities to the US Debt Fund. Finally, the amendment provides that commencing on December 11, 2008 through and including December 11, 2009, the management fee payable by CalPERS to the US Debt Fund’s general partner shall be calculated to (i) include CalPERS’ pro-rata share of the outstanding principal balance on the US Debt Fund’s revolving credit facility with WestLB AG New York Branch and (ii) exclude CalPERS’ pro-rata share of unrestricted cash and cash equivalents held by the US Debt Fund. Prior to the amendment, the US Debt Fund paid us and JER Fund IV a base management fee equal to 1.5% on drawn capital and up to 20% of the aggregate profits earned and distributed by the US Debt Fund (after limited partners receive distributions equal to their initial investment and a specified preferred rate of return thereon). We and JER Fund IV divide the management and incentive fees on a 50%-50% basis. During the three months ended March 31, 2009 and 2008, we recognized $0.3 million and $0.1 million of management fee income from the US Debt Fund, respectively.

During the year ended December 31, 2008, we did not invest in any CMBS or real estate loan investments where an affiliate of the manager held a controlling equity interest in the borrower. During the year ended December 31, 2007, we invested in a first mortgage loan participation with a cost basis of $30.0 million and two mezzanine loan participations with an aggregate cost basis of $49.4 million where an affiliate of the manager held a controlling equity interest in the borrower. During the year ended December 31, 2006, we invested in mezzanine loans totaling $65.0 million where an affiliate of the manager held a controlling equity interest in the borrower. The acquisition of these loans to affiliated borrowers was approved by the independent members of our Board of Directors as required by our investment guidelines. During the three months ended March 31, 2009, we received no repayments on loans to affiliated borrowers. At March 31, 2009, loans to affiliated entities had an unamortized cost basis of $81.3 million, an unpaid principal balance of $81.6 million and a carrying value of $39.3 million.

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

Interest Rate Risk. Interest rate sensitivity refers to the change in earnings and cash flows that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, primarily LIBOR and treasury rates. At March 31, 2009, our primary sensitivity to interest rates related to the income we earned on a portion of our $274.0 million of floating rate real estate loans and the interest expense incurred on $793.9 million of floating rate indebtedness, the carry cost on $413.3 million of interest rate swaps which were all tied to LIBOR, resulting in net floating rate liabilities of $519.9 million and net exposure to interest rate fluctuations to approximately $106.6 million of net floating rate liabilities. The following table presents our pay-fixed interest rate swaps as of March 31, 2009 and December 31, 2008:

Trade Date	Effective Date	Termination Date	Initial Notional Balance	Notional Balance at		Ending Notional Balance	Fair Value at		Pay-Fixed Interest Rate	Asset/ Liability at March 31, 2009	Location on the Balance Sheet at March 31, 2009
				March 31, 2009	December 31, 2008		March 31, 2009(3)	December 31, 2008
October 2005	November 2005 (1)	June 2015	$109,977	$109,977	$109,977	$5,697	$(16,551)	$(17,545)	4.9%	Liability	Interest rate swap agreements, at fair value
September 2006	October 2006 (2)	August 2016	386,324	303,126	303,126	219,929	(45,589)	(49,551)	5.1%	Liability	Interest rate swap agreements, at fair value
September 2006	October 2009 (2)	August 2016 (6)	—	—	—	—	—	(3,536)	5.2%	n/a	n/a
February 2007	October 2007 (2)	October 2014 (6)	—	—	83,198	—	—	(7,490)	5.1%	n/a	n/a
January 2007	November 2007	December 2016 (4)(6)	100,000	—	40,000	—	—	(6,209)	5.3%	n/a	n/a
February 2007	November 2007	February 2017 (5)	26,000	—	19,500	—	—	(3,714)	5.1%	n/a	n/a
March 2007	November 2007	January 2017 (6)	40,000	—	40,000	—	—	(3,939)	5.0%	n/a	n/a

			$662,301	$413,103	$595,801	$225,626	$(62,140)	$(91,984)

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

(3)

The settlement amount of our interest rate swap liabilities was $(62.4) million as of March 31, 2009. This liability is partially offset by a $0.3 million credit valuation adjustment as of March 31, 2009 due to the SFAS No. 157 requirement to incorporate a credit valuation allowance for our and our counterparty’s credit rating to arrive at fair value.

(4)

In connection with the sale of a real estate loan in September 2008 and repayment of the related floating rate financing, we partially terminated $60.0 million of notional balance on a swap with an initial notional balance of $100.0 million and paid swap termination costs of $4.0 million.

(5)

In December 2008, in connection with the transfer of real estate loans classified as held for sale and repayment of the related floating rate financing, we partially terminated $6.5 million of notional balance on a swap with an initial notional balance of $26.0 million and paid swap termination costs of $1.5 million. The counterparty terminated the remaining $19.5 million of this swap on February 23, 2009 and we paid the counterparty $3.3 million in connection with this termination.

(6)

On February 27, 2009, we agreed to terminate these interest rate swaps and replace them with a new seven-year fixed rate-for-fixed rate swap agreement which we reflected as a note payable on our consolidated balance sheets. We will pay a fixed monthly payment of $0.4 million to National Australia Bank Limited from March 2009 through March 2016, with such payments commencing in April 2009.

At March 31, 2009, our interest rate swaps substantially mitigate the impact of interest rate changes on our net earnings and cash flow. As a result of and due to floating rates on our real estate loans, CDO notes payable and repurchase agreement borrowings, changes in interest rates will generally impact our net income. All of our floating rate assets and liabilities are tied to LIBOR or the applicable base rate and some are subject to certain caps, floors or other limitations. The following table shows the estimated change in net income for a 12-month period based on changes in the applicable LIBOR rates applied to floating rate assets, liabilities and interest rate swaps outstanding as of March 31, 2009:

LIBOR Rate Change (Basis Points)	Estimated Increase (Decrease) in Net Income Over 12 Months at March 31, 2009 (1)(2)
(in thousands)
-150	$534
-50	534
50	(534)
150	(1,601)

(1)	Estimated increased (decrease) in net income over next twelve months does not consider the impact of SFAS No. 159 adoption, effective January 1, 2008.
(2)	At March 31, 2009, the 1-month LIBOR rate was approximately 50 basis points. This analysis is presented assuming LIBOR will exceed 0 basis points.

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

Since December 31, 2008, we have seen a significant increase in CMBS 60-day and greater delinquencies and CMBS entering our CMBS special servicing portfolio. The 60-day and greater delinquencies on loan collateral underlying our CMBS “first-loss” investments was 165 basis points at March 31, 2009 compared to 83 basis points at December 31, 2008. The CMBS special servicing portfolio balances were $713.5 million, $1.2 billion and $2.3 billion at December 31, 2008, March 31, 2009 and May 5, 2009, respectively. Due to the continued tightening of credit, declining real estate values, worsening macro-economic environment, in conjunction with the significant increase in our CMBS special servicing portfolio, we increased our loan loss projections associated with the real estate loan collateral underlying our “first-loss” CMBS portfolio which represented approximately 3,500 loans with an unpaid principal balance of approximately $48 billion as of March 31, 2009. As of March 31, 2009, we increased projected future loan losses to approximately $1.2 billion from $964.1 million as of December 31, 2008. In addition, we accelerated the projected timing of these losses, with most of the loss increase projected to occur in 2009 and 2010. This increase in loss projections results in lower projected cash flows from our “first-loss” CMBS investments, and, in part, caused us to recognize a $14.5 million impairment charge during the three months ended March 31, 2009. Such losses may be increased in the future in the event that collateral performance and macroeconomic conditions deteriorate.

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

Recent Events

Investments

On May 7, 2009, we funded a $0.7 million capital call to the US Debt Fund increasing our cumulative total amount funded to $5.0 million.

Financing

On April 22, 2009, we repaid $0.8 million of borrowings on our JPMorgan Facility resulting in outstanding repurchase agreement borrowings of $12.6 million.

We did not make interest payments due on April 30, 2009 on our junior subordinated debentures maturing in 2037 underlying our trust preferred securities related to JERIT TS Statutory Trust I, our wholly owned subsidiary. Under the indenture governing the junior subordinated debentures, the failure to make an interest payment is subject to a 30-day cure period before constituting an event of default. We are currently in negotiations with the holders of the trust preferred securities, and are seeking to restructure the timing and amount of the interest payments accruing to such holders, among other items.

Other

On March 26, 2009, we received written notice from the NYSE that we were not in compliance with the NYSE’s continued listing standards applicable to it requiring that we maintain a 30-day trailing average global equity market capitalization of at least $15.0 million (this standard has temporarily been lowered from $25.0 million through June 30, 2009). On April 1, 2009, the NYSE permanently suspended trading of our common stock prior to the market open, and since that date our common stock has traded on the over-the-counter, or OTC, market under the symbol “JERT.” On April 14, 2009, the NYSE filed Form 25 with the SEC to strike our common stock from listing and registration on the NYSE, effective as of April 27, 2009.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

JER INVESTORS TRUST INC (Registrant)

By:	/s/ Joseph E. Robert, Jr.
Name:	Joseph E. Robert, Jr.
Title:	Chief Executive Officer and Chairman of the Board
Date:	May 11, 2009

By:	/s/ J. Michael McGillis
Name:	J. Michael McGillis
Title:	Chief Financial Officer
Date:	May 11, 2009