Form 10-Q
period 2009-06-30
JER Investors Trust Inc
filed 2009-08-10
CIK 1294017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 7, 2009, the registrant had outstanding 5,836,478 shares of common stock, par value $0.01 per share.

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

•

our ability to obtain regular cash flows from the assets securing our collateralized debt obligations, or CDOs, which in turn is dependent upon the compliance with interest coverage and over-collateralization coverage tests within each CDO, among other factors;

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

PART I

ITEM 1.	Interim Financial Information

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$1,834	$8,357
Restricted cash	4,714	1,149
CMBS financed by CDOs, at fair value	91,182	180,210
CMBS not financed by CDOs, at fair value	17,339	42,432
Real estate loans, held for investment, financed by CDOs, at fair value	137,993	189,980
Investments in unconsolidated joint ventures	709	843
Accrued interest receivable	5,866	8,343
Due from affiliate	331	157
Deferred financing fees, net	914	981
Other assets	307	2,349

Total Assets	$261,189	$434,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
CDO notes payable, at fair value	$116,129	$211,695
Repurchase agreements	11,108	16,108
Junior subordinated debentures and notes	58,941	61,860
Notes payable	8,960	500
Interest rate swap agreements related to CDOs, at fair value	41,217	91,984
Accounts payable and accrued expenses	1,528	839
Dividends payable	—	2,274
Due to affiliate	1,042	689
Other liabilities	1,889	2,489

Total Liabilities	240,814	388,438

Stockholders’ Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 5,836,478 and 2,590,104 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	58	26
Additional paid-in capital	413,593	392,744
Cumulative cash dividends paid/declared	(157,705)	(157,705)
Cumulative stock dividends paid/declared	(20,462)	—
Cumulative deficit	(192,662)	(165,626)
Accumulated other comprehensive loss	(22,447)	(23,076)

Total Stockholders’ Equity	20,375	46,363

Total Liabilities and Stockholders’ Equity	$261,189	$434,801

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES
Interest income from CMBS	$6,957	$24,719	$22,197	$46,171
Interest income from real estate loans	2,341	7,447	4,669	16,333
Interest income from cash and cash equivalents	5	194	16	616
Equity in (losses) earnings, net, of unconsolidated joint ventures	(64)	34	(1,663)	967
Fee income	239	156	652	253

Total Revenues	9,478	32,550	25,871	64,340

EXPENSES
Interest expense	7,582	13,782	14,076	29,197
Management fees, affiliate	961	1,874	2,171	3,701
General and administrative	1,607	1,937	4,389	3,917

Total Expenses	10,150	17,593	20,636	36,815

INCOME BEFORE OTHER GAINS (LOSSES)	(672)	14,957	5,235	27,525

OTHER GAINS (LOSSES)
Unrealized loss on financial assets financed with CDOs	(27,695)	(7,319)	(127,931)	(186,988)
Unrealized gain, net, on CDO related financial liabilities	26,384	29,942	121,969	276,516
Loss on interest rate swaps	(5,527)	(5,391)	(12,180)	(8,166)
Loss on impairment of CMBS	(3,854)	(273)	(18,366)	(99,852)
Unrealized loss, net, on real estate loans held for sale	—	(506)	—	(28,874)
Unrealized gain (loss) on non-CDO related interest rate swaps	—	8,199	13,860	(7,401)
Gain on exchange and cancellation of TRUPs	2,657	—	2,657	—
Loss on sale of real estate loan held for sale	—	(9,249)	—	(9,249)
Loss on termination of interest rate swaps	—	(1,370)	(12,280)	(1,370)

Total other gains (losses)	(8,035)	14,033	(32,271)	(65,384)

NET (LOSS) INCOME	$(8,707)	$28,990	$(27,036)	$(37,859)

Net (loss) income per share:
Basic	$(1.67)	$11.26	$(5.74)	$(14.72)

Diluted	$(1.67)	$11.25	$(5.74)	$(14.72)

Weighted average shares of common stock outstanding:
Basic	5,216,975	2,573,889	4,711,786	2,572,348

Diluted	5,217,794	2,576,135	4,715,575	2,576,230

Dividends declared per common share	$—	$3.00	$—	$6.00

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(In thousands)

	Common Stock		Additional Paid-in	Cumulative Cash Dividends Paid/	Cumulative Stock Dividends Paid/	Cumulative Earnings	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Declared	Declared	(Losses)	Income (Loss)
Balance at December 31, 2008	2,590	$26	$392,744	$(157,705)	$—	$(165,626)	$(23,076)	$46,363

Comprehensive loss:
Net loss						(27,036)		(27,036)
Amortization of swap termination costs							266	266
Amortization of unrealized losses on CDO related interest rate swaps in other comprehensive income at December 31, 2007							1,197	1,197
Unrealized gains (losses) on non-CDO CMBS available for sale							(834)	(834)

Total comprehensive income (loss)								(26,407)

Dividends declared/paid	2,398	24	20,438		(20,462)			—
Stock issued upon retirement of debt	849	8	374					382
Stock based compensation- restricted share awards			37					37

Balance at June 30, 2009	5,837	$58	$413,593	$(157,705)	$(20,462)	$(192,662)	$(22,447)	$20,375

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,036)	$(37,859)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization (accretion) of CMBS	15,273	(1,395)
Accretion of interest on junior subordinated notes	612	—
Amortization of debt issuance costs	67	1,771
Amortization of other comprehensive (income) loss related to CDO related interest rate swap agreements	1,462	1,397
Unrealized loss (gain) on CDO related financial assets and liabilities, net	5,962	(89,528)
Unrealized and realized (gains) losses on interest rate swaps	(1,580)	8,764
Unrealized loss on impairment of CMBS	18,366	99,852
Loss on sale of real estate loan held for sale	—	9,249
Gain on exchange and cancellation of TRUPs	(2,657)	—
Unrealized loss on real estate loans held for sale, net	—	28,874
Equity in (earnings) losses, net, from unconsolidated joint ventures	1,663	(967)
Distributions from unconsolidated joint ventures	—	1,252
Payment-in-kind (“PIK”) interest on real estate loan held for sale	—	(2,099)
Non-cash interest expense on junior subordinated debentures and notes	1,432	—
Non-cash expense related to shares issued for TRUPs exchange and cancellation	144	—
Stock compensation expense	37	211
Changes in assets and liabilities:
Decrease (increase) in other assets	202	(241)
Decrease in accrued interest receivable	2,477	978
Increase in due to/from affiliates, net	179	302
Increase (decrease) in accounts payable and accrued expenses and other liabilities, net	91	(662)

Net cash provided by operating activities	16,694	19,899

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated joint ventures	(1,529)	(2,231)
(Increase) decrease in restricted cash, net	(3,564)	5,534
Proceeds from sale of unconsolidated joint venture	—	39,448
Proceeds from repayment of real estate loans	3,701	7,471
Proceeds from sale of real estate loans held for sale	—	36,191

Net cash (used in) provided by investing activities	(1,392)	86,413

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,274)	(36,133)
Proceeds from repurchase agreements	—	1,556
Repayment of repurchase agreements	(5,000)	(112,119)
Repayment of CDO notes payable	(10,504)	—
Repayment of notes payable, net	(540)	—
Repayment of TRUPs	(227)	—
Payment of financing costs	—	(2,438)
Payment of interest rate swap termination costs	(3,280)	(1,370)

Net cash used in financing activities	(21,825)	(150,504)

Net decrease in cash and cash equivalents	(6,523)	(44,192)

Cash and cash equivalents at beginning of period	8,357	87,556

Cash and cash equivalents at end of period	$1,834	$43,364

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$21,359	$34,878

Non-cash note payable in satisfaction of interest rate swap agreements	$9,000	$—

Dividends declared but not paid	$—	$7,752

Stock issued as part of exchange and cancellation of TRUPs	$383	$—

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

The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. To maintain our status as a REIT, the Company is required to distribute at least 90% of our ordinary taxable income to shareholders, among other requirements. Additionally, management believes that the Company conducts its operations so as not to be regulated as an investment company under the Investment Company Act of 1940. We are not subject to regulation as an investment company under the Investment Company Act provided that we do not meet the definition of an investment company under the Investment Company Act, including Section 3(a)(1)(C). From time to time in the past, we have relied on the exclusion from investment company status provided by Section 3(c)(5)(C) of the Investment Company Act (and Section 3(c)(6) if, from time to time, we engaged in our real estate business through one or more majority-owned subsidiaries).

Subject to certain restrictions and limitations, the business of the Company is managed by JER Commercial Debt Advisors LLC (the “Manager”). The consolidated financial statements of JER Investors Trust Inc. include the accounts of the Company, six wholly-owned subsidiaries created in connection with the Company’s collateralized debt obligations (“CDO”), five wholly-owned subsidiaries established for financing purposes and the Company’s taxable REIT subsidiary (“TRS”). There are no balances or activities in the TRS and four of the financing subsidiaries.

2. GOING CONCERN

A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, the Company’s policy is to prepare its consolidated financial statements on a going concern basis unless it intends to liquidate its assets or has no other alternative but to liquidate its assets. As a result of the current level of available cash, the redirection of cash flow from CDO II, declines in cash flow from our non-CDO CMBS investments, and from our retained preferred shares in CDO I and the December 2009 maturity of the Company’s JPMorgan repurchase agreement facility, and unfunded capital commitments related to the Company’s investment in the US Debt Fund, there is substantial doubt about the Company’s ability to continue as a going concern. While the Company has prepared its consolidated financial statements on a going concern basis, if it is unable to successfully extend the maturity date of its repurchase agreement borrowings, reduce operating expenses, sell assets or receive additional funding, its ability to continue as a going concern may be impacted. Therefore, the Company may not be able to realize its assets and settle its liabilities in the ordinary course of business. The Company’s consolidated financial statements included in this Form 10-Q do not reflect any adjustments that might specifically result from the outcome of this uncertainty.

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

During 2009, the Company has exchanged $56.3 million of its trust preferred securities (“TRUPs”) into junior subordinated notes, and cancelled $3.7 million of its TRUPs thereby reducing quarterly cash interest payments from approximately $1.1 million per quarter on the TRUPs to approximately $0.1 million per quarter on the junior subordinated notes through April 2012. In addition, the Company amended its note payable to reduce monthly payments from approximately $0.4 million to $75 from July through September 2009, and amended its agreement with the Manager to reduce cash basis monthly base management fees to approximately $75 from April to September 2009. However, its primary source of free operating cash flow are its non-CDO CMBS investments. Cash flow from these investments have declined from approximately $6.9 million in the first quarter of 2009 to approximately $4.0 million in the second quarter of 2009 due to deteriorating macroeconomic and commercial real estate conditions evidenced by increasing delinquencies, special servicing activity and appraisal reductions on collateral for such investments. This decline in non-CDO CMBS cash flow has further adversely affected our liquidity.

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

Since the second half of 2007, there has been a significant widening of credit spreads in both the subordinate CMBS market which includes bonds rated BB+ through NR classes, and in the investment grade tranches of BBB- and above. In 2008 and early 2009, new issue CMBS volume has been a small fraction of the amount of issuance in 2006 and 2007. Credit spreads on recent secondary market trades, which have also been very limited, for typical BBB- CMBS bonds, are estimated to exceed 6,500 basis points at June 30, 2009 compared to approximately 5,000 basis points as of December 31, 2008 and approximately 900 basis points as of December 31, 2007. Additionally, the Company has seen significant widening of credit spreads on real estate loans, including B-Notes, mezzanine loans and whole mortgage loans.

More recently, due primarily to the impact of the US Treasury programs, specifically the Public-Private Investment Program (“PPIP”) and Term Asset-Backed Securities Loan Facility (“TALF”), AAA CMBS credit spreads have tightened. However, given that the Company’s CMBS portfolio is generally not highly rated, and therefore not eligible for these programs, it has not seen valuations or availability of financing improve for its CMBS investments.

The Company finances certain of its investments with a repurchase agreement that is subject to margin calls. Under the terms of the repurchase agreement, the value of assets underlying the debt is marked-to-market by the counterparty at its discretion, as frequently as on a daily basis. If the value of the underlying asset declines, the counterparty has the ability to require us to post additional margin—cash or other collateral—to compensate for the decline in value of the asset. As a result of spread widening and a reduction in advance rates during 2007 and 2008, the Company had significant margin calls on its repurchase agreement facilities in those periods.

The Company has had no margin calls on its repurchase agreement during 2009, however, during the three and six months ended June 30, 2009, the Company paid $2.3 million and $5.0 million, respectively, in scheduled amortization, as well as $0.8 million of scheduled amortization subsequent to June 30, 2009 through August 7, 2009 on its repurchase agreements, reducing such borrowings to $10.4 million as of August 7, 2009.

In the event the Company is unable to maintain or extend existing and/or secure new lines of credit or collateralized financing on favorable terms, its ability to continue as a going concern may be significantly impacted. In the event the Company’s current short-term credit facility is not extended or extended with lower advance rates on collateral, the Company may be required, among other actions, to sell assets at potentially unfavorable prices to payoff such facility which may reduce earnings and operating cash flow.

Since December 31, 2008, the Company has seen a significant increase in CMBS 60-day and greater delinquencies and CMBS loan collateral entering its CMBS special servicing portfolio. The 60-day and greater delinquencies on loan collateral underlying our CMBS “first-loss” investments was 249 basis points at June 30, 2009 compared to 83 basis points at December 31, 2008. The CMBS special servicing portfolio balance was $713.5 million, $2.8 billion and $3.0 billion at December 31, 2008, June 30, 2009 and August 5, 2009, respectively. Due to the continued tightening of credit, declining real estate values, and worsening macro-economic environment, in conjunction with the significant increase in its CMBS special servicing portfolio, the Company increased its loan loss projections associated with the real estate loan collateral underlying its “first-loss” CMBS portfolio, which represented approximately 3,500 loans with an unpaid principal balance of approximately $47 billion at June 30, 2009. As of June 30, 2009, the Company increased projected future loan losses on such collateral to approximately $1.4 billion from $1.2 billion at March 31, 2009 and $964.1 million at December 31, 2008. In addition, the Company accelerated the projected timing of these losses, with most of the loss increase projected to occur in 2009 and 2010. This increase in loss projections results in lower projected future cash flows from its “first-loss” CMBS investments, and, in part, caused the Company to recognize a $3.9 million and $18.4 million CMBS impairment charge, respectively, during the three and six months ended June 30, 2009. Such losses may be increased in the future in the event that collateral performance and macroeconomic conditions deteriorate.

The Company does not currently know the full extent to which the current market disruption will affect it or the markets in which it operates, and the Company is unable to predict its length or ultimate severity. If the challenging conditions continue, the Company may experience further tightening of liquidity, increased credit losses, impairment charges as well as additional challenges in raising capital or obtaining and maintaining investment financing on attractive terms. Decisions by investors and lenders to enter into transactions with the Company will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. These market developments have had a significant adverse impact on the Company’s liquidity position and its ability to achieve its long- term objectives. The Company’s liquidity, results of operations and financial condition have been and may continue to be adversely impacted if market conditions continue as is or further deteriorate.

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

Restricted Cash

As of June 30, 2009 and December 31, 2008, restricted cash primarily consists of available replenishment pool collateral related to CDO II.

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

Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants. In addition, the Company adopted FSB FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly, effective June 30, 2009 which provides guidance in determining the fair value for an asset or liability in a non-active or non-orderly market.

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

Other Than Temporary Impairment

The Company accounts for its commercial mortgage backed securities (“CMBS”) assets not pledged to its CDOs in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). The Company generally classifies such CMBS investments as available-for-sale because the Company may dispose of them prior to maturity in response to changes in the market, liquidity needs or other events.

Under the guidance of FASB Staff Position 99-20-1, “Amendments to the Impairment Guidance of EITF Issue 99-20” (“FSP EITF 99-20-1”), when based on current information and events there has been an adverse change in cash flows expected to be collected from those previously estimated, an other-than-temporary impairment is deemed to have occurred. A change in expected cash flows is considered adverse under the guidance of EITF 99-20-1 when the present value of current period estimates of future cash flows are lower than the present value of the previous period estimates (both discounted using the current yield), as adjusted for receipts in the interim period, and the current estimated fair value is less than the asset’s carrying value. FSP FAS 115-2 (defined below under New Accounting Pronouncements) provides additional guidance for other-than-temporary impairments on debt securities and provides for the bifurcation of other-than-temporary impairments into (i) amounts related to credit losses which are recognized through earnings, and (ii) amounts related to all other factors which are recognized as a component of other comprehensive income. If the Company cannot assert that (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis, then the entire other-than-temporary impairment is recognized through earnings. The portion of the other-than-temporary impairment related to credit losses is calculated by comparing the amortized cost of the security to the present value of cash flows expected to be collected, discounted at the security’s current yield, and is recognized through earnings on the consolidated statement of operations. The portion of the other-than-temporary impairment related to all other factors is generally recognized as a component of other comprehensive income/(loss) on the consolidated balance sheet. A portion of other-than-temporary impairments recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through other comprehensive income/(loss) are amortized over the life of the security with no impact on earnings. The amortized cost basis of a security is adjusted by the amount of other-than-temporary impairment recognized through earnings.

For the non-CDO CMBS securities that were deemed other-than-temporarily impaired, the Company could not assert that it is more likely than not it will not have to sell the security before recovery of its cost basis given the Company’s current financial condition and liquidity needs. Accordingly, the Company has continued to record all other-than-temporary impairment charges through earnings and has not bifurcated any amount to other comprehensive income in accordance with FSP FAS 115-2.

For CMBS pledged to its CDOs, the Company previously elected the fair value option in accordance with SFAS No. 159 and accounts for those securities at fair value with changes in fair value from period to period recorded through earnings.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheets as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Ineffectiveness, if any, is recorded in the income statement. The net gain or loss related to the termination of a derivative instrument with ongoing indebtedness remains in accumulated other comprehensive income (loss) and is amortized into earnings during the same period in which the original hedged transaction affects earnings when it is probable that the forecasted transaction will occur within the originally specified time period. The Company periodically reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly as required by the standard. In the event a cash flow hedge is no longer highly effective or it becomes probable that a forecasted transaction being hedged will not occur as anticipated, then cash flow hedge accounting is no longer applicable and the changes in fair value of the hedge will be recorded as unrealized gains and losses in the income statement. Additionally, any amount accumulated in other comprehensive income will be charged to earnings in the period in which the Company loses hedge accounting. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS No. 133. See Note 11 for information related to our interest rate swap agreements outstanding as of June 30, 2009 and December 31, 2008. As of June 30, 2009 and December 31, 2008, the Company had no fair value or cash flow hedges.

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

As of June 30, 2009, the Company has 819 shares of potentially dilutive common stock which represents less than 0.1% of outstanding shares.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). The Company’s accumulated other comprehensive income (loss) is comprised primarily of unrealized gains and losses on securities categorized as available-for-sale, swap termination costs amortized through a charge to interest expense over the life of the hedge and from net unrealized gains and losses on certain derivative instruments accounted for as cash flow hedges through December 31, 2007. During both the three and six months ended June 30, 2009 and 2008, the Company amortized a net amount of $0.7 million and $1.4 million, respectively, from accumulated other comprehensive income (loss) to loss on interest rate swaps related to discontinued hedge accounting and terminated cash flow hedges more fully described in Note 11. Total comprehensive income (loss) for the six months ended June 30, 2009 and 2008 was $(26.4) million and $21.2 million, respectively.

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

Interest income on CMBS investments is recognized on the effective interest method as required by EITF 99-20 (as amended by FSP EITF 99-20-1). Under EITF 99-20 and FSP EITF 99-20-1, management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the Company’s allocated purchase prices. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing of and magnitude of projected credit losses on the mortgage loans underlying the securities have to be estimated, which involves significant judgments. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and the Company’s interest income. As a result, actual results may differ significantly from these estimates.

With respect to the Company’s CMBS investments, when an other-than-temporary impairment is deemed to have occurred, the Company will adjust the amortized cost basis of the security in accordance with the guidance in FSP FAS 115-2 (see CMBS - Other Than Temporary Impairment below). After adjusting the amortized cost basis of the security for amount of the other than temporary impairment charge recognized through earnings, interest income is recognized prospectively using the market yield for the security used in establishing the current estimated fair value. The Company uses the same interest income methodology for both available for sale securities and for those securities for which the fair value option was elected.

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

The 2005 through 2007 tax years remain subject to examination by taxing authorities. The Company classifies interest and penalties related to uncertain tax positions, if any, in its general and administrative expense on its consolidated statements of operations. There were no penalties related to uncertain tax positions for all periods prior to June 30, 2009.

Loan Loss Provisions

The Company purchases and originates commercial real estate mortgage and mezzanine loans. Loans carried at cost, if any, are evaluated for possible impairment on a quarterly basis. In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment occurs when it is deemed probable the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company will establish a reserve for loan losses and a corresponding charge to earnings through the provision for loan losses. Significant judgments are required in determining impairment, which includes making assumptions regarding the value of the loan, the value of the real estate or partnership interests that secure the loan and any other applicable provisions, including guarantee and cross-collateralization features, if any. There were no loan loss reserves recorded as of June 30, 2009 and December 31, 2008, respectively, and there were no provisions for loan losses recorded during the three and six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009 and December 31, 2008, the Company reflected all real estate loans at fair value on the consolidated balance sheet.

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

The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria under SFAS No. 140. In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This statement removes the concept of a qualifying special purpose entity (SPE) from SFAS No. 140 and eliminates the exception for qualifying SPEs from the consolidation guidance of FIN No. 46(R). The Company will adopt SFAS No. 166 on January 1, 2010 and is currently evaluating the impact on its consolidated financial statements, however, it currently believes that the presentation of its consolidated financial statements may prospectively change significantly upon adoption.

The table below details information about the Company’s CMBS investments, including the purchase date, the face amount of the total CMBS issuance, the original and current face amounts of our CMBS investments, and the amortized cost of our CMBS investments as of June 30, 2009 and December 31, 2008 (in thousands):

CMBS Trust	Investment Date	Total Original Face Amount of CMBS Issuance	Original Face Amount of Investment	Face Amount as of		Amortized Cost (1) as of
				June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
MACH One 2004-1	July 2004	$643,261	$50,637	$31,724	$47,897	$2,530	$5,191
CSFB 1998-C1 (2)	August 2004	2,482,942	12,500	12,500	12,500	3,200	4,256
CSFB 2004-C4	November 2004	1,138,077	52,976	43,098	43,098	4,511	6,580
MLMT 2004-BPC1	November 2004	1,242,650	76,986	48,547	48,547	6,134	9,251
JPMCC 2004-C3	December 2004	1,517,410	81,561	63,154	63,154	6,429	11,248
JPMCC 2005-CIBC11	March 2005	1,800,969	70,035	64,914	64,914	4,490	8,942
BACM 2005- 1	April 2005	2,322,091	84,663	72,163	72,163	9,086	13,621
LB UBS 2005-C2 (2)	April 2005	1,942,131	7,000	4,500	4,500	872	1,752
CSFB 2005-C2	May 2005	1,614,084	82,261	61,695	65,697	193	3,128
LB UBS 2005-C3	June 2005	2,060,632	39,335	39,335	39,335	977	2,917
JPMCC 2005-CIBC12	July 2005	2,167,039	70,429	70,405	70,405	413	5,289
JPMCC 2005-LDP4	September 2005	2,677,075	90,352	90,352	90,352	5,515	10,428
MSCI 2005-IQ10	October 2005	1,546,863	55,274	55,274	55,274	3,699	6,883
MLMT 2005 CK I1	December 2005	3,073,749	96,066	88,246	96,066	7,623	11,754
MSC 2006 HQ8	March 2006	2,731,231	105,707	105,707	105,707	7,111	13,315
JPMCC 2006-CIBC15	June 2006	2,118,303	71,493	71,493	71,493	280	5,829
CGCMT 2006-C4	June 2006	2,263,536	84,395	84,395	84,395	5,004	10,974
MSCI 2006- HQ9	August 2006	2,565,238	81,338	81,338	81,338	6,772	10,399
MLMT 2006- C2	August 2006	1,542,697	60,067	60,067	60,067	1,869	9,951
JPMCC 2006- LDP8	September 2006	3,066,028	107,158	107,158	107,158	7,329	15,279
CD 2006- CD3	October 2006	3,571,361	110,713	108,795	110,713	6,723	11,513
MSCI 2007- HQ11	February 2007	2,417,647	89,530	88,895	88,895	6,702	11,109
GCCFC 2007- GG9 (2)	March 2007	6,575,924	34,167	34,167	34,167	3,281	6,185
JPMCC 2007- LDP10	March 2007	5,331,517	151,616	151,616	151,616	2,233	15,643
WAMU 2007- SL3 (2)	June 2007	1,284,473	6,500	6,500	6,500	866	1,465
JPMCC 2007- LDP12	August 2007	2,310,556	81,402	81,402	81,402	4,593	7,845

Total		$62,007,484	$1,854,161	$1,727,440	$1,757,353	$108,435	$220,747

(1)

The decline in amortized cost from December 31, 2008 to June 30, 2009 is due primarily the recognition of impairments totaling $18.4 million and basis writedowns totaling $78.7 million during the six months ended June 30, 2009.

(2)	Represents an investment where we have only invested in the classes that are senior to “first-loss” CMBS bonds issued by the trust.

The Company’s maximum carrying value exposure to loss as a result of its investment in these securities totaled $108.4 million and $220.7 million as of June 30, 2009 and December 31, 2008, respectively. However, the Company has reduced its maximum economic loss exposure through the use of non-recourse financing vehicles for these investments financed by CDOs.

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

In April 2007, the Company created a trust subsidiary for the purpose of issuing TRUPs. The trust is considered a VIE under FIN 46(R) and it was determined that the Company is not the primary beneficiary of the trust as the Company does not hold a variable interest in the Trust. Accordingly, the trust is accounted for using the equity method of accounting. In May 2009, the Company entered into an agreement to exchange and cancel all TRUPs issued through this subsidiary and it intends to dissolve this subsidiary in the future. Refer to Note 9 for further details.

In December 2007, the Company entered in an agreement to invest up to $10.0 million into a fund, defined as the JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”) established to buy loans secured, directly or indirectly, by commercial real estate, including B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products such as CMBX. Excluded investments for the US Debt Fund include non-performing loans, fee-simple ownership interests in real estate, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by us or an affiliate of our Manager and net leased real estate assets. The US Debt Fund is not considered a VIE under FIN 46(R). Accordingly, the US Debt Fund investment is accounted for using the equity method of accounting and is reflected in investment in unconsolidated joint ventures on the consolidated balance sheets.

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

In April of 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP (i) affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction (ii) clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active and (iii) eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence and (i) includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly (ii) requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable and (iii) applies to all fair value measurements when appropriate. FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 157-4 as of June 30, 2009 and determined it does not have a material impact on its consolidated financial statements.

In April of 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP (i) changes existing guidance for debt securities in determining whether an impairment is other than temporary, (ii) requires management to assert (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis in order to deem an impairment temporary, (iii) provides for the bifurcation of other-than-temporary impairments into amounts related to credit losses which are recognized through earnings, and amounts related to all other factors which are recognized as a component of other comprehensive income, (iv) requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income, and (vi) when adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. The FSP did not change the method for measuring the amount of the impairment provided by ETIF 99-20 and FSP EITF 99-20-1. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The Company adopted FSP FAS 115-2 and FAS 124-2 as of June 30, 2009.

In April of 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FSP 107-1. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company adopted FSP FAS 107-1 and APB 28-1 as of June 30, 2009 and determined they do not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This SFAS (i) removes the concept of a qualifying special purpose entity (SPE) from SFAS No. 140 and eliminates the exception for qualifying SPEs from the consolidation guidance of FIN No. 46(R), (ii) amends and clarifies the unit of account eligible for sale accounting as an entire financial asset, group of assets or a participating interest in an entire financial asset, (iii) requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of assets accounted for as a sale. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with earlier adoption prohibited. The Company will adopt SFAS No. 166 on January 1, 2010 and is currently evaluating the impact on its consolidated financial statements, however, it currently believes that the presentation of its consolidated financial statements may prospectively change significantly upon adoption.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (Statement 167), which (i) addresses the effects of eliminating the qualifying special-purpose entity (QSPE) concept from FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (Statement 140), and (ii) responds to concerns about the application of certain key provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)), including concerns over the transparency of enterprises’ involvement with variable interest entities (VIEs). This SFAS (i) requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, (b) amends FIN 46(R)’s consideration of related party relationships in the determination of the primary beneficiary of a VIE by providing, among other things, an exception with respect to de facto agency relationships in certain circumstances, (c) amends certain guidance in FIN 46(R) for determining whether an entity is a VIE, which may change an enterprise’s assessment of which entities with which it is involved are VIEs, (d) requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and (e) requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS No. 167 is effective as of the beginning of an enterprise’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter, with earlier application prohibited. The Company will adopt SFAS No. 167 on January 1, 2010 and is currently evaluating the impact on its consolidated financial statements, however, it currently believes that the presentation of its consolidated financial statements may prospectively change significantly upon adoption.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

5. FAIR VALUE MEASUREMENTS

Election of the Fair Value Option (“FVO”) Under SFAS No. 159

The Company adopted SFAS No. 159 on January 1, 2008 and elected the FVO to measure all of its financial assets and liabilities associated with our CDO I and II financings at fair value. The Company elected the FVO to provide a consistent balance sheet presentation of the fair value of both the assets and liabilities associated with those CDO financings. As a result of our election of the FVO, all changes in fair value of the elected assets and liabilities are recognized through a charge to earnings. The following financial assets and liabilities were accounted for using the FVO as of June 30, 2009:

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

•

CMBS investments are carried at fair value on a recurring basis—The fair value of CMBS investments is determined primarily by its internal valuation models which the Company compares to non-binding dealer quotes. In its internal valuation models, management employs a discounted cash flow model approach which utilizes prepayment and loss assumptions based upon historical experience, economic factors and forecasts and the characteristics of the underlying cash flows. Management determines the applicable discount rates based on current credit spreads as reflected in information provided by issuers of the securities, comparable deals purchased or traded in the marketplace, if available, the CMBX indices and other derivative trading markets, rates of return required by other real estate debt and equity investment vehicles and market interest rates, among other factors. The discount rates employed also consider the vintage and credit ratings of the bonds being valued. The Company has classified all CMBS investments as Level 3 assets as there are limited observable transactions related to these investments in the current market.

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

•

Interest rate swap agreements—The fair value of its interest rate swap agreements is determined using market observable inputs such as a market based yield curve and other factors determined by management, such as the credit valuation adjustment related to our credit risk and the counterparty credit risk. The Company classifies all interest rate swap agreements as Level 2 assets or liabilities due to significant trading activity in this market and the insignificance of the credit valuation adjustment relative to the June 30, 2009 fair value of our interest rate swaps.

Assets and liabilities carried at fair value on a recurring basis

The following table sets forth assets and liabilities carried at fair value on a recurring basis on the balance sheet as of June 30, 2009. Assets and liabilities have been grouped in their entirety based on the lowest level of input that is significant to the fair value measurement as required by SFAS No. 157. All of our assets and liabilities, except for interest rate swap agreements, are carried at fair value and have been designated as Level 3, in part, due to the lack of observable market data. In considering whether observable market data existed, we considered whether the markets for our assets and liabilities were illiquid. In general, we consider a market to be illiquid primarily due to the significant decrease in new issue CMBS and CDO commercial real estate securitization volume and limited secondary market trading on previous issues.

	Fair Value Measurement as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CMBS, at fair value:
CMBS financed by CDOs, at fair value	$91,182	$—	$—	$91,182
CMBS not financed by CDOs, at fair value	17,339	—	—	17,339
Real estate loans, held for investment, at fair value	137,993	—	—	137,993

Total Assets	$246,514	$—	$—	$246,514

Liabilities:
CDO notes payable, at fair value	$116,129	$—	$—	$116,129
Interest rate swap agreements, at fair value, related to CDOs	41,217	—	41,217	—

Total Liabilities	$157,346	$—	$41,217	$116,129

The following tables present a summary of the changes in the fair values for the three and six months ended June 30, 2009 of Level 3 assets and liabilities carried at fair value as of June 30, 2009.

Level 3 Fair Value Measurements for the Three Months Ended June 30, 2009
			Gains/(Losses) Included in Income
	FVO Election (Yes/No)	Beginning Balance as of March 31, 2009	Unrealized	Realized	Transfer from Accumulated Other Comprehensive Income to Gains (Losses)	Total Gains (Losses)	Transfer to Accumulated Other Comprehensive Income	Purchases, Sales, Repayments, Issuances, & Settlements, net	Premium/ Discount Amortization	Transfers (In)/Out of Level 3	Ending Balance as of June 30, 2009	Gains/ (Losses) Included in Earnings Related to Assets/ Liabilities held at June 30, 2009
Financial Assets:
CMBS, at fair value:
CMBS, financed by CDOs, at fair value	Yes	$111,812	$(13,919)	$—	$—	$(13,919)	$—	$—	$(6,711)	$—	91,182	$(13,919)
CMBS, not financed by CDOs, at fair value	No	23,616	(3,854)	—	—	(3,854)	9	—	(2,432)	—	17,339	(3,854)
Real estate loans, held for investment, at fair value	Yes	152,032	(13,776)	—	—	(13,776)	—	(263)	—	—	137,993	(13,776)

Total Assets		$287,460	$(31,549)	$—	$—	$(31,549)	$9	$(263)	$(9,143)	$—	$246,514	$(31,549)

Financial Liabilities:
CDO notes payable, at fair value, related to CDOs	Yes	$(127,400)	$5,461	$—	$—	$5,461	$—	$5,810	$—	$—	$(116,129)	$5,461

Total Liabilities		$(127,400)	$5,461	$—	$—	$5,461	$—	$5,810	$—	$—	$(116,129)	$5,461

Gains and Losses (Realized and Unrealized) Included In Earnings for the Three Months Ended June 30, 2009
	Loss on CMBS Financed by CDO’s	Loss on CMBS Not Financed by CDOs	Loss on Real Estate Loans Held for Investment	Total Losses
Financial Assets:
Total gains (losses) included in earnings for the period	$(13,919)	$(3,845)	$(13,776)	(31,540)

Change in unrealized gains or losses related to financial assets still held at reporting date	$(13,919)	$(3,845)	$(13,776)	$(31,540)

	Gain on CDO Notes Payable	Total Gains
Financial Liabilities:
Total gains (losses) included in earnings for the period	$5,461	$5,461

Change in unrealized gains or losses related to financial liabilities still held at reporting date	$5,461	$5,461

Level 3 Fair Value Measurements for the Six Months Ended June 30, 2009
			Gains/(Losses) Included in Income
	FVO Election (Yes/No)	Beginning Balance as of December 31, 2008	Unrealized	Realized	Transfer from Accumulated Other Comprehensive Income to Gains (Losses)	Total Gains (Losses)	Transfer to Accumulated Other Comprehensive Income	Purchases, Sales, Repayments, Issuances, & Settlements, net	Premium/ Discount Amortization	Transfers (In)/Out of Level 3	Ending Balance as of June 30, 2009	Gains/ (Losses) Included in Earnings Related to Assets/ Liabilities held at June 30, 2009
Financial Assets:
CMBS, at fair value:
CMBS, financed by CDOs, at fair value	Yes	$180,210	$(79,645)	$—	$—	$(79,645)	$—	$—	$(9,383)	$—	$91,182	$(79,645)
CMBS, not financed by CDOs, at fair value	No	42,432	(18,366)	—	—	(18,366)	(833)	—	(5,894)	—	17,339	(18,366)
Real estate loans, held for investment, at fair value	Yes	189,980	(48,286)	—	—	(48,286)	—	(3,701)	—	—	137,993	(48,286)

Total Assets		$412,622	$(146,297)	$—	$—	$(146,297)	$(833)	$(3,701)	$(15,277)	$—	$246,514	$(147,963)

Financial Liabilities:
CDO notes payable, at fair value, related to CDOs	Yes	$(211,695)	$85,062	$—	$—	$85,062	$—	$10,504	$—	$—	$(116,129)	$85,062

Total Liabilities		$(211,695)	$85,062	$—	$—	$85,062	$—	$10,504	$—	$—	$(116,129)	$85,062

Gains and Losses (Realized and Unrealized) Included In Earnings for the Six Months Ended June 30, 2009
	Loss on CMBS Financed by CDO’s	Loss on CMBS Not Financed by CDOs	Loss on Real Estate Loans Held for Investment	Total Losses
Financial Assets:
Total gains (losses) included in earnings for the period	$(79,645)	$(19,199)	$(48,286)	(147,130)

Change in unrealized gains or losses related to financial assets still held at reporting date	$(79,645)	$(19,199)	$(48,286)	$(147,130)

	Gain on CDO Notes Payable	Total Gains
Financial Liabilities:
Total gains (losses) included in earnings for the period	$85,062	$85,062

Change in unrealized gains or losses related to financial liabilities still held at reporting date	$85,062	$85,062

6. CMBS

The following is a summary of the Company’s CMBS investments as of June 30, 2009 and December 31, 2008:

		June 30, 2009 ($ in thousands)
Security Description	Face Amount	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
			Gains	Losses		Coupon	Yield (4)	Term (yrs)
CMBS not financed by CDOs (1)(3)	$428,737	$17,330	$9	$—	$17,339	5.2%	57.0%	5.8
CMBS financed by CDO I (2)	418,748	44,880	12	—	44,892	4.9%	41.5%	7.9
CMBS financed by CDO II (2)	879,955	46,225	65	—	46,290	5.2%	51.1%	7.8

	$1,727,440	$108,435	$86	$—	$108,521	5.1%	47.5%	7.5

		December 31, 2008 ($ in thousands)
Security Description	Face Amount	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
			Gains	Losses		Coupon	Yield (4)	Term (yrs)
CMBS not financed by CDOs (1)(3)	$449,732	$41,590	$842	$—	$42,432	5.2%	43.3%	7.5
CMBS financed by CDO I (2)	418,748	76,886	—	—	76,886	4.9%	30.6%	8.7
CMBS financed by CDO II (2)	888,873	102,271	1,053	—	103,324	5.2%	36.9%	8.4

	$1,757,353	$220,747	$1,895	$—	$222,642	5.1%	35.6%	8.3

(1)

Fair values of CMBS not financed by CDOs are based on SFAS No. 157 and such CMBS were accounted for as available for sale securities pursuant to SFAS No. 115 and EITF 99-20 and thereby subject to potential other than temporary impairment charges. As a result of recording impairments during the six months ended June 30, 2009 and the twelve months ended December 31, 2008, the amortized costs of these CMBS securities have been written down to their estimated fair value at June 30, 2009 and December 31, 2008, respectively. Subsequent to June 30, 2009, unrealized gains/losses, if any, that are not impairments will be included in other comprehensive income (loss).

(2)

Fair values of CMBS financed by CDOs are based on SFAS No. 157 and such CMBS were accounted for using the fair value election pursuant to SFAS No. 159 as of January 1, 2008 and are not subject to other than temporary impairment charges as changes in fair value are recorded as a component of other gains (losses) in the consolidated statement of operations. During the six months ended June 30, 2009 and the twelve months ended December 31, 2008, the Company recorded $78.7 million and $606.8 million, respectively, of reductions in the amortized cost basis of CMBS assets financed by CDOs pursuant to EITF 99-20 and SFAS No. 159.

(3)

For the CMBS investments financed via repurchase agreements which had a fair value of $16.6 million and $40.2 million, respectively, at June 30, 2009 and December 31, 2008, total borrowings outstanding were $11.1 million and $16.1 million, respectively.

(4)	Yield is based on amortized cost.

The Company’s valuation and income recognition processes involves estimating loss adjusted cash flows over the expected term of the securities and determining an effective yield to maturity based on those cash flow estimates. For CMBS, if there is an adverse change in the net present value of projected cash flows from those estimated in the previous period, and the fair value of the security is below its amortized cost basis, the Company will reduce the amortized cost basis to fair value, pursuant to EITF 99-20. Additionally, if CMBS assets are in a significant unrealized loss position for an extended period of time, the Company will consider reducing the amortized cost basis to fair value pursuant to guidance outlined in EITF 99-20, FSP 115-1, FSP 115-2, SFAS No. 124-2 and SAB 59. For assets in which we did not elect the FVO, this would result in an other than temporary impairment charge on the consolidated statement of operations. The composition of other than temporary non-cash impairment charges is as follows (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Reason for Loss	2009	2008	2009	2008
Declines in cash flows (1)	$3,850	$273	$14,551	$2,356
Declines in fair value (2)	5	—	3,815	97,530

	$3,854	$273	$18,366	$99,886

(1)	Losses driven by declines in cash flows are related to declines in the projected net present value of future cash flows pursuant to EITF 99-20
(2)

Losses driven by an other than temporary decline in fair value is due to widening of credit spreads for CMBS investments since the first half of 2007, resulting in both increased severity of the level of unrealized losses as well as increased duration of such losses.

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

As of June 30, 2009 and December 31, 2008, the mortgage loans in the underlying collateral pools for all CMBS were secured by properties of the types and in the geographies identified below:

Location (1)	June 30, 2009	December 31, 2008	Property Type (1)	June 30, 2009	December 31, 2008
California	15.4%	15.4%	Office	31.7%	31.7%
New York	11.9%	11.9%	Retail	30.7%	30.7%
Texas	6.5%	6.5%	Residential (2)	15.2%	15.4%
Florida	5.8%	5.8%	Hospitality	7.1%	7.2%
Virginia	4.7%	4.6%	Industrial	5.4%	5.2%
Other (3)	54.9%	55.0%	Other (3)	9.1%	9.0%
Re-REMIC (4)	0.8%	0.8%	Re-REMIC (4)	0.8%	0.8%

Total	100.0%	100.0%	Total	100.0%	100.0%

(1)

Percentages are based on the unpaid principal balance of the underlying loans in our CMBS investments. Classifications are based on the National Council of Real Estate Investment Fiduciaries’ (“NCREIF”) standard categories.

(2)	Residential primarily consists of multi-family apartment buildings, mobile home parks, and student housing.
(3)	No other individual state or property type comprises more than 4.0% of the total as of June 30, 2009 and December 31, 2008, respectively.
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

During the six months ended June 30, 2009 and 2008, the Company made no new CMBS investments.

7. REAL ESTATE LOANS

At June 30, 2009 and December 31, 2008, the Company’s real estate loans consisted of the following.

	As of June 30, 2009 ($ in thousands)
Description	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Gain/ (Loss)	Weighted Average Effective Interest Rate Based on Amortized Cost	Range of Maturity Dates (2)
Real estate loans, held for investment (1)
First mortgage loan participations	$43,639	$43,639	$25,569	$(18,070)	3.9%	February 2010 - February 2011
Mezzanine loans	226,648	226,383	112,424	(113,959)	3.3%	October 2009 - August 2010

	$270,287	$270,022	$137,993	$(132,029)	3.4%

	As of December 31, 2008 ($ in thousands)
Description	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Gain/ (Loss)	Weighted Average Effective Interest Rate Based on Amortized Cost	Range of Current Maturity Dates (2)
Real estate loans, held for investment (1)
First mortgage loan participations	$47,077	$47,077	$28,555	$(18,522)	4.1%	February 2009
Mezzanine loans	226,913	226,647	161,425	(65,222)	4.0%	May 2009 - November 2009

	$273,990	$273,724	$189,980	$(83,744)	4.0%

(1)	Carrying value based on fair value in accordance with SFAS No. 157.
(2)	Loans have extension options which could extend maturity dates to November 2010 to June 2012.

As of June 30, 2009 and December 31, 2008, real estate loans were directly or indirectly secured by properties of the types and in the geographies identified below:

Location (1)	June 30, 2009	December 31, 2008	Property Type (1)	June 30, 2009	December 31, 2008
Real estate loans, held for investment			Real estate loans, held for investment
New York	16.8%	17.9%	Hospitality	61.1%	60.4%
Hawaii	15.2%	15.0%	Office	22.7%	22.4%
California	12.5%	12.4%	Multi-use	10.7%	11.7%
Texas	7.8%	7.6%	Retail	5.5%	5.5%
Florida	6.6%	6.5%	Multifamily	0.0%	0.0%
Puerto Rico	6.5%	6.4%	Healthcare	0.0%	0.0%
Georgia	5.5%	5.4%
Other (2)	29.1%	28.8%

	100.0%	100.0%		100.0%	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans.
(2)	No other individual state comprises more than 5.0% of the total as of June 30, 2009 and December 31, 2008.

As of June 30, 2009 and December 31, 2008, the Company’s real estate loans were financed by CDO II.

During the six months ended June 30, 2009 and 2008, the Company made no investments in real estate loans.

During the six months ended June 30, 2009 and 2008, the Company received repayments of $3.7 million and $7.5 million, respectively, related to outstanding principal balances on certain real estate loans.

During the six months ended June 30, 2008, the Company sold a whole mortgage loan classified as held for sale with a face amount of $45.0 million and an amortized cost basis of $45.4 million for $36.6 million. The Company repaid $26.4 million in related borrowings under its repurchase agreement and generated $8.8 million in net cash proceeds after paying related transaction costs. The Company recorded a $9.2 million loss in connection with the sale of this loan.

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

On December 4, 2008, the Company, JER Fund IV and CalPERS entered into an amendment to the US Debt Fund’s amended and restated limited partnership agreement (the “LPA”) with CalPERS, extending the US Debt Fund’s commitment period for an additional one year period, from December 11, 2008 to December 11, 2009. In addition, pursuant to the amendment, the US Debt Fund’s general partner is not required by the LPA to allocate new investment opportunities to the US Debt Fund. Finally, the amendment provides that commencing on December 11, 2008 through and including December 11, 2009, the management fee payable by CalPERS to the US Debt Fund’s general partner shall be calculated to (i) include CalPERS’ pro-rata share of the outstanding principal balance on the US Debt Fund’s revolving credit facility with WestLB AG New York Branch and (ii) exclude CalPERS’ pro-rata share of unrestricted cash and cash equivalents held by the US Debt Fund. Prior to the amendment, the US Debt Fund paid to the Company and JER Fund IV a base management fee equal to 1.5% on drawn capital and up to 20% of the aggregate profits earned and distributed by the US Debt Fund (after limited partners receive distributions equal to their initial investment and a specified preferred rate of return thereon). The Company and JER Fund IV divide the management and incentive fees on a 50%-50% basis. The Company recognized management fee income from the US Debt Fund of $0.2 million and $0.1 million during the three months ended June 30, 2009 and 2008, respectively, and $0.5 million and $0.2 million during the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009 and December 31, 2008, the Company made capital contributions of $4.9 million and $3.4 million, respectively, in the US Debt Fund, which is reflected in investments in unconsolidated joint ventures on the Company’s consolidated balance sheets. During the three months ended June 30, 2009 and 2008, the Company recorded $(64) and $34 of equity in earnings (losses) from the US Debt Fund, respectively, and $(1.7) million and $(0.1) million for the six months ended June 30, 2009 and 2008, respectively.

The decline in liquidity and lack of available financing may make it difficult for the Company to meet future capital calls from the US Debt Fund. A failure by the Company to fund its portion of future capital calls may adversely impact its investment in and management fees earned from the US Debt Fund, and lead to, among other items, payment of penalty interest and/or dilution of the Company’s current investment interests.

9. CDO NOTES PAYABLE, REPURCHASE AGREEMENTS, JUNIOR SUBORDINATED DEBENTURES, JUNIOR SUBORDINATED NOTES AND NOTES PAYABLE

CDO Notes Payable

On October 17, 2006, the Company issued its second CDO through two wholly-owned subsidiaries of the Company, JER CRE CDO 2006-2, Limited and JER CRE CDO 2006-2, LLC (collectively “CDO II”). CDO II is secured by $1.2 billion par value of collateral interests consisting of CMBS, mezzanine loan interests, first mortgage loan interests, Re-REMIC securities, and real estate CDO securities. CDO II issued privately placed notes totaling $768.4 million initially rated AAA through BBB- (“CDO II Investment Grade Notes”). The Company purchased a portion of the CDO II Investment Grade Notes and retained all of the non-investment grade notes and preferred shares. $708.3 million of Investment Grade Notes were issued to third parties consisting of $47.0 million of fixed rate notes with a weighted average interest rate of 5.8% and $661.3 million of floating rate notes with a weighted average interest rate of LIBOR plus 62 basis points, excluding amortization of fees and expenses, over applicable LIBOR rates. The CDO II Investment Grade Notes have a remaining expected average maturity of 5.4 years as of June 30, 2009. CDO II has a replenishment collateral pool of up to $275.0 million that would allow replenishment of proceeds of real estate loans that are paid off within five years from the closing of the transaction, subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture and satisfaction of certain other requirements. During the six months ended June 30, 2009 and 2008, the Company did not contribute any collateral interests to CDO II and CDO II received $3.7 million of real estate loan repayments on CDO II real estate loan collateral during the six months ended June 30, 2009. As of June 30, 2009, the replenishment pool balance was $4.7 million, which is reflected in restricted cash on our consolidated balance sheets.

In November 2005, the Company issued its first CDO through two wholly-owned subsidiaries of the Company, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC (collectively “CDO I”). CDO I is secured by a static pool of $418.7 million par value of fixed rate subordinate CMBS. CDO I issued privately placed notes totaling $275.6 million initially rated AAA through BBB- (“CDO I Investment Grade Notes”). The Company retained a portion of the BBB- rated notes, all of the non-investment grade notes and all of the preferred shares. Two of the CDO I Investment Grade Notes, totaling $119.2 million, were issued with floating rate coupons with a weighted average interest rate of LIBOR plus 39 basis points, excluding amortization of fees and expenses. The remaining CDO I Investment Grade Notes totaling $147.0 million, net of the portion retained by the Company, were issued with fixed rate coupons with a weighted average interest rate of 6.0%, excluding amortization of fees and expenses. The Investment Grade Notes have a remaining expected average maturity of 8.3 years as of June 30, 2009.

The Company has accounted for the CDO I and CDO II transactions as financings due to certain permitted activities of CDO trusts that are not consistent with activities of a QSPE permitted under SFAS No. 140, such as having the ability to sell impaired securities and acquire replenishment securities with the proceeds at the discretion of the collateral administrator. Accordingly, the assets transferred to the respective CDO trusts are reflected in the Company’s balance sheets and notes issued to third parties are reflected as CDO notes payable in the accompanying consolidated financial statements. In adopting SFAS No. 159, the Company has elected to carry its CDO notes payable at fair value in the accompanying consolidated financial statements. The total fair value of CDO I and CDO II notes payable at June 30, 2009 were $33.4 million and $82.7 million, respectively, compared to $60.8 million and $150.9 million, respectively, at December 31, 2008. Changes in fair value of the notes payable are reflected in current period earnings.

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

As a result of downgrades relating to its CMBS collateral, CDO II failed certain of its over-collateralization tests beginning in February 2009. Such failures have continued, and are expected to continue for the foreseeable future. As a result of the failure of these over-collateralization coverage tests (i) certain interest payments normally scheduled to be allocated to the holders of the junior notes payable and preferred shareholders of CDO II were reallocated to the holders of the senior notes payable, and (ii) any available principal proceeds were reallocated to the holders of the senior notes payable. Consequently, the Company will not receive any cash flow distributions on the junior notes payable and preferred share investments retained by it and/or its affiliates in CDO II until such time, if ever, the over-collateralization coverage tests are complied with. Even if the over-collateralization coverage tests are eventually complied with, our ability to obtain regular cash payments from the assets securing CDO II is dependent upon CDO II continuing to meet interest coverage and over-collateralization coverage tests. If the February through June 2009 over-collateralization coverage tests for CDO II had not failed, the Company would have received approximately $9.5 million in additional distributions during the first half of 2009. During 2008, the Company received approximately $28 million of net cash distributions from CDO II.

CMBS downgrades generally do not affect the over-collateralization coverage test applicable to collateral in CDO I, unless such collateral is downgraded to “CC” or below. As of July 31, 2009 and June 30, 2009, 11 and 4 CMBS bonds, respectively, underlying CDO I have been downgraded to “CC” or lower, causing certain cash payments from such downgraded CMBS bonds normally scheduled to be allocated to the holder of the junior notes payable and preferred shareholders of CDO I to be reallocated to the holders of the senior notes payable. While CDO I is still in compliance with its over-collateralization and interest coverage tests, these bond downgrades, combined with declining cash flows from the CMBS underlying CDO I has reduced the cash flow to us on our retained preferred shares. For the three months ended June 30, 2009, we collected $0.4 million from our retained preferred shares in CDO I, compared with $0.6 million for the three months ending March 31, 2009.

The redirection of cash in CDOs is not expected to impact the GAAP or tax treatment to us relative to our reporting of the individual assets and liabilities related to the CDOs as we consolidate both CDOs on our balance sheet. While we believe our balance sheet reflects the fair value of the individual CDO related assets and liabilities, we believe the estimated economic fair value of our combined retained interest in the CDOs is significantly less than the difference between the estimated fair values of the assets and liabilities, determined in accordance with GAAP.

With respect to CDO II, the Company has been appointed its advancing agent. In this capacity, the Company may be required to make interest advances to CDO II in the event that the sum of interest proceeds and principal proceeds collected during the related due period are insufficient to remit the interest that is due and payable to the Class A Notes and Class B Notes in accordance with the priority of payments of CDO II (the amount of such insufficiency, an “Interest Shortfall”). The Company will be entitled to recover any previously unreimbursed interest advances made by it, together with interest thereon, first, from interest proceeds and second if applicable, from principal proceeds, senior to any payments of interest or principal to the noteholders and senior to any payments of fees, expenses or hedge payments of CDO II, only to the extent that such recovery would not trigger an additional Interest Shortfall to the Class A Notes or Class B Notes. In the event that the Company determines that such interest advances are nonrecoverable interest advances, the Company would be entitled to recovery of any previously unreimbursed interest advances made by it, together with interest thereon, without regards to whether such recovery would trigger additional Interest Shortfalls. As of June 30, 2009 and December 31, 2008 the Company has not advanced CDO II for any interest shortfalls in its capacity as advancing agent.

Repurchase Agreement

In August 2007 and as subsequently amended in September 2007, March 2008, September 2008 and December 2008, the Company and a wholly owned subsidiary, respectively, entered into a repurchase agreement with a subsidiary of JPMorgan Chase & Co. (the “JPMorgan Facility”). This repurchase agreement provides financing to be secured by rated and unrated CMBS. The December 2008 amendment modified certain financial covenants applicable to the Company under the JPMorgan Facility and extended the term of the facility to December 22, 2009. The Company also agreed to make payments of $2.8 million in December 2008, $2.0 million in February 2009, and monthly amortization payments of $0.8 million commencing in March 2009 through the maturity of the JPMorgan Facility, with the remaining outstanding balance on the facility due and payable on December 22, 2009. This repurchase agreement is fully recourse to the Company. As of June 30, 2009, $11.1 million was outstanding under the facility at a weighted average borrowing rate of 3.0%, and CMBS investments with an estimated fair value of $16.6 million were pledged as collateral. The JPMorgan Facility has covenants related to (i) minimum tangible net worth, (ii) maximum leverage, (iii) minimum liquidity and (iv) incurrence of additional recourse debt, among other covenants. The JPMorgan Facility also has a material adverse change clause in which JPMorgan can demand immediate repayment of our debt if they deem a material adverse change to have occurred.

Junior Subordinated Debentures and Notes

In April 2007, the Company issued $60.0 million of TRUPs through its unconsolidated subsidiary, JERIT TS Statutory Trust I (“the Trust”), in a private transaction exempt from registration under the Securities Act of 1933, as amended. Concurrently, the Company issued $61.9 million in junior subordinated debentures to the Trust and made a $1.9 million common equity investment in the Trust. The TRUPs had a 30-year term ending April 2037, were redeemable at par on or after April 30, 2012 and paid distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. The assets of the Trust consist solely of the $61.9 million of junior subordinated debentures concurrently issued by us, with terms that mirror the TRUPs. The Company incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the TRUPs. Unamortized debt issuance costs of $0.9 million and $1.0 million, respectively, are included as a component of deferred financing fees on the consolidated balance sheet at June 30, 2009 and December 31, 2008, respectively.

On May 29, 2009, the Company entered into (i) an agreement with two holders of outstanding TRUPs of the Company with an aggregate liquidation amount of $56.3 million to exchange such TRUPs for $70.3 million aggregate principal amount of junior subordinated notes due 2037 (the “Notes”) issued by the Company, (ii) a letter agreement with one such holder, providing for the issuance of 307,203 unregistered shares of the Company’s common stock and certain cash payments to that holder in connection with the exchange described above, (iii) an agreement with the other such holder, providing for certain cash payments to that holder in connection with the exchange described above, (iv) an agreement with a third holder of TRUPs with an aggregate liquidation amount of $3.7 million to exchange such TRUPs for 541,906 unregistered shares of the Company’s common stock and certain cash payments, and (v) a registration rights agreement with those holders receiving shares of the Company’s common stock in the exchanges described above providing for certain piggyback registration rights with respect to such shares.

The Company has accounted for this transaction in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” and EITF 02-4 “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments in within the Scope of FASB Statement No. 15.” Accordingly, the Company accounted for the agreement to exchange $56.3 million of TRUPs as a modification and did not recognize a gain for that exchange and accounted for the agreement to exchange the remaining $3.7 million of TRUPs as a termination and did record a gain of $2.7 million, or $0.53 per diluted common share, for that exchange. Costs incurred to exchange and cancel the TRUPs were expensed in the current period. The Company completed the termination of the remaining $0.6 million of TRUPs on July 30, 2009 with a $0.1 million additional cash payment and expects to record an additional $0.5 million gain during the three months ended September 30, 2009 in connection therewith.

An aggregate of $59.4 million of TRUPs have been cancelled through June 30, 2009 in conjunction with these exchanges, and the remaining $0.6 million of TRUPs outstanding were cancelled on July 30, 2009. The agreements also resulted in the Company satisfying the interest payment obligations on the TRUPs due for the April 30, 2009 interest payment date, and, with respect to the remaining TRUPs outstanding, amount due at the July 30, 2009 interest payment date. In total, the Company has made aggregate cash payments of $0.7 million through June 30, 2009 to satisfy its obligations on the TRUPs in connection with the exchanges described above and the satisfaction of interest obligations.

The newly issued Notes will pay interest at a rate of 0.5% annually through April 29, 2012 or such earlier date as the Company elects (the “Modification Period”). If the Modification Period ends earlier than April 29, 2012, the Company will pay interest at a fixed rate of 7.2% annually from such date through April 29, 2012. Thereafter, the Company will pay interest at a variable rate equal to LIBOR plus 2.25% annually. During the Modification Period, the Company will be subject to certain restrictions, including limitations on its ability to pay dividends on shares of its common stock, provided, however, that the Company shall be permitted to pay dividends to the extent necessary to satisfy REIT dividend requirements. The Indenture contains customary events of default, including those relating to nonpayment of principal or interest when due, and defaults based on events of bankruptcy and insolvency.

In connection with the exchange and cancellation agreement, the Company cancelled $1.8 million of common securities of the Trust issued pursuant to the amended and restated trust agreement dated April 9, 2007. As of June 30, 2009, $19 of common securities of the Trust remained outstanding and is reflected in Trust Preferred Securities and Junior Subordinated Notes on the consolidated balance sheet. The remaining $19 of common securities were cancelled in July 2009. The cancellation of the common securities eliminates the Company’s $1.9 million equity investment in the Trust.

The Company’s interest in the Trust is accounted for using the equity method and the assets and liabilities are not consolidated into the Company’s financial statements due to the Company’s determination that the Trust is a variable interest entity under FIN46(R) and that we are not the primary beneficiary of the entity. Interest on the junior subordinated debentures and notes, net of interest income on the Company’s common equity interest in the Trust, is included in interest expense on its consolidated income statements and the junior subordinated debentures and notes are presented as a liability on its consolidated balance sheet.

Note Payable

On March 3, 2009, the Company entered into an agreement with its counterparty to terminate and replace four interest rate swaps which had a $245.1 million ending notional amount and a $21.2 million fair value liability, net of a $17.9 million credit valuation adjustment, as of December 31, 2008, in exchange for a new seven-year fixed rate note. Under such agreement, the Company will pay a fixed monthly amount of approximately $0.4 million through February 2017. The Company initially recorded this new agreement, at fair value, as a note payable on the date of the transaction as the new agreement no longer meets the definition of a derivative pursuant to SFAS No. 133. The Company did not elect the fair value option for this note payable under SFAS No. 159.

On July 14, 2009, the Company amended the agreement with its counterparty thereby reducing the July, August and September 2009 monthly payments due under the Agreement from approximately $0.4 million to $75 resulting in an aggregate deferral in payments of approximately $0.9 million during such three month period. In addition, the Amendment, which is effective in July 2009, provides that commencing in October 2009, through and including September 2010, the Company’s monthly payments under the Agreement shall be increased from approximately $0.4 million to approximately $0.5 million, thereby providing for the repayment of the deferred amount over the twelve month period following August 2009.

General

If the Company defaults in the payment of interest or principal on any debt, breaches any representation or warranty in connection with any borrowing or violates any covenant in any loan document, lenders may accelerate the maturity of such debt, requiring the Company to immediately repay all outstanding principal. If the Company is unable to make such payments, our lender could force us to sell our securities or foreclose on our assets pledged as collateral to such lender. The lender could also force the Company into bankruptcy or bring other legal action against the Company. Any of these events would likely have a material adverse effect on the value of an investment in the Company’s common stock. At June 30, 2009, the Company was in compliance with all covenants under its CDO notes payable with the exception of certain CDO II over-collateralization coverage tests, its repurchase agreements, its juniors subordinated debentures, junior subordinated notes, and its note payable.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company presents certain of its financial instruments at estimated fair value in the accompanying consolidated financial statements in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” by applying the fair value principles of SFAS No. 157.

The Company does not present its repurchase agreement, junior subordinate debentures, junior subordinated notes, and note payable at fair value in the accompanying consolidated financial statements. Cash, cash equivalents, restricted cash and the repurchase agreement are carried at par value on the balance sheet which approximates fair value. The Company estimated that the fair value of its junior subordinated debentures and junior subordinated notes with an aggregate face balance of $70.3 million and a carrying value of $58.9 million approximates $3.5 million at June 30, 2009. In addition, the Company estimated that the fair value of its note payable approximates its carrying value of $9.0 million at June 30, 2009. These amounts were determined by applying estimated market discount rates to the future payment obligations. The fair value estimates for the junior subordinated debentures, junior subordinated notes and the note payable represent management’s best estimates of these values, based on management’s judgment as well as consideration of input from other market sources, but do not necessarily reflect the prices that would be realized in an actual transaction involving such financial instruments.

11. DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents the Company’s pay-fixed interest rate swaps as of June 30, 2009 and December 31, 2008, respectively:

				Notional Balance at			Fair Value at		Pay-Fixed Interest Rate	Asset/ Liability at June 30, 2009	Location on the Balance Sheet at June 30, 2009
Trade Date	Effective Date	Termination Date	Initial Notional Balance	June 30, 2009	December 31, 2008	Ending Notional Balance	June 30, 2009 (3)	December 31, 2008

October 2005	November 2005 (1)	June 2015	$109,977	$109,977	$109,977	$5,697	$(11,285)	$(17,545)	4.9%	Liability	Interest rate swap agreements related to CDOs, at fair value
September 2006	October 2006 (2)	August 2016	386,324	303,126	303,126	219,929	(29,932)	(49,551)	5.1%	Liability	Interest rate swap agreements related to CDOs, at fair value
September 2006	October 2009 (2)	August 2016 (6)	—	—	—	—	—	(3,536)	5.2%	n/a	n/a
February 2007	October 2007 (2)	October 2014 (6)	—	—	83,198	—	—	(7,490)	5.1%	n/a	n/a
January 2007	November 2007	December 2016 (4)(6)	100,000	—	40,000	—	—	(6,209)	5.3%	n/a	n/a
February 2007	November 2007	February 2017 (5)	26,000	—	19,500	—	—	(3,714)	5.1%	n/a	n/a
March 2007	November 2007	January 2017 (6)	40,000	—	40,000	—	—	(3,939)	5.0%	n/a	n/a

			$662,301	$413,103	$595,801	$225,626	$(41,217)	$(91,984)

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

(3)

The settlement amount of our interest rate swap liabilities was $(41.0) million as of June 30, 2009. This liability is partially offset by a $(0.2) million credit valuation adjustment as of June 30, 2009 due to the SFAS No. 157 requirement to incorporate a credit valuation allowance for our and our counterparty’s credit rating to arrive at fair value.

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

(6)

On February 27, 2009, we agreed to terminate these interest rate swaps and replace them with a new seven-year fixed rate-for-fixed rate swap agreement which we reflected as a note payable on our consolidated balance sheets. On July 14, 2009, we agreed to reduce the July, August and September 2009 monthly payments due under the agreement from $0.4 million to $75 and resulting in an aggregate deferral in payments of $0.9 million during such three month period. In addition, the amendment provides that commencing in October 2009, through and including September 2010, our monthly payments under the agreement shall be increased from $0.4 million to $0.5 million, thereby providing for the repayment of the deferred payment amounts over the twelve month period following August 2009.

The following table is a summary of gains (losses) related to the Company’s interest rate swap agreements as of June 30, 2009:

	Notional Balance at June 30, 2009	Amount of Gain (Loss) for the Three Months Ended June 30, 2009	Amount of Gain (Loss) for the Six Months Ended June 30, 2009	Amount of Gain (Loss) from Changes in Fair Value Recognized in Other Comprehensive Income (Loss) at June 30, 2009	Amount of Gain (Loss) from Changes in Fair Value Reclassified from Other Comprehensive Income (Loss) for the Three Months Ended June 30, 2009	Amount of Gain (Loss) from Changes in Fair Value Reclassified from Other Comprehensive Income (Loss) for the Six Months Ended June 30, 2009	Location of Gain (Loss) on Consolidated Statement of Operations	Derivatives at June 30, 2009 Designated as Hedging Instrument?
CDO I	$109,977	$3,895	$3,531	$—	$—	$—	Other gains (losses)	No
CDO II	303,126	11,788	11,909	—	—	—	Other gains (losses)	No
Terminated	—	(152)	23,413	—	—	—	Other gains (losses)	n/a

	$413,103	$15,531	$38,563	$—	$—	$—

The Company’s derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by limiting its counterparties to major financial institutions with acceptable credit ratings. All counterparties currently have Standard and Poor’s equivalent credit ratings ranging from A to A+. Additionally, the potential risk of loss due to counterparty credit risk is monitored.

Risk Management Objectives of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the amount of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments, principally related to the Company’s investments and borrowings. The Company’s objectives in using interest rate derivatives are to add stability to interest income/expense and to limit its cash flow exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2009, the Company does not have contingent features on its existing interest rate swaps agreements.

Interest Rate Swap Activity in Accumulated Other Comprehensive (Income) Loss

As of June 30, 2009, the following amounts were included in accumulated other comprehensive (income) loss:

	Net Balance at December 31, 2008	Amortization for the Six Months Ended June 30, 2009	Net Balance at June 30, 2009	Amount to Be Amortized Over the Next 12 Months
Swap termination gain related to CDO I	$417	$(26)	$391	$(55)
Swap termination loss related to CDO II	(4,924)	292	(4,632)	611

Unrealized loss on CDO related swaps at December 31, 2007 related to SFAS No. 159 adoption	(19,410)	1,197	(18,213)	2,476

	$(23,917)	$1,463	$(22,454)	$3,032

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

Income on CMBS investments is computed for GAAP purposes based upon a yield, which assumes credit losses will occur (See Note 4—Revenue Recognition for further discussion). The yield to compute the Company’s taxable income does not assume there would be credit losses, as a loss can generally only be deducted for tax purposes when it is reasonably assured. Furthermore, due diligence expenses incurred related to the acquisition of CMBS and loan investments not originated are required to be expensed as incurred for GAAP purposes but are included as a component of the cost basis of the asset and amortized for tax purposes. CMBS impairment charges also create GAAP to tax differences as such charges are generally not deductible for tax purposes. In addition, due to electing the FVO for the Company’s CDO related financial assets and liabilities, the financial assets and liabilities are carried at fair value for GAAP purposes with the change in fair value reflected in the Company’s consolidated statement of operations as other gains (losses). Primarily as a result of these differences, the net difference between the GAAP net loss and estimated taxable net loss was approximately $30 million for the six months ended June 30, 2009, with the taxable loss being greater than the GAAP net loss. As of June 30, 2009 and December 31, 2008, the estimated tax basis of the Company’s assets exceeded its GAAP basis by approximately $1.1 billion and $933 million, respectively.

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

During the six months ended June 30, 2009, in connection with the exchange and cancellation of its TRUPs, the Company issued 849,109 shares of common stock.

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

Pursuant to the Management Agreement and subject to the supervision and direction of the Company’s Board of Directors, the Manager performs services for the Company including the purchase, financing, sale and management of real estate and other real estate-related assets, the day-to-day management of the Company and the performance of certain administrative duties. For performing these services, the Company pays the Manager a monthly base management fee in arrears equal to  1/12 of the sum of (i) 2.0% of the first $400 million of the Company’s equity, (ii) 1.5% of equity in excess of $400 million and up to $800 million and (iii) 1.25% of equity in excess of $800 million. For purposes of calculating the base management fee, the Company’s equity equals the month-end value, computed in accordance with generally accepted accounting principles, of the Company’s stockholders’ equity, adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income. On July 20, 2009, the Company and its Manager entered into an amendment to the management agreement whereby the Company agreed, effective as of April 1, 2009, that during the months of April, May, June, July, August and September, 2009, (i) it shall not be required to make any payments of base management fees and/or incentive fees otherwise due and payable under the Management Agreement in excess of $75 per month and (ii) any Fees accruing and otherwise payable under the Management Agreement in excess of $75 per month shall be deferred and due and payable by it to the Manager on such date after September 30, 2009 as the Company and the Manager shall mutually agree in writing.

In addition, the Manager is entitled to receive a quarterly incentive fee in an amount, not less than zero, equal to the product of (i) 25% of the dollar amount by which (a) funds from operations (as defined in the Management Agreement) of the Company for such quarter per share of Common Stock (based on the weighted average number of shares outstanding for such quarter) exceeds (b) an amount equal to (A) the weighted average of the price per share of Common Stock in the 144A Offering, and the prices per share of Common Stock in any subsequent offerings by the Company multiplied by (B) the greater of (1) 2.25% and (2) 0.875% plus one fourth of the ten-year U.S. treasury rate for such quarter, multiplied by (ii) the weighted average number of shares of Common Stock outstanding during such quarter. Funds From Operations, (“FFO”), as defined in the Management Agreement, is net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, gains (or losses) from sales of property and unrealized depreciation and/or appreciation, effective January 1, 2008, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The following table summarizes management fees incurred by the Company during the three and six months ended June 30, 2009 and 2008, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Base management fees	$961	$1,874	$2,171	$3,701
Incentive fees	—	—	—	—

Total management fees	$961	$1,874	$2,171	$3,701

At June 30, 2009 and December 31, 2008, $1.0 million and $0.6 million, respectively, related to unpaid base management fees are included in due to affiliate in the accompanying consolidated balance sheets. In addition, there were no unpaid incentive fees as of June 30, 2009 and December 31, 2008.

The Management Agreement also provides that the Company is required to reimburse the Manager for certain expenses incurred by the Manager on the Company’s behalf, including the Company’s pro rata share of overhead expenses of the Manager required for the Company’s operations. In November 2006, effective retroactively to January 1, 2006, the independent members of the Board of Directors approved an amendment to the Management Agreement to provide that 2007 and in each calendar year thereafter, subject to approval by the independent members of the Board of Directors, the allocable overhead reimbursement will be $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index (“CPI”) for the applicable year over the CPI for the calendar year 2006. For both the three and six months ended June 30, 2009 and 2008, overhead reimbursements were approximately $0.1 million and $0.3 million, respectively, which are included in general and administrative expenses on its consolidated statement of operations. The Manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on the Company’s behalf. If such services are provided by the Manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants or other third parties on an arm’s length basis. In accordance with the provisions of the Management Agreement, the Company recorded $0 respectively, for other services provided by the Manager during both the three months ended June 30, 2009 and 2008, respectively, and $0 during both the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009 and December 31, 2008, $38 and $0.1 million, respectively, of expenses to be reimbursed were unpaid and included in due to affiliate in the accompanying consolidated balance sheets.

The Manager is responsible for all costs, except as otherwise noted, incidental to the performance of its duties under the Management Agreement, including employment compensation (other than awards made by us under the equity incentive plan) of J.E. Robert Company, an affiliated entity, personnel who perform services for us pursuant to the Management Agreement.

In connection with CDO II (See Note 9—CDO Notes Payable, Repurchase Agreements, Junior Subordinated Debentures, Junior Subordinated Notes, and Note Payable), a wholly owned subsidiary of the Company entered into a Collateral Administration Agreement with J.E. Robert Company (the “Collateral Administrator”), pursuant to which the Collateral Administrator has agreed to advise the wholly owned subsidiary of the Company on certain matters regarding the collateral interests and other eligible investments securing the notes. The Collateral Administrator is eligible to receive two fees payable on a monthly basis, with the first fee equal to  1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the second fee equal to  1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture, each fee payable with different priorities as set forth in the applicable indenture. During the three months ended June 30, 2009 and 2008, $0.2 million and $0.4 million, respectively, and $0.5 million and $0.7 million for the six months ended June 30, 2009 and 2008, respectively, of collateral administration fees are reflected in general and administrative expenses in the accompanying consolidated statements of operations. At June 30, 2009 and December 31, 2008, $14 and $25, respectively, of unpaid collateral administration fees were unpaid and included in due to affiliate in the accompanying consolidated balance sheets. These collateral administration fee schedules within the collateral administration agreement were approved by the members of the Company’s Board of Directors then considered to be independent pursuant to the rules of the NYSE. Since the February 2009 CDO II distribution date, J.E. Robert Company has not been entitled to receive the subordinate collateral administration fee, and is not entitled to receive such fee until certain CDO II over-collateralization coverage tests are complied with.

The US Debt Fund invests in loans secured, directly or indirectly, by commercial real estate, including, B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products, such as CMBX and credit default swaps (the “Targeted Investments”). The Company recognized management fee income from the US Debt Fund of $0.2 million and $0.1 million during the three months ended June 20, 2009 and 2008, respectively, and $ 0.5 million and $0.2 million during the six months ended June 30, 2009 and 2008, respectively, of which, $0.3 million was reflected in due from affiliates on the Company’s consolidated balance sheets at June 30, 2009.

Each CMBS securitization requires that a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. Because the Manager does not have special servicer status, it appoints J.E. Robert Company or another entity that has special servicer status, as the special servicer whenever the Company acquires a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company earned $1.7 million and $1.2 million in fees as special servicer during the three months ended June 30, 2009 and 2008, respectively, and $2.6 million and $2.5 million for the six months ended June 30, 2009 and 2008, respectively, as a special servicer on the CMBS issuances where we own the first-loss position. J.E. Robert Company is also entitled to receive additional fees in the future based on the collections received against loans that were managed in special servicing and subsequently returned to the master servicer. All fees due to J.E. Robert Company as special servicer are paid either by the applicable securitization vehicles or the borrower and not directly by the Company and such fees are consistent with traditional, well established market standards and are set as part of the arms-length negotiations to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company may reduce the amounts available to pay us pursuant to the terms of the applicable CMBS trusts.

During the year ended December 31, 2007, the Company invested in a first mortgage loan participation with a cost basis of $30.0 million and two mezzanine loan participations with a cost basis of $49.4 million where an affiliate of the Manager held a controlling equity interest in the borrower. During the year ended December 31, 2006, we invested in mezzanine loans totaling $65.0 million where an affiliate of the Manager held a controlling equity interest in the borrower. The acquisition of these loans to affiliated borrowers was approved by the independent members of the Company’s Board of Directors as required by our investment guidelines. During the three months ended March 31, 2009, we received no repayments on loans to affiliated borrowers. At June 30, 2009, loans to affiliated entities had an amortized cost basis of $81.1 million, an unpaid principal balance of $81.3 million and a carrying value of $32.2 million.

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

A reconciliation of unvested restricted stock and restricted stock unit awards and options to directors and employees of an affiliate of the Manager at June 30, 2009 is as follows:

	Restricted Stock Units to Directors	Restricted Stock Awards to Non-Employees	Stock Options to Non-Employee (1)
Unvested awards at December 31, 2008	1,403	15,758	15,000
Granted	—	—	—
Vested	(1,403)	(2,917)	—
Forfeiture	—	(625)	—

Unvested awards at June 30, 2009	—	12,216	15,000

(1)	15,000 stock options to an employee of an affiliate of the Manager we forefitted upon termination in July 2009.

As of June 30, 2009, the Company has 819 shares of potentially dilutive shares of common stock which represents less than 0.1% of outstanding shares.

16. SUBSEQUENT EVENTS

The Company has evaluated events and circumstances from the balance sheet date through August 10, 2009, which represents the issuance date of this Quarterly Report on Form 10-Q and has disclosed all such events in the footnotes to the consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the consolidated financial statements and notes included herein. Amounts are presented in thousands except for share and per share data and as otherwise noted.

General

JER Investors Trust Inc. is a specialty finance company organized by J.E. Robert Company primarily to invest in real estate debt securities and loans and fee interests in net leased real estate assets. We were formed in April 2004 and we completed our initial public offering in July 2005. We are externally managed and advised by JER Commercial Debt Advisors LLC (our “manager”), an affiliate of J.E. Robert Company. J.E. Robert Company and its affiliates is a real estate investment management firm. We capitalize on the knowledge and substantial resources of J.E. Robert Company and our affiliates attempt to take advantage of commercial real estate structured finance products. We invest primarily in loans and debt securities that we believe will yield high risk-adjusted returns. Our target investments include commercial real estate structured finance products such as commercial mortgage backed securities (commonly known as CMBS), mezzanine loans and B-Note participations in mortgage loans, as well as whole commercial mortgage loans, loans to real estate companies, preferred equity, and net leased real estate. Although we have not to date, we may also invest in single-family residential mortgages and related securities. We pursue a selective investment strategy, targeting specific transactions based on an analysis of debt structure and taking into account the underlying real estate and borrower credit risk. We are organized and conduct our operations in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

J.E. Robert Company was founded in 1981 to provide expertise to public and private financial institutions in resolving real estate loan workout situations. Since our founding, the firm has been active in numerous facets of the commercial real estate debt markets, including sourcing, due diligence, valuation, acquisition, asset management and disposition. J.E. Robert Company primarily conducts our real estate investment management activities on a global basis through a series of private equity funds, which we refer to as the JER Funds.

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

Trends

Beginning in the second half of 2007, severe credit and liquidity issues in the subprime residential lending and single family housing sectors negatively impacted the asset-backed and corporate fixed income markets, as well as the equity securities of financial institutions, homebuilders and real estate companies. As the severity of residential sector issues increased, nearly all securities markets experienced decreased liquidity and greater risk premiums as concerns about the outlook for the U.S. and world economies increased. As the U.S. economy has slowed, we have experienced greater delinquencies and worsening credit performance from the assets underlying our CMBS and real estate loan portfolios. These concerns continue and risk premiums in many capital markets remain at or near all-time highs with liquidity extremely low compared to historical standards or virtually non-existent. As a result, many commercial real estate finance and financial services industry participants, including us, have reduced or eliminated new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, we are focused on actively managing credit risk and maintaining liquidity to the extent possible. However, current market conditions as well as our current liquidity condition, make this extremely difficult and challenging.

More recently, due primarily to the impact of the US Treasury programs, specifically the Public-Private Investment Program (“PPIP”) and Term Asset-Backed Securities Loan Facility (“TALF”), AAA CMBS credit spreads have tightened. However, given that our CMBS portfolio is generally not highly rated, and therefore not eligible for these programs, we have not seen valuations or availability of financing improve for our CMBS investments.

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

During 2009, we exchanged $56.3 million of our TRUPs into junior subordinated notes and cancelled $3.7 million of TRUPs thereby, reducing quarterly cash interest payments from approximately $1.1 million per quarter on the TRUPs to approximately $0.1 million per quarter on the junior subordinated notes through April 2012. In addition, we amended our note payable to reduce monthly payments from approximately $0.4 million to $75 from July through September 2009, and amended its agreement with the Manager to reduce cash basis monthly base management fees to approximately $75 from April to September 2009. However, our primary source of free operating cash flow are our non-CDO CMBS investments. Cash flow from these investments have declined from approximately $6.9 million in the first quarter of 2009 to approximately $4.0 million in the second quarter of 2009 due to deteriorating macroeconomic and commercial real estate conditions evidenced by increasing delinquencies, special servicing activity and appraisal reductions on collateral for such investments. This decline in non-CDO CMBS cash flow has further adversely affected our liquidity.

Credit Market, Spreads and Valuation: Beginning in the second half of 2007, the credit markets experienced a severe dislocation, with significant spread widening on virtually all credit and structured finance products. This has caused a de-leveraging throughout the financial services sector as a whole and, in particular, the commercial real estate market. The spread widening has a direct inverse relationship with valuations of our investments so as spreads increase, values decline. The impact has been greater on the longer-term fixed rate assets as the duration of these assets is longer than shorter term floating rate assets. An example of this spread widening is evidenced by trends in the CMBS market.

Since the second half of 2007, there has been a significant widening of credit spreads in both the subordinate CMBS market which includes bonds rated BB+ through NR classes, and in the investment grade tranches of BBB- and above. In 2008 and early 2009, new issue CMBS volume has been a small fraction of the amount of issuance in 2006 and 2007. Credit spreads on recent secondary market trades, which have also been very limited, for typical BBB- CMBS bonds, are estimated to exceed 6,500 basis points at June 30, 2009 compared to approximately 5,000 basis points as of December 31, 2008 and approximately 900 basis points as of December 31, 2007. Additionally, we have seen significant widening of credit spreads on real estate loans, including B-Notes, mezzanine loans and whole mortgage loans.

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

Since December 31, 2008, we have seen a significant increase in CMBS 60-day and greater delinquencies and CMBS loan collateral entering our CMBS special servicing portfolio. The 60-day and greater delinquencies on loan collateral underlying our CMBS “first-loss” investments was 249 basis points at June 30, 2009 compared to 83 basis points at December 31, 2008. The CMBS special servicing portfolio balance was $713.5 million, $2.8 billion and $3.0 billion at December 31, 2008, June 30, 2009 and August 5, 2009, respectively. Due to the continued tightening of credit, declining real estate values, worsening macro-economic environment, in conjunction with the significant increase in our CMBS special servicing portfolio, we increased our loan loss projections associated with the real estate loan collateral underlying our “first-loss” CMBS portfolio, which represented approximately 3,500 loans with an unpaid principal balance of approximately $47 billion at June 30, 2009. As of June 30, 2009, we increased projected future loan losses to approximately $1.4 billion from $1.2 billion at March 31, 2009 and $964.1 million at December 31, 2008. In addition, we accelerated the projected timing of these losses, with most of the loss increase projected to occur in 2009 and 2010. This increase in loss projections results in lower projected future cash flows from our “first-loss” CMBS investments, and, in part, caused us to recognize a $3.9 million and $18.4 million CMBS impairment charge during the three and six months ended June 30, 2009, respectively. Such loss reserves may be increased in the future in the event that collateral performance and macroeconomic conditions further deteriorate.

CMBS and Other Debt Issuance: Virtually no US CMBS transactions were priced during the first half of 2009. This compares to total US CMBS issuances during the first half of 2008 and 2007 of approximately $10.7 billion and $113 billion, respectively. This decrease is a direct result of the dramatic slowdown in the pace of lending by CMBS originators. We do not anticipate any significant new issue CMBS securitization activity in the near future.

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

During the first half of 2009, and in particular during the second quarter of 2009, many peers of our manager have filed registration statements on Form S-11 to raise capital to form new mortgage REITs, some of which may compete against us in the future. There can be no assurances as to how many of these entities, if any, will be successful in raising capital, nor how, if at all, these entities may compete against us in the future.

Financing Environment: Primarily as a result of spread widening, we and other market participants have experienced significant margin call activity on our repurchase agreement facilities during 2008 and 2007 based upon fair market value determinations of the underlying collateral. Concurrent with decreases in value, the availability of short to medium-term financing has become extremely limited. This reduction in availability of financing has been compounded by the elimination of several key lenders in the market through the much publicized mergers, bankruptcies, conservertorships and liquidations in the financial services sector.

From a long-term debt perspective, the ability to leverage our assets or potential assets through offerings of commercial real estate debt obligations (“CRE CDO”) is effectively non-existent. The current state of the CMBS and CRE CDO markets could have a negative impact on our leveraged returns and our ability to successfully match-fund liabilities associated with our investments.

Issuances of Common Stock

All share and per share amounts have been restated to reflect the 1-for-10 reverse stock split effected by us on February 20, 2009. In June 2004, we sold 1,150,000 shares of common stock in a private placement offering for net proceeds of approximately $160.1 million. Additionally, we issued 33,500 shares of common stock to our manager and an aggregate of 600 shares of restricted common stock to our independent directors pursuant to our Nonqualified Stock Option and Incentive Plan (the “Plan”) at the time of the closing of the private placement. In July 2004, when James Kimsey and Frank Caufield joined our Board of Directors, we issued each of them 200 additional shares of restricted common stock pursuant to the Plan.

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

During 2007, we granted 13,700 shares of restricted stock to certain officers and employees of an affiliate of our manager, of which 925 shares have been forfeited as of June 30, 2009. In May 2006, we granted Mark Weiss, our president, 6,000 shares of restricted stock and 15,000 stock options on our common stock. As of December 31, 2008, we had granted an aggregate of 4,000 shares of restricted stock and 2,805 shares of deferred stock units to our current and former independent directors.

On December 16, 2008, we declared a dividend of $8.80 for the three months ended December 31, 2008 to be paid on January 30, 2009. Pursuant to the applicable prospectus supplement, shareholders had the option of electing either cash or stock with total cash payments by us not to exceed $2.3 million. As a result of shareholder elections, we paid shareholders $2.3 million and issued 23,978,905 shares of common stock on January 30, 2009. On February 13, 2009, we declared a 1-for-10 reverse stock split which was effective February 20, 2009. As of December 31, 2008, we had a total of 2,590,104 shares of common stock issued and outstanding adjusted for the affect of the February 2009 reverse stock split, and as of March 31, 2009 there were 4,987,994 shares of common stock issued and outstanding adjusted for both the stock dividend and reverse stock split.

On March 26, 2009, we received written notice from the NYSE that we were not in compliance with the NYSE’s continued listing standards applicable to us requiring that we maintain a 30-day trailing average global equity market capitalization of at least $15.0 million (this standard has temporarily been lowered from $25.0 million through June 30, 2009). The NYSE permanently suspended trading of our common stock prior to the market open on April 1, 2009. As of April 1, 2009, the trading of our common stock occurred on the over-the-counter, or OTC, market, under the symbol JERT.OB.

During the six months ended June 30, 2009, in connection with the exchange and cancellation of our TRUPs, we issued 849,109 shares of common stock.

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

Going Concern: A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate our assets or have no other alternative but to liquidate our assets. As a result of the current level of available cash, the redirection of cash flow from CDO II, declines in cash flow from our non-CDO CMBS investments, and from our retained preferred shares in CDO I, the December 2009 maturity of our JPMorgan repurchase agreement facility, and unfunded capital commitments related to our investment in the US Debt Fund, there is substantial doubt about our ability to continue as a going concern. While we have prepared our consolidated financial statements on a going concern basis, if we are unable to successfully extend the maturity date of our repurchase agreement borrowings, reduce operating expenses, sell assets or receive additional funding, our ability to continue as a going concern may be impacted. Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business. Our consolidated financial statements included in this Form 10-Q do not reflect any adjustments that might specifically result from the outcome of this uncertainty.

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

We have analyzed the governing pooling and servicing agreements for each of our subordinated class CMBS investments and believe the terms are consistent with industry standards and the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria under SFAS No. 140. In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This SFAS (i) removes the concept of a qualifying special purpose entity (SPE) from SFAS No. 140 and eliminates the exception for qualifying SPEs from the consolidation guidance of FIN No. 46(R). We will adopt SFAS No. 166 on January 1, 2010 and is currently evaluating the impact on our consolidated financial statements, however, we currently believes that the presentation of our consolidated financial statements may prospectively change significantly upon adoption.

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

The table below details information about our CMBS investments, including the purchase date, the face amount of the total CMBS issuance, the original and current face amounts of our CMBS investments, and the amortized cost of our CMBS investments as of June 30, 2009 and December 31, 2008, respectively:

CMBS Trust	Investment Date	Total Original Face Amount of CMBS Issuance	Original Face Amount of Investment	Face Amount as of		Amortized Cost (1) as of
				June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
MACH One 2004-1	July 2004	$643,261	$50,637	$31,724	$47,897	$2,530	$5,191
CSFB 1998-C1 (2)	August 2004	2,482,942	12,500	12,500	12,500	3,200	4,256
CSFB 2004-C4	November 2004	1,138,077	52,976	43,098	43,098	4,511	6,580
MLMT 2004-BPC1	November 2004	1,242,650	76,986	48,547	48,547	6,134	9,251
JPMCC 2004-C3	December 2004	1,517,410	81,561	63,154	63,154	6,429	11,248
JPMCC 2005-CIBC11	March 2005	1,800,969	70,035	64,914	64,914	4,490	8,942
BACM 2005- 1	April 2005	2,322,091	84,663	72,163	72,163	9,086	13,621
LB UBS 2005-C2 (2)	April 2005	1,942,131	7,000	4,500	4,500	872	1,752
CSFB 2005-C2	May 2005	1,614,084	82,261	61,695	65,697	193	3,128
LB UBS 2005-C3	June 2005	2,060,632	39,335	39,335	39,335	977	2,917
JPMCC 2005-CIBC12	July 2005	2,167,039	70,429	70,405	70,405	413	5,289
JPMCC 2005-LDP4	September 2005	2,677,075	90,352	90,352	90,352	5,515	10,428
MSCI 2005-IQ10	October 2005	1,546,863	55,274	55,274	55,274	3,699	6,883
MLMT 2005 CK I1	December 2005	3,073,749	96,066	88,246	96,066	7,623	11,754
MSC 2006 HQ8	March 2006	2,731,231	105,707	105,707	105,707	7,111	13,315
JPMCC 2006-CIBC15	June 2006	2,118,303	71,493	71,493	71,493	280	5,829
CGCMT 2006-C4	June 2006	2,263,536	84,395	84,395	84,395	5,004	10,974
MSCI 2006- HQ9	August 2006	2,565,238	81,338	81,338	81,338	6,772	10,399
MLMT 2006- C2	August 2006	1,542,697	60,067	60,067	60,067	1,869	9,951
JPMCC 2006- LDP8	September 2006	3,066,028	107,158	107,158	107,158	7,329	15,279
CD 2006- CD3	October 2006	3,571,361	110,713	108,795	110,713	6,723	11,513
MSCI 2007- HQ11	February 2007	2,417,647	89,530	88,895	88,895	6,702	11,109
GCCFC 2007- GG9 (2)	March 2007	6,575,924	34,167	34,167	34,167	3,281	6,185
JPMCC 2007- LDP10	March 2007	5,331,517	151,616	151,616	151,616	2,233	15,643
WAMU 2007- SL3 (2)	June 2007	1,284,473	6,500	6,500	6,500	866	1,465
JPMCC 2007- LDP12	August 2007	2,310,556	81,402	81,402	81,402	4,593	7,845

Total		$62,007,484	$1,854,161	$1,727,440	$1,757,353	$108,435	$220,747

(1)

The decline in amortized cost from December 31, 2008 to June 30, 2009 is due primarily the recognition of impairments totaling $18.4 million and basis writedowns totaling $78.7 million during the six months ended June 30, 2009.

(2)	Represents an investment where we have only invested in the classes that are senior to “first-loss” CMBS bonds issued by the trust.

Our maximum carrying value exposure to loss as a result of our investment in these securities totaled $108.4 million and $220.7 million as of June 30, 2009 and December 31, 2008, respectively. However, we have reduced our maximum economic loss exposure through the use of non-recourse financing vehicles for these investments financed by CDOs.

The financing structures we offer to our borrowers on certain of our loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46(R). We have evaluated these entities and have concluded that none of them are VIEs that are subject to consolidation under FIN 46(R).

In November 2005 and October 2006, we issued two CDOs through wholly owned subsidiaries as more fully discussed in Liquidity and Capital Resources. We have accounted for these transactions as financings, and the anticipated variability of each CDO’s results are absorbed by us as the holder of the non-investment grade notes. We concluded that consolidation of both CDOs is required as a consequence of this exposure.

In April 2007, we created a trust subsidiary for the purpose of issuing TRUPs. The trust is considered a VIE under FIN 46(R) and it was determined that we are not the primary beneficiary of the trust as we do not hold a variable interest in the trust. Accordingly, the trust is accounted for using the equity method of accounting. In May 2009, we entered into an agreement to exchange and cancel all TRUPs issued through this subsidiary and we intend to dissolve this subsidiary in the future. See Liquidity and Capital Resources- Junior Subordinated Debentures and Notes for additional information.

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

We acquire participating interests in commercial real estate first mortgage loans and mezzanine loans. When we initially invest in loan participations, they are evaluated under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to determine whether the participation interest meets the definition of a debt security. To the extent a given loan participation meets the definition of a debt security, the participation will be accounted for according to the guidance in SFAS No. 115. Those loan participations that do not meet the definition of a debt security are accounted for as loans, and are initially recorded at the purchase price, which is generally at or near par value, and are carried on the balance sheet at amortized cost. To date, the we have determined that none of the participation interests acquired met the definition of a debt security. See additional information regarding loan accounting and revenue recognition below under Revenue Recognition.

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

Upon adoption of SFAS No. 159 on January 1, 2008, all assets and liabilities for which the FVO was elected were marked to fair value with the adjustment recorded to beginning cumulative earnings as of the election date. For CMBS assets and interest rate swaps, the amounts accumulated in other comprehensive income as of January 1, 2008 were reclassified to beginning cumulative earnings (deficit).

Fair Value Measurements. The use of fair value to measure many of our financial assets and liabilities, with certain changes in fair value reported in the consolidated statement of operations and/or shareholders equity, is one of our most critical accounting policies. Specifically, we carry our CMBS, real estate loans, interest rate swap agreements, CDO notes payable and other notes payable at fair value on either a recurring or non-recurring basis with unrealized fair value changes reported either in earnings or accumulated other comprehensive income (loss) depending on the nature of the asset or liability and its related accounting treatment. In determining the appropriate fair value measurement for each of our assets and liabilities, we apply the provisions of SFAS No. 157, Fair Value Measurements, which we adopted effective January 1, 2008.

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

For financial instruments that are actively traded in the marketplace or whose values are based on readily available market value data and therefore fall within either Level 1 or Level 2 within the SFAS No. 157 hierarchy, little, if any, subjectivity is applied when determining the instrument’s fair value. Whether a financial instrument is classified as Level 1 or Level 2 will depend largely on its similarity with other financial instruments in the marketplace and our ability to obtain corroborative data regarding whether the market in which the financial instrument trades is active. We did not classify any assets or liabilities as Level 1 and classified our interest rate swap agreements as Level 2 as of June 30, 2009. We classified our interest rate swaps as Level 2 liabilities due to the significant trading activity in this market and the insignificance of the credit valuation adjustment relative to the June 30, 2009 fair value of our interest rate swaps.

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

•

CMBS investments are carried at fair value on a recurring basis—The fair value of CMBS investments is determined primarily by our internal valuation models which we compare to non-binding dealer quotes. In our internal valuation models, management employs a discounted cash flow model approach which utilizes prepayment and loss assumptions based upon historical experience, economic factors and forecasts and the characteristics of the underlying cash flows. We determine the applicable discount rates based on current credit spreads as reflected in information provided by issuers of the securities, comparable deals purchased or traded in the marketplace, if available, the CMBX indices and other derivative trading markets, rates of return required by other real estate debt and equity investment vehicles and market interest rates. The discount rates employed also consider the vintage and credit ratings of the bonds being valued. We have classified all CMBS investments as Level 3 assets as there are limited observable transactions related to these investments in the current market. As of June 30, 2009, we have valued our CMBS investments as follows:

		June 30, 2009 ($ in thousands)
Security Description		Amortized	Gross Unrealized		Estimated	Weighted Average
	Face Amount	Cost	Gains	Losses	Fair Value	Coupon	Yield (4)	Term (yrs)
CMBS not financed by CDOs (1)(3)	$428,737	$17,330	$9	$—	$17,339	5.2%	57.0%	5.8
CMBS financed by CDO I (2)	418,748	44,880	12	—	44,892	4.9%	41.5%	7.9
CMBS financed by CDO II (2)	879,955	46,225	65	—	46,290	5.2%	51.1%	7.8

	$1,727,440	$108,435	$86	$—	$108,521	5.1%	47.5%	7.5

(1)

Fair values of CMBS not financed by CDOs are based on SFAS No. 157 and such CMBS were accounted for as available for sale securities pursuant to SFAS No. 115 and EITF 99-20 and thereby subject to potential other than temporary impairment charges. As a result of recording impairments during the six months ended June 30, 2009 and the twelve months ended December 31, 2008, the amortized costs of these CMBS securities have been written down to their estimated fair value at June 30, 2009 and December 31, 2008, respectively. Subsequent to June 30, 2009, unrealized gains/losses, if any, that are not impairments will be included in other comprehensive income (loss).

(2)

Fair values of CMBS financed by CDOs are based on SFAS No. 157 and such CMBS were accounted for using the fair value election pursuant to SFAS No. 159 as of January 1, 2008 and are not subject to other than temporary impairment charges as changes in fair value are recorded as a component of other gains (losses) in the consolidated statement of operations. During the six months ended June 30, 2009 and the twelve months ended December 31, 2008, the Company recorded $78.7 million and $606.8 million, respectively, of reductions in the amortized cost basis of CMBS assets financed by CDOs pursuant to EITF 99-20 and SFAS No. 159.

(3)

For the CMBS investments financed via repurchase agreements which had a fair value of $16.6 million and $40.2 million, respectively, at June 30, 2009 and December 31, 2008, total borrowings outstanding were $11.1 million and $16.1 million, respectively.

(4)	Yield is based on amortized cost.

The table below shows the impact on the fair value of our CMBS investments of increasing or decreasing the June 30, 2009 weighted average discount rate on our combined portfolio cash flows from approximately 47.5% by the indicated amounts. These results are different than what would be achieved on a bond by bond calculation but provide general information on valuation sensitivities.

CMBS

Basis Point (Decrease) Increase in Discount Rate	Estimated Increase (Decrease) in Fair Value of CMBS ($ in thousands)	Estimated Relative Increase (Decrease) in Fair Value of CMBS
(1,000)	$30,057	27.7%
(500)	13,203	12.2%
500	(10,560)	-9.7%
1,000	(19,168)	-17.7%

If we were to increase our June 30, 2009 CMBS loss assumptions by 25% to 50% from our current base case loss estimates and keep the timing of the losses and the discount rate consistent with current estimates, the fair value of our CMBS investments would decrease by $22.7 million and $42.7 million, or (20.9)% and (39.3)%, respectively, from $108.5 million.

We do not believe sensitivities surrounding our prepayment assumption are material as the majority of the loans that serve as collateral for our CMBS investments do not provide for prepayment. Accordingly, we believe any changes to the prepayment assumptions would be immaterial to the estimated value.

We consider the following factors when determining other than temporary impairment for a security: (i) the length of time and the extent to which the market value has been less than the amortized cost, (ii) the underlying fundamentals of the relevant market, including indicators of credit deterioration, and the outlook for such market for the near future, and (iii) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value. We also follow the impairment guidance in FASB Staff Position (FSP) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” and SEC Staff Accounting Bulletin No. 59 (SAB 59), Accounting for Noncurrent Marketable Equity Securities. In accordance with the applicable impairment literature, when the fair value of an available for sale security is less than its amortized cost for an extended period, we consider whether there is an other than temporary impairment in the value of the security. In the future, if our liquidity needs change, it may impact our ability and intent to hold certain investments.

•

Real estate loans—We use discounted cash flow models employing discount rates that are based on management’s best estimate of market participant assumptions either to validate the quotes or estimated value in situations where lender quotes are not received. We also consider non-binding indicative quotes from the lenders on repurchase agreements that are used as an input to the fair value of our real estate loans to the extent that such values are generally consistent with other market participant inputs received. We have classified all real estate loans as Level 3 assets as there are limited observable transactions related to these types of investments in the current market. As of June 30, 2009, we have valued our real estate loan investments as follows:

	As of June 30, 2009 ($ in thousands)
Description	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Gain/(Loss)	Weighted Average Effective Interest Rate Based on Amortized Cost	Range of Maturity Dates (2)
Real estate loans, held for investment (1)
First mortgage loan participations	$43,639	$43,639	$25,569	$(18,070)	3.9%	February 2010 - February 2011
Mezzanine loans	226,648	226,383	112,424	(113,959)	3.3%	October 2009 - August 2010

	$270,287	$270,022	$137,993	$(132,029)	3.4%

(1)	Carrying value based on fair value in accordance with SFAS No. 157.
(2)	Loans have extension options which could extend maturity dates to November 2010 to June 2012.

The table below shows the impact on the fair value of our real estate loan investments of increasing or decreasing the June 30, 2009 weighted average discount rate on our combined portfolio level cash flows from approximately 24.8% by the indicated amounts. These results are different than what would be achieved on a loan by loan calculation but provide general information on valuation sensitivities.

Basis Point (Decrease) Increase in Discount Rate	Estimated Increase (Decrease) in Fair Value of Real Estate Loans Held for Investment ($ in thousands)	Estimated Relative Increase (Decrease) in Fair Value of Real Estate Loans Held For Investment
(500)	$22,014	16.0%
(250)	10,506	7.6%
250	(9,601)	-7.0%
500	(18,384)	-13.3%

•

Interest rate swap agreements—The fair value of our interest rate swap agreements is determined using market observable inputs such as a market based yield curve and other factors determined by management, such as the credit valuation adjustment related to our credit risk and the counterparty credit risk. We classify all interest rate swap agreements as Level 2 assets or liabilities due to the significant trading activity in this market and the insignificance of the credit valuation adjustment relative to the June 30, 2009 fair value of our interest rate swaps. The table below shows the components of the fair value of our interest rate swap agreements as of June 30, 2009 (in thousands).

Entity	Notional Balance at June 30, 2009	Clean Price	Credit Valuation Adjustment	Fair Value

CDO I	$109,977	$(11,160)	$(125)	$(11,285)
CDO II	303,126	(29,855)	(77)	(29,932)

	$413,103	$(41,015)	$(202)	$(41,217)

•

CDO notes payable—The fair value of the CDO notes payable are determined primarily by our internal valuation models, which we compare with non-binding indicative quotes from third party broker/dealers familiar with the securities. We classify all CDO notes payable as Level 3 liabilities, as there are limited observable transactions related to these notes payable. As of June 30, 2009, we have valued our CDO I and CDO II notes payable liabilities as follows:

Bond Class	Outstanding Notes Payable at June 30, 2009	Fair Value of Notes Payable at June 30, 2009	Weighted Average Interest Rate at June 30, 2009	Weighted Average Life of Notes (in years)
CDO I (1)	$265,776	$33,428	3.6%	8.3
CDO II (2)	698,246	82,701	1.3%	5.4

Total	$964,022	$116,129	1.9%	6.2

(1)	Represents current balance of $147.0 million of floating rate notes and $118.7 million of fixed rate notes with weighted average interest rates of 6.0% and 0.7%, respectively.
(2)	Represents current balance of $47.8 million of floating rate notes and $650.5 million of fixed rate notes with weighted average interest rates of 5.8% and 0.9%, respectively.

The tables below show the impact on the fair value of our CDO I and CDO II notes payable of increasing or decreasing the June 30, 2009 weighted average discount rate on our combined CDO level cash flows from approximately 40.6% and 54.6% for CDO I and CDO II, respectively, by the indicated amounts. These results are different than what would be achieved on a note by note calculation but provide general information on valuation sensitivities.

CDO I
Basis Point (Decrease) Increase in Discount Rate	Estimated Increase (Decrease) in Fair Value of CDO I Notes Payable ($ in thousands)	Estimated Relative Increase (Decrease) in Fair Value of CDO I Notes Payable
(500)	$6,520	19.5%
(250)	3,017	9.0%
250	(2,613)	-7.8%
500	(4,888)	-14.6%

CDO II
Basis Point (Decrease) Increase in Discount Rate	Estimated Increase (Decrease) in Fair Value of CDO II Notes Payable ($ in thousands)	Estimated Relative Increase (Decrease) in Fair Value of CDO II Notes Payable
(500)	$10,472	12.7%
(250)	5,007	6.1%
250	(4,599)	-5.6%
500	(8,831)	-10.7%

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

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheets as either an asset or liability, with a corresponding amount, adjusted for swap payments, recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. As of June 30, 2009 and December 31, 2008, we had no fair value or cash flow hedges.

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

The 2005 through 2007 tax years remain subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in its general and administrative expense on its consolidated statements of operations. There were no penalties related to uncertain tax positions for all periods prior to June 30, 2009.

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

In April of 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP (i) affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction (ii) clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active (iii) eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence (iv) includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly (v) requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable and (vi) applies to all fair value measurements when appropriate. FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted FSP FAS 157-4 as of June 30, 2009 and determined it does not have a material impact on our consolidated financial statements.

In April of 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP (i) changes existing guidance for debt securities in determining whether an impairment is other than temporary, (ii) requires management to assert (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis in order to deem an impairment temporary, (iii) provides for the bifurcation of other-than-temporary impairments into amounts related to credit losses which are recognized through earnings, and amounts related to all other factors which are recognized as a component of other comprehensive income, (iv) requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income, and (vi) when adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. The FSP did not change the method for measuring the amount of the impairment provided by ETIF 99-20 and FSP EITF 99-20-1. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. We adopted FSP FAS 115-2 and FAS 124-2 as of June 30, 2009.

In April of 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FSP 107. FSP 107-1 and APB 28-1 ARE effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. We adopted FSP FAS 107-1 and APB 28-1 as of June 30, 2009 and determined they do not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This SFAS (i) removes the concept of a qualifying special purpose entity (SPE) from SFAS No. 140 and eliminates the exception for qualifying SPEs from the consolidation guidance of FIN No. 46(R), (ii) amends and clarifies the unit of account eligible for sale accounting as an entire financial asset, group of assets or a participating interest in an entire financial asset, (iii) requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of assets accounted for as a sale. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with earlier adoption prohibited. We will adopt SFAS No. 166 on January 1, 2010 and are currently evaluating the impact on our consolidated financial statements, however, we currently believe that the presentation of our consolidated financial statements may prospectively change significantly upon adoption.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (Statement 167), which (i) addresses the effects of eliminating the qualifying special-purpose entity (QSPE) concept from FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (Statement 140), and (ii) responds to concerns about the application of certain key provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)), including concerns over the transparency of enterprises’ involvement with variable interest entities (VIEs). This SFAS (i) requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, (b) amends FIN 46(R)’s consideration of related party relationships in the determination of the primary beneficiary of a VIE by providing, among other things, an exception with respect to de facto agency relationships in certain circumstances, (c) amends certain guidance in FIN 46(R) for determining whether an entity is a VIE, which may change an enterprise’s assessment of which entities with which it is involved are

VIEs, (d) requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and (e) requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS No. 167 is effective as of the beginning of an enterprise’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter, with earlier application prohibited. We will adopt SFAS No. 167 on January 1, 2010 and are currently evaluating the impact on our consolidated financial statements, however, we currently believe that the presentation of our consolidated financial statements may prospectively change significantly upon adoption.

Balance Sheet Review

As of June 30, 2009, total assets were approximately $261.2 million, a decrease of $173.6 million, or 39.9%, from December 31, 2008. The decline in total assets was primarily due to declines in fair value of our CMBS and real estate loan investments primarily due to continued credit spread widening and increased loss assumptions. Income earning assets decreased by $169.2 million, or 40.0%, from $423.0 million at December 31, 2008. At June 30, 2009, income earning assets, including cash, had a weighted average yield of 16.0%, based on their amortized cost, compared to 17.8% at December 31, 2008. The decline in the cost basis and increase in yields on our CMBS investments from December 31, 2008 to June 30, 2009 is due primarily to value declines during the six months ended June 30, 2009 that were considered impairments, which reduced the cost basis by $78.7 million and increased CMBS weighted average yields from 35.6% at December 31, 2008 to 47.5% at June 30, 2009.

The level of investment related income is directly related to the balance of the interest-bearing assets and investments in unconsolidated subsidiaries outstanding during the period and the weighted average yields on such investments. The cost basis of interest-bearing assets and investments in unconsolidated joint ventures and weighted average yields (based on amortized cost basis) at June 30, 2009 and December 31, 2008, respectively, were as follows:

	June 30, 2009			December 31, 2008
	Fair Value	Amortized Cost	Yield (1)	Fair Value	Amortized Cost	Yield
CMBS financed by CDO I	$44,892	$44,880	41.5%	$76,886	$76,886	30.6%
CMBS financed by CDO II	46,290	46,225	51.1%	103,324	102,271	36.9%
CMBS not financed by CDOs	17,339	17,330	57.0%	42,432	41,590	43.3%

Total CMBS	108,521	108,435	47.5%	222,642	220,747	35.6%
Real estate loans financed by CDO II	137,993	270,022	3.4%	189,980	273,724	4.0%
Investments in unconsolidated joint ventures	709	709	N/A	843	843	N/A

Total	$247,223	$379,166	16.0%	$413,465	$495,314	18.1%

(1)	After effect of recording unrealized losses and other than temporary impairment charges on CMBS investments as further discussed below.

During the six months ended June 30, 2009, we made no CMBS or real estate loan investments.

At June 30, 2009, we held investments in CMBS issued by 25 separate CMBS trusts and one Re-Remic issuance with an aggregate estimated fair value of $108.5 million. The amortized cost basis of our investments in CMBS was $108.4 million with a weighted average yield of 47.5%. At June 30, 2009, the weighted average expected life of our CMBS investments was 7.5 years. The weighted average yield on our CMBS assets increased as of June 30, 2009 compared to December 31, 2008 primarily as a result of recording impairments in the first half of 2009 and reducing the cost basis to estimated fair value on all of our CMBS assets as of June 30, 2009.

At June 30, 2009, we had nine real estate loans financed by our CDO II, which were classified as held for investment with an amortized cost basis of $270.0 million, a carrying value of $138.0 million and all of which bear interest at floating rates with a weighted average interest rate of LIBOR plus 3.4%.

At June 30, 2009, total liabilities were $240.8 million, a decrease of $147.6 million, or 38.0%, from December 31, 2008. The decrease in total liabilities was primarily driven by the declines in the fair value of our CDO notes payable and principal repayments, which reduced the carrying amount of such notes payable by $95.6 million from $211.7 million at December 31, 2008 to $116.1 million at June 30, 2009. We also terminated or restructured five interest rate swap positions, decreasing our swap liability by $24.9 million, net of entering into a note payable associated with restructuring four of these swaps, and reduced liability on our CDO-related interest rate swaps of $36.9 million due to changes in fair value driven primarily by increased 10-year swap rates. Further, we reduced the borrowings on repurchase agreements by $5.0 million due to amortization payments to JPMorgan, and dividends payable declined by $2.3 million compared to December 31, 2008 levels. At June 30, 2009, we had interest-bearing liabilities excluding interest rate swaps with a fair value of $194.4 million, a cost basis of approximately $1.0 billion with a weighted average borrowing rate of 1.9% based on cost basis.

At June 30, 2009, we were party to one repurchase agreement where borrowing capacity is limited to assets pledged as collateral for such agreement based on the underlying characteristics of such assets. Based on pledged assets, we had no additional borrowing capacity at June 30, 2009. At June 30, 2009, we had $11.1 million outstanding under this agreement with a weighted average borrowing rate of 3.0%.

At June 30, 2009, we had CDO notes payable outstanding from two separate issuances. Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet with CDO notes payable at fair value of $116.1 million and a cost basis of $964.0 million, representing the amortized sales price of the CDO notes payable sold to third parties. The weighted average interest rate of the CDO notes payable, including the amortization of debt issuance costs, was 1.9% at June 30, 2009. Of the $964.0 million of face amount of CDO notes payable outstanding, $769.2 million were floating rate with a weighted average interest rate of LIBOR plus 59 basis points while $194.8 million were fixed rate with a weighted average interest rate of 6.0%.

At June 30, 2009 we had $70.3 million of face amount of junior subordinated notes outstanding with a cost basis of $58.3 million related to the exchange of $56.3 million of TRUPs. The notes will pay interest at a rate of 0.5% annually through April 29, 2012 or such earlier date as we elect (the “Modification Period”). If the Modification Period ends earlier than April 29, 2012, we will pay interest at a fixed rate of 7.2% annually from such date through April 29, 2012. Thereafter, we will pay interest at a variable rate equal to LIBOR plus 2.25% annually. At June 30, 2009 there were $0.6 million of junior subordinated debentures outstanding that were exchanged and cancelled in July 2009.

At June 30, 2009, we were party to two interest rate swaps with a total current notional amount of $413.1 million. These interest rate swaps effectively convert floating rate debt to fixed rate debt. Under these swaps, we receive amounts based on a rate equal to one-month LIBOR and pay amounts based on a weighted average fixed rate of 5.0%. The net fair value of the interest rate swaps at June 30, 2009 was a liability of $41.2 million, net of a credit valuation adjustment of $0.2 million, and is presented as interest rate swap agreements, at fair value, on the consolidated balance sheets.

On March 3, 2009, we entered into a new agreement with our counterparty to terminate and replace four interest rate swaps which had a $245.1 million ending notional amount and a $21.2 million fair value liability as of December 31, 2008, net of $17.9 million of credit valuation adjustments, in exchange for a new seven-year fixed rate-for-fixed rate interest rate swap agreement. Under such agreement, we were to pay a fixed monthly amount of approximately $0.4 million through February 2017. On July 14, 2009, we amended the agreement with our counterparty thereby reducing the July, August and September 2009 monthly payments due under the agreement from approximately $0.4 million to $75 and resulting in an aggregate deferral in payments of approximately $0.9 million during such three month period. In addition, the amendment, which is effective in July 2009, provides that commencing in October 2009, through and including September 2010, our monthly payments under the agreement shall be increased from approximately $0.4 million to approximately $0.5 million, thereby providing for the repayment of the deferred amount over the twelve month period following August 2009. We have reflected this agreement as a note payable on our consolidated balance sheets as this agreement does not meet the definition of a derivative instrument pursuant to SFAS No. 133.

At June 30, 2009, total stockholders’ equity was $20.4 million, a decrease of $26.0 million from December 31, 2008. The decrease in stockholders’ equity was primarily due to the net loss of $27.0 million in the six months ended June 30, 2009.

Results of Operations

Comparison of the three months ended June 30, 2009 (Amounts in millions except per share data. All per share amounts have been restated to reflect the impact of our 1-for-10 reverse stock split effected February 20, 2009.)

Net loss was $8.7 million, or $(1.67) per diluted share, during the three months ended June 30, 2009 compared to net income of $29.0 million, or $11.25 per diluted share, during the three months ended June 30, 2008.

Revenues

The following table sets forth information regarding the total amount and composition of our revenues, which are primarily interest income earned from our investments and cash positions (in thousands):

	For the Three Months Ended June 30,		Increase (decrease)
	2009	2008

REVENUES
Interest income from CMBS	$6,957	$24,719	$(17,762)
Interest income from real estate loans	2,341	7,447	(5,106)
Interest income from cash and cash equivalents	5	194	(189)
Equity in (losses) earnings, net, of unconsolidated joint ventures	(64)	34	(98)
Fee income	239	156	83

Total Revenues	$9,478	$32,550	$(23,072)

The decrease in revenues for the three months ended June 30, 2009, compared to the same period in 2008, is primarily due to (i) reduced income from CMBS investments due to reduced cost basis due to impairment charges, offset, in part by higher yields on CMBS investments, (ii) reduced income from real estate loans due to the sale or repayment of certain loans, as well as lower LIBOR rates on our floating rate loans, (iii) reduced interest income from cash and cash equivalents due to lower cash balances and lower yields, (iv) reduced equity in earnings (losses) of joint ventures due to unrealized losses from our interest in a joint venture that incurred unrealized mark-to-market losses on certain investments and the April 2008 sale of our interest in the joint venture that owned net leased real estate assets. During the three months ended June 30, 2009, $7.2 million was earned on fixed rate investments, while the remaining $2.3 million was earned on floating rate investments, compared to $27.8 million and $4.8 million for the same period in 2008, respectively. We classify income from floating rate investments as that which is tied to a published index, e.g. LIBOR. At June 30, 2009, our floating rate investments included a cost basis of $270.0 million in real estate loans, $1.8 million in cash and cash equivalents and $4.7 million in restricted cash primarily related to the remaining CDO II loan replenishment pool balance.

Expenses

The following table sets forth information regarding the amount and composition of our expenses (in thousands):

	For the Three Months Ended June 30,		Increase (decrease)
	2009	2008
Interest expense	$7,582	$13,782	$(6,200)
Management fees, affiliate	961	1,874	(913)
General and administrative	1,607	1,937	(330)

Total Expenses	$10,150	$17,593	$(7,443)

Interest Expense. Interest expense was $7.6 million and $13.8 million for the three months ended June 30, 2009 and 2008, respectively. The following table sets forth information regarding the total composition amount of interest expense, which is primarily interest expense related to our CDO notes payable, repurchase agreements, junior subordinated debentures, junior subordinated notes and note payable (in thousands):

	For the Three Months Ended June 30,		Increase (decrease)
	2009	2008
CDO II notes payable	$1,871	$5,582	$(3,711)
CDO I notes payable	2,983	3,643	(660)
Repurchase agreements	97	1,919	(1,822)
Junior subordinated debentures	712	1,086	(374)
Junior subordinated notes	760	—	760
Note payable	1,100	—	1,100
Amortization of deferred financing fees	59	1,552	(1,493)

Total interest expense	$7,582	$13,782	$(6,200)

The decrease in interest expense of $6.2 million is primarily related to lower interest expense on our floating rate obligations due to lower LIBOR rates, on average, in 2009 compared to 2008 as well as lower average balances outstanding on repurchase agreements and lower amortization of repurchase agreement extension fees during 2009 compared to 2008, offset, in part, by higher interest expense related to our junior subordinated notes and note payable issued during the six months ended June 30, 2009.

Management and Incentive Fees. Base management fees are calculated as a percentage of stockholders’ equity adjusted to exclude the effect of any unrealized gains and losses or other items that do not affect realized net income. Our manager is also entitled to receive quarterly incentive fees equal to 25% of our Funds From Operations (as defined in the management agreement), or FFO, in excess of minimum FFO targets (as defined in the management agreement). We did not meet the minimum FFO target for the three months ended June 30, 2009 and 2008. The following table summarizes our management fees for the three months ended June 30, 2009 and 2008, respectively (in thousands):

	For the Three Months Ended June 30,		Increase (decrease)
	2009	2008
Base management fees	$961	$1,874	$(913)
Incentive fees	—	—	—

Total management fees	$961	$1,874	$(913)

The decrease in management fees is primarily due to decreases in base management fees during 2009 due to a lower equity base used to calculated such fees primarily as a result of realized losses on real estate loans, our CMBS portfolio and interest rate swaps during 2008 and 2009.

General and Administrative Expense. The decrease in general and administrative expenses of $0.3 million for the three months ended June 30, 2009 versus the same period in 2008 was due primarily to lower legal, external audit, and other professional services, collateral administration fees on CDO II, and stock compensation expense offset, in part, by fees paid on the exchange of our TRUPs. Included in general and administrative expenses are affiliate expenses related to overhead and out-of-pocket expense reimbursements to our manager aggregating $0.1 million for both the three months ended June 30, 2009 and

2008, respectively, pursuant to our management agreement. Additional affiliate expenses of $0.2 million and $0.4 million, respectively, related to collateral administration fees on CDO II were also included in general and administrative expenses for the three months ended June 30, 2009 and 2008.

Other Gains (Losses)

The following table sets forth information regarding the amount and composition of our other gains (losses) during the three months ended June 30, 2009 and 2008 (in thousands):

	For the Three Months Ended June 30,		Increase (decrease)
	2009	2008

Changes in Fair Value
CDO related financial assets and liabilities
CMBS	$(13,919)	$(428)	$(13,491)
Real estate loans	(13,776)	(6,891)	(6,885)
Notes payable	5,461	7,585	(2,124)
Interest rate swaps	20,923	22,357	(1,434)

Unrealized gain (loss) on CDO related financial assets and liabilities	(1,311)	22,623	(23,934)

Non-CDO related financial assets and liabilities			—
Loss on CMBS impairment	(3,854)	(273)	(3,581)
Real estate loans held for sale	—	(506)	506
Interest rate swaps	—	8,199	(8,199)

Unrealized gain (loss) on non-CDO related financial assets and liabilities	(3,854)	7,420	(11,274)

Total changes in fair value	(5,165)	30,043	(35,208)

Realized Gains (Losses)
Loss on sale real estate loan held for sale	—	(9,249)	9,249
Gain on exchange and cancellation of TRUPs	2,657	—	2,657
Loss on termination of interest rate swaps	—	(1,370)	1,370

Total realized gains (losses)	2,657	(10,619)	13,276

Cash payments on interest rate swaps	(4,791)	(4,690)	(101)

Recognition of amounts in other comprehensive income (loss) (“AOCI”) as of December 31, 2007
Amortization of swap termination costs	(134)	(126)	(8)
Amortization of unrealized loss on CDO related interest rate swaps	(602)	(575)	(27)

Total recognition of amounts in AOCI as of December 31, 2007	(736)	(701)	(35)

Total other gains (losses)	$(8,035)	$14,033	$(22,068)

Unrealized Gain (Loss) on CDO Financial Assets and Liabilities, net. During the three months ended June 30, 2009, we recorded unrealized losses, net, on our CDO related financial assets and liabilities of $1.3 million. This net unrealized loss was driven by declines in the fair value of CMBS due to increased loss assumptions on CMBS, and declines in the value of real estate loans primarily related to widening of credit spreads on hospitality related real estate loans, offset, in part, by declines in the fair value of our CDO notes payable due to declines in future projected cash flows to such notes payable, and increases in swap rates from March 31, 2009 to June 30, 2009 which reduced our interest rate swap liability.

Loss on Impairment of Non-CDO Related CMBS. During the three months ended June 30, 2009 and 2008, we recorded other than temporary non-cash impairment charges related to our CMBS investments of $3.9 million and $0.3 million, respectively. The other than temporary impairment charges related to declines in the projected net present value of future cash flows pursuant to EITF 99-20.

Unrealized and Realized Gain (Loss) on Loans Held for Sale. Pursuant to SFAS No. 65, we carried real estate loans held for sale on our consolidated balance sheet at the lower of cost or fair value, and as a result, during the three months ended June 30, 2008, we recorded unrealized (losses) of $(0.5) million and realized (losses) of $(9.2) million for the three months ended June 30, 2008. We had no loans held for sale during 2009.

Gain on Exchange and Cancellation of TRUPs. During the three months ended June 30, 2009, we exchanged and cancelled $3.1 million of face amount of our TRUPs for total consideration of $0.4 million, consisting of cash and stock, resulting in a gain of $2.7 million.

Unrealized Gain on Non-CDO Interest Rate Swaps. No unrealized gains (losses) on interest rate swaps were recorded during the three months ended June 30, 2009 as there were no non-CDO interest rate swaps outstanding during that period. An unrealized gain of $8.2 million was recorded for the three months ended June 30, 2008 primarily as a result of increases in the 10-year swap rate during that period.

Loss on Termination of Non-CDO Interest Rate Swaps. During the three months ended June 30, 2008, in connection with the sale of a real estate loan and the repayment of related repurchase agreement borrowings, we paid $1.4 million in swap termination costs on an interest rate swap with a notional balance of $45.0 million.

Cash Payments on Interest Rate Swaps and Amortization of AOCI. For the three months ended June 30, 2009, we recorded $5.5 million of losses on interest rate swaps primarily related to $4.8 million of periodic cash settlement costs on interest rate swaps, $0.1 million of amortization of swap termination costs and $0.6 million of amortization of the unrealized loss on CDO related interest rate swaps included in other comprehensive income (loss). For the three months ended June 30, 2008, we recorded $5.4 million of losses on interest rate swaps primarily related to $4.7 million of periodic cash settlement costs on interest rate swaps, $0.1 million of amortization of swap termination costs and $0.6 million of amortization of the unrealized loss on CDO related interest rate swaps included in other comprehensive income (loss).

Comparison of the six months ended June 30, 2009 and 2008 (Amounts in millions except per share data. All per share amounts have been restated to reflect the impact of our 1-for-10 reverse stock split effected February 20, 2009.)

Net loss was $27.0 million, or $(5.74) per diluted share, during the six months ended June 30, 2009 compared to a net loss of $37.9 million, or $(14.72) per diluted share, during the six months ended June 30, 2008.

Revenues

The following table sets forth information regarding the total amount and composition of our revenues, which are primarily interest income earned from our investments and cash positions (in thousands):

	For the Six Months Ended June 30,		Increase (decrease)
	2009	2008
REVENUES
Interest income from CMBS	$22,197	$46,171	$(23,974)
Interest income from real estate loans	4,669	16,333	(11,664)
Interest income from cash and cash equivalents	16	616	(600)
Equity in (losses) earnings, net, of unconsolidated joint ventures	(1,663)	967	(2,630)
Fee income	652	253	399

Total Revenues	$25,871	$64,340	$(38,469)

The decrease in revenues for the six months ended June 30, 2009, compared to the same period in 2008, is primarily due to (i) reduced income from CMBS investments due to reduced cost basis due to impairment charges, offset, in part by higher yields on CMBS investments, (ii) reduced income from real estate loans due to the sale or repayment of certain loans, as well as lower LIBOR rates on our floating rate loans, (iii) reduced interest income from cash and cash equivalents due to lower cash balances and lower yields, (iv) reduced equity in earnings (losses) of joint ventures due to unrealized losses from our interest in a joint venture that incurred unrealized mark-to-market losses on certain investments and the April 2008 sale of our interest in the joint venture that owned net leased real estate assets. During the six months ended June 30, 2009, $21.2 million was earned on fixed rate investments, while the remaining $4.7 million was earned on floating rate investments, compared to $53.1 million and $11.2 million for the same period in 2008, respectively. We classify income from floating rate investments as that which is tied to a published index, e.g. LIBOR. At June 30, 2009, our floating rate investments included a cost basis of $270.0 million in real estate loans, $1.8 million in cash and cash equivalents and $4.7 million in restricted cash primarily related to the remaining CDO II loan replenishment pool balance.

Expenses

The following table sets forth information regarding the amount and composition of our expenses (in thousands):

	For the Six Months Ended June 30,		Increase (decrease)
	2009	2008
Interest expense	$14,076	$29,197	$(15,121)
Management fees, affiliate	2,171	3,701	(1,530)
General and administrative	4,389	3,917	472

Total Expenses	$20,636	$36,815	$(16,179)

Interest Expense. Interest expense was $14.1 million and $29.2 million for the six months ended June 30, 2009 and 2008, respectively. The following table sets forth information regarding the total composition amount of interest expense, which is primarily interest expense related to our CDO notes payable, repurchase agreements, junior subordinated debentures, junior subordinated notes, and note payable (in thousands):

	For the Six Months Ended June 30,		Increase (decrease)
	2009	2008

CDO II notes payable	$3,787	$12,832	$(9,045)
CDO I notes payable	5,977	7,626	(1,649)
Repurchase agreements	215	4,797	(4,582)
Junior subordinated debentures	1,798	2,172	(374)
Junior subordinated notes	760	—	760
Note payable	1,472	—	1,472
Amortization of deferred financing fees	67	1,770	(1,703)

Total interest expense	$14,076	$29,197	$(15,121)

The decrease in interest expense of $15.1 million is primarily related to lower interest expense on our floating rate obligations due to LIBOR rates, on average, in 2009 compared to 2008 as well as lower average balances outstanding on repurchase agreements during 2009 compared to 2008, offset, in part, by increased interest expense related to our junior subordinated notes and note payable issued during the six months ended June 30, 2009.

Management and Incentive Fees. Base management fees are calculated as a percentage of stockholders’ equity adjusted to exclude the effect of any unrealized gains and losses or other items that do not affect realized net income. Our manager is also entitled to receive quarterly incentive fees equal to 25% of our Funds From Operations (as defined in the management agreement), or FFO, in excess of minimum FFO targets (as defined in the management agreement). We did not meet the minimum FFO target for the six months ended June 30, 2009 and 2008. The following table summarizes our management fees for the six months ended June 30, 2009 and 2008, respectively (in thousands):

	For the Six Months Ended June 30,		Increase (decrease)
	2009	2008
Base management fees	$2,171	$3,701	$(1,530)
Incentive fees	—	—	—

Total management fees	$2,171	$3,701	$(1,530)

The decrease in management fees is primarily due to decreases in base management fees during 2009 due to a lower equity base used to calculated such fees primarily as a result of realized losses on real estate loans and our CMBS portfolio and interest rate swaps during 2008 and 2009.

General and Administrative Expense. The increase in general and administrative expenses of $0.5 million for the six months ended June 30, 2009 versus the same period in 2008 was due primarily to incurring approximately $1.0 million of costs associated with our failed equity offering including legal, external audit and other professional services and fees paid on the modification of our TRUPs, offset, in part by lower stock compensation expense, collateral administration fees on CDO II and outside professional services. Included in general and administrative expenses are affiliate expenses related to overhead and out-of-pocket expense reimbursements to our manager aggregating $0.3 million for both the six months ended June 30, 2009 and 2008, respectively, pursuant to our management agreement. Additional affiliate expenses of $0.5 million and $0.7 million, respectively, related to collateral administration fees on CDO II were also included in general and administrative expenses for the six months ended June 30, 2009 and 2008.

Other Gains (Losses)

The following table sets forth information regarding the amount and composition of our other gains (losses) during the six months ended June 30, 2009 and 2008 (in thousands):

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF OTHER GAINS (LOSSES) (unaudited)

(In thousands)

	For the Six Months Ended June 30,		Increase (decrease)
	2009	2008
Changes in Fair Value
CDO related financial assets and liabilities
CMBS	$(79,645)	$(175,189)	$95,544
Real estate loans	(48,286)	(11,799)	(36,487)
Notes payable	85,062	274,237	(189,175)
Interest rate swaps	36,907	2,279	34,628

Unrealized gain (loss) on CDO related financial assets and liabilities	(5,962)	89,528	(95,490)

Non-CDO related financial assets and liabilities			—
Loss on CMBS impairment	(18,366)	(45,395)	27,029
Real estate loans held for sale	—	(28,874)	28,874
Interest rate swaps	13,860	3,394	10,466

Unrealized gain (loss) on non-CDO related financial assets and liabilities	(4,506)	(70,875)	66,369

Total changes in fair value	(10,468)	18,653	(29,121)

Realized Gains (Losses)
Loss on real estate loan held for sale	—	(9,249)	9,249
Gain on exchange and cancellation of TRUPs	2,657	—	2,657
Loss on termination of interest rate swaps	(12,280)	(1,370)	(10,910)

Total realized gains (losses)	(9,623)	(10,619)	996

Cash payments on interest rate swaps	(10,717)	(6,773)	(3,944)

Recognition of amounts in other comprehensive income (loss) (“AOCI”) as of December 31, 2007
Loss on CMBS impairment	—	(54,457)	54,457
Unrealized gain (loss) on non-CDO related interest rate swaps	—	(10,795)	10,795
Amortization of swap termination costs	(266)	(250)	(16)
Amortization of unrealized loss on CDO related interest rate swaps	(1,197)	(1,143)	(54)

Total recognition of amounts in AOCI as of December 31, 2007	(1,463)	(66,645)	65,182

Total other gains (losses)	$(32,271)	$(65,384)	$33,113

Unrealized Gain (Loss) on CDO Financial Assets and Liabilities, net. During the six months ended June 30, 2009, we recorded unrealized losses, net, on our CDO related financial assets and liabilities of $6.0 million. This net unrealized loss was driven by widening credit spreads and increased loss assumptions on CMBS, and widening of credit spreads on real estate loans, offset, in part, by a less significant widening of credit spreads on CDO notes payable, and increases in swap rates from December 31, 2008 to June 30, 2009.

Loss on Impairment of Non-CDO Related CMBS. During the six months ended June 30, 2009 and 2008, we recorded other than temporary non-cash impairment charges related to our CMBS investments of $18.4 million and $99.9 million, respectively. The other than temporary impairment charges include $14.6 million and $2.4 million, respectively, related to declines in the projected net present value of future cash flows pursuant to EITF 99-20. The remaining non-cash CMBS impairment charges of $3.8 million and $97.5 million relate to other than temporary declines in fair value which is due to the widening of credit spreads for CMBS investments since the first half of 2007, resulting in both increased severity of the level of unrealized losses as well as increased duration of such losses.

Gain on Exchange and Cancellation of TRUPs. During the six months ended June 30, 2009, we exchanged and cancelled $3.1 million of face amount of our TRUPs for total consideration of $0.4 million, consisting of cash and stock, resulting in a gain of $2.7 million.

Unrealized and Realized Gain (Loss) on Loans Held for Sale. There were no loans held for sale during 2009. During the six months ended June 30, 2008, we recorded unrealized (losses) of $(28.9) million on loans held for sale and a realized loss of $9.2 million on the sale of a whole mortgage loan with a face amount of $45.0 million and an unamortized cost basis of $45.4 million for $36.6 million.

Unrealized (Loss) Gain on Non-CDO Related Interest Rate Swaps. An unrealized gain of $13.9 million was recorded during the six months ended June 30, 2009 primarily due to the reversal of previously recognized unrealized losses on interest rate swaps as part of the termination of such swaps during the three months ended March 31, 2009.

During the first quarter of 2008, we determined that four interest rate swaps, aggregating $211.0 million in notional balance, intended to hedge anticipated future and current floating rate financings were no longer effective as such future long-term financings are not considered probable due to continued market disruptions. As a result, we recorded a charge of $(7.4) million consisting of the write-off of unrealized losses of $10.8 million previously classified as part of accumulated other comprehensive income (loss) as of December 31, 2007 and unrealized gains in the fair value of such swaps of $3.4 million during the six months ended June 30, 2008. This has been reflected in unrealized gain (loss) on non-CDO interest rate swaps in the consolidated statement of operations.

Loss on Termination of Interest Rate Swaps. During the six months ended June 30, 2009, we terminated an interest rate swap with a notional balance of $19.5 million by paying $3.3 million in cash. In addition, we entered into a new agreement with our counterparty to terminate and replace four outstanding interest rate swaps, which had a $245.1 million ending notional amount and a $21.4 million fair value liability as of December 31, 2008, in exchange for a new seven-year fixed rate-for-fixed rate agreement with an estimated fair value of $9.0 million. This resulted in a combined loss of $12.3 million for the six months ended June 30, 2009. During the six months ended June 30, 2008, in connection with the sale of a real estate loan and the repayment related repurchase agreement borrowings, we paid $1.4 million in swap termination costs on an interest rate swap with a notional balance of $45.0 million.

Cash Payments on Interest Rate Swaps and Amortization of AOCI. For the six months ended June 30, 2009, we recorded $12.2 million of losses on interest rate swaps primarily related to $10.7 million of periodic cash settlement costs on interest rate swaps, $0.3 million of amortization of swap termination costs and $1.2 million of amortization of the unrealized loss on CDO related interest rate swaps included in other comprehensive income (loss). For the six months ended June 30, 2008, we recorded $8.2 million of losses on interest rate swaps primarily related to $6.8 million of periodic cash settlement costs on interest rate swaps, $0.3 million of amortization of swap termination costs and $1.1 million of amortization of the unrealized loss on CDO related interest rate swaps included in other comprehensive income (loss).

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and investments, pay dividends and other general business needs. Our principal sources of liquidity include: 1) cash flow from operations; 2) borrowings under our repurchase and credit facilities; 3) our CDO offerings; 4) other forms of financing or additional securitizations including CMBS or subsequent CDO offerings; 5) proceeds from common or preferred equity offerings and, 6) the proceeds from principal payments on or sales of our investments.

As reflected in our consolidated statements of cash flows for the six months ended June 30, 2009, net cash provided by operating activities was $16.7 million. During the six months ended June 30, 2009, we made $1.5 million in capital contributions to the US Debt Fund. In addition, we received $3.7 million from the partial repayment of a real estate loan which is financed by CDO II and pursuant to the CDO II indenture, such repayment is included in restricted cash at June 30, 2009. During this same period, we repaid $5.0 million on our repurchase agreements due to scheduled amortization, paid $2.3 million of dividends, repaid a $0.5 million note payable in full, exchanged and cancelled $59.4 million of face amount of our TRUPs for $0.6 million of cash and other considerations and paid $3.3 million in swap termination costs. In addition, pursuant to the terms of the CDO indentures, $10.5 million of principal was repaid on our CDO notes payable. As a result, unrestricted cash declined from $8.4 million as of December 31, 2008 to $1.8 million as of June 30, 2009.

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

During 2009, we have exchanged $56.3 million of our TRUPs into junior subordinated notes, and cancelled $3.7 million of our TRUPs reducing quarterly cash interest payments from $1.1 million per quarter to $75 per quarter through April 2012. In addition, we amended our note payable to reduce monthly payments from approximately $0.4 million to approximately $0.1 million from July through September 2009, and amended our agreement with the Manager to reduce cash basis monthly base management fees to $75 from April to September 2009. However, currently our primary source of free operating cash flow are our non-CDO CMBS investments. Cash flow from these investments have declined from approximately $6.9 million in the first quarter of 2009 to approximately $4.0 million during the second quarter of 2009 due to deteriorating macroeconomic and commercial real estate conditions evidenced by increasing delinquencies, special servicing activity and the appraisal reductions on collateral for such investments. This decline in non-CDO CMBS cash flow has further adversely affected our liquidity.

Our unrestricted cash balance as of August 5, 2009 was $1.2 million and our repurchase agreement borrowings were $10.4 million. The decrease in unrestricted cash from $1.8 million at June 30, 2009 was primarily due to the impact of amortization payments totaling $0.8 million on our JP Morgan repurchase agreement discussed above and payments of certain final expenses relating to the restructuring of our TRUPs, offset, in part by operating cash flow.

The decline in liquidity and lack of available financing will make it difficult for us to meet future capital calls from the US Debt Fund. A failure by us to fund our portion of future capital calls may adversely impact our investment in and management fees earned on the US Debt Fund, and lead to, among other items, payment of penalty interest and/or dilution of our current investment interests.

Borrowings. As of August 7, 2009, June 30, 2009 and December 31, 2008, repurchase agreement borrowings consisted of the following (net of amounts held as collateral in restricted cash for these borrowings):

		Amount
	Scheduled Maturity Date	August 7, 2009	June 30, 2009	December 31, 2008
Secured by CMBS
JP Morgan Chase	December 2009	$10,358	$11,108	$16,108

		$10,358	$11,108	$16,108

In August 2007 and as subsequently amended in September 2007, March 2008, September 2008 and December 2008, we and a wholly owned subsidiary, respectively, entered into a repurchase agreement with a subsidiary of JPMorgan Chase & Co. (the “JPMorgan Facility”). This repurchase agreement provides financing to be secured by rated and unrated CMBS. The December 2008 amendment modified certain financial covenants applicable to us under the JPMorgan Facility and extended the term of the facility to December 22, 2009. We also agreed to make payments of $2.8 million in December 2008, $2.0 million in February 2009, and monthly amortization payments of $0.8 million commencing in March 2009 through the maturity of the JPMorgan Facility, with the remaining outstanding balance on the facility due and payable on December 22, 2009. During the six months ended June 30, 2009, such principal repayments totaled $5.0 million. This repurchase agreement is fully recourse to us and has covenants related to (i) minimum tangible net worth, (ii) maximum leverage, (iii) minimum liquidity and (iv) incurrence of additional recourse debt, among other covenants. The JPMorgan Facility also has a material adverse change clause in which JPMorgan can demand immediate repayment of our debt if they deem a material adverse change to have occurred. As of June 30, 2009, $11.1 million was outstanding under the facility at a weighted average borrowing rate of 3.0%, and CMBS investments with an estimated fair value of $16.6 million were pledged as collateral.

Collateralized Debt Obligations. On October 17, 2006, we issued our second CDO, or CDO II, through two of our wholly-owned subsidiaries, JER CRE CDO 2006-2, Limited and JER CRE CDO 2006-2, LLC, collectively known as CDO II. CDO II is secured by $1.2 billion par value of collateral interests consisting of CMBS, mezzanine loan interests, first mortgage loan interests, Re-REMIC securities, and real estate CDO securities. CDO II issued privately placed notes totaling $768.4 million initially rated AAA through BBB- (“CDO II Investment Grade Notes”). We purchased a portion of the CDO II Investment Grade Notes and retained all of the non-investment grade notes and preferred shares. $708.3 million of CDO II Investment Grade Notes were issued to third parties consisting of $47.0 million of fixed rate notes with a weighted average interest rate of 5.8% and $661.3 million of floating rate notes with a weighted average interest rate of LIBOR plus 62 basis points, excluding amortization of fees and expenses. The CDO II Investment Grade Notes have a remaining expected average maturity of 5.4 years at June 30, 2009. CDO II has a replenishment collateral pool of up to $275.0 million that would allow replenishment of proceeds of real estate loans that are paid off within five years from the closing of the transaction, subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture and satisfaction of certain other requirements. During the six months ended June 30, 2009 and 2008, we contributed no CMBS or real estate loan interests as collateral to CDO II and CDO II received $3.7 million and $7.5 million, respectively, of real estate loan repayments on CDO II real estate loan collateral during the six months ended June 30, 2009. At June 30, 2009 and December 31, 2008, the replenishment pool balance was $4.7 million and $1.0 million, respectively, which is reflected as restricted cash on our consolidated balance sheets.

In November 2005, we issued our first CDO, or CDO I, through two of our wholly-owned subsidiaries, JER CRE CDO 2005-1, Limited and JER CRE CDO 2005-1, LLC. CDO I is secured by a static pool of $418.7 million par value of fixed rate subordinate CMBS. CDO I issued privately placed notes totaling $275.6 million initially rated AAA through BBB- (“CDO I Investment Grade Notes”). We retained a portion of the BBB- rated notes, all of the non-investment grade notes and all of the preferred shares. Two of the CDO I Investment Grade Notes, totaling $119.2 million, were issued with floating rate coupons with a weighted average interest rate of LIBOR plus 39 basis points, excluding amortization of fees and expenses. The remaining CDO I Investment Grade Notes totaling $147.0 million, net of the portion retained by us, were issued with fixed rate coupons with a weighted average interest rate of 6.0%, excluding amortization of fees and expenses. The Investment Grade Notes have a remaining expected average maturity of 8.3 years at June 30, 2009.

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

As a result of downgrades relating to its CMBS collateral, CDO II failed certain of its over-collateralization tests beginning in February 2009. Such failures have continued, and are expected to continue for the foreseeable future. As a result of the failure of these over-collateralization coverage tests (i) certain interest payments normally scheduled to be allocated to the holders of the junior notes payable and preferred shareholders of CDO II were reallocated to the holders of the senior notes payable, and (ii) any available principal proceeds were reallocated to the holders of the senior notes payable. Consequently, we will not receive any cash flow distributions on the junior notes payable and preferred share investments retained by us and/or our affiliates in CDO II until such time, if ever, the over-collateralization coverage tests are complied with. Even if the over-collateralization coverage tests are eventually complied with, our ability to obtain regular cash payments from the assets securing CDO II is dependent upon CDO II continuing to meet interest coverage and over-collateralization coverage tests. If the February through June 2009 over-collateralization coverage tests for CDO II had not failed, we would have received approximately $9.5 million in additional distributions during the first half of 2009. During 2008, we received approximately $28 million of net cash distributions from CDO II.

CMBS downgrades generally do not affect the over-collateralization coverage test applicable to collateral in CDO I, unless such collateral is downgraded to “CC” or below. As of July 31, 2009 and June 30, 2009, 11 and 4 CMBS bonds, respectively, underlying CDO I have been downgraded to “CC” or lower, causing certain cash payments from such downgraded CMBS bonds normally scheduled to be allocated to the holder of the junior notes payable and preferred shareholders of CDO I to be reallocated to the holders of the senior notes payable. While CDO I is still in compliance with its over-collateralization and interest coverage tests, these bond downgrades, combined with declining cash flows from the CMBS underlying CDO I has reduced the cash flow to us on our retained preferred shares. For the three months ended June 30, 2009, we collected $0.4 million from our retained preferred shares in CDO I, compared with $0.6 million for the three months ending March 31, 2009.

The redirection of cash within our CDOs is not expected to impact the GAAP or tax treatment to us relative to our reporting of the individual assets and liabilities related to the CDOs as we consolidate both CDOs on our balance sheet. While we believe our balance sheet reflects the fair value of the individual CDO related assets and liabilities, we believe the estimated economic fair value of our combined retained interest in the CDOs is significantly less than the difference between the estimated fair values of the assets and liabilities, determined in accordance with GAAP.

With respect to CDO II, we have been appointed its advancing agent. In this capacity, we may be required to make interest advances to CDO II in the event that the sum of interest proceeds and principal proceeds collected during the related due period are insufficient to remit the interest that is due and payable to the Class A Notes and Class B Notes in accordance with the priority of payments of CDO II (the amount of such insufficiency, an “Interest Shortfall”). We will be entitled to recover any previously unreimbursed interest advances made by it, together with interest thereon, first, from interest proceeds and second if applicable, from principal proceeds, senior to any payments of interest or principal to the noteholders and senior to any payments of fees, expenses or hedge payments of CDO II, only to the extent that such recovery would not trigger an additional Interest Shortfall to the Class A Notes or Class B Notes. In the event that we determine that such interest advances are nonrecoverable interest advances, we would be entitled to recovery of any previously unreimbursed interest advances made by it, together with interest thereon, without regards to whether such recovery would trigger additional Interest Shortfalls. As of June 30, 2009, we have not advanced CDO II for any Interest Shortfalls in its capacity as advancing agent.

Junior Subordinated Debentures and Notes. On April 9, 2007, we issued $60.0 million of TRUPs through our unconsolidated subsidiary, JERIT TS Statutory Trust I (the “Trust”), in a private transaction exempt from registration under the Securities Act of 1933, as amended. Concurrently, we issued $61.9 million in junior subordinated debentures to the Trust and made a $1.9 million common equity investment in the Trust. The junior subordinated debentures had a 30-year term ending April 2037, were redeemable at par on or after April 30, 2012 and paid distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. The assets of the Trust consist solely of the $61.9 million of junior subordinated notes concurrently issued by us, with terms that mirror the TRUPs. We incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the TRUPs. Unamortized debt issuance costs of $0.9 million and $1.0 million, respectively, are included as a component of deferred financing fees on the consolidated balance sheet at June 30, 2009 and December 31, 2008.

On May 29, 2009, we entered into (i) an agreement with two holders of outstanding of our TRUPs, with an aggregate liquidation amount of $56.3 million to exchange such TRUPs for $70.3 million aggregate principal amount of junior subordinated notes due 2037, or the Notes, issued by us, (ii) a letter agreement with one such holder, resulting in the issuance of 307,203 unregistered shares of our common stock and certain cash payments to that holder in connection with the exchange described above, (iii) an agreement with the other such holder, providing for certain cash payments to that holder in connection with the exchange described above, (iv) an agreement with a third holder of TRUPs with an aggregate liquidation amount of $3.7 million to exchange such TRUPs for 541,906 unregistered shares of our common stock and certain cash payments, and (v) a registration rights agreement with those holders receiving shares of our common stock in the exchanges described above providing for certain piggyback registration rights with respect to such shares.

We have accounted for this transaction in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” and EITF 02-4 “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments in within the Scope of FASB Statement No. 15.” Accordingly, we accounted for the agreement to exchange $56.3 million of TRUPs as a modification and did not recognize a gain for that exchange and accounted for the agreement to cancel remaining $3.7 million of TRUPs as a termination and did record a gain of $2.7 million, or $0.53 per diluted common share, for the portion of that exchange that was completed during the three months ended June 30, 2009. Costs incurred to exchange and cancel the TRUPs were expensed in the current period. We completed the cancellation of the remaining $0.6 million of TRUPs on July 30, 2009 with a $0.1 million additional cash payment and expect to record an additional $0.5 million gain during the three months ended September 30, 2009 in connection therewith.

An aggregate of $59.4 million of TRUPs have been cancelled through June 30, 2009 in conjunction with these exchanges, and the remaining $0.6 million of TRUPs outstanding were cancelled on July 30, 2009. The agreements also resulted in us satisfying our interest payment obligations on the TRUPs due for the April 30, 2009 interest payment date, and, with respect to the remaining TRUPs outstanding, the amount due at the July 30, 2009 interest payment date. In total, we have made aggregate cash payments of $0.7 million through June 30, 2009 to satisfy our obligations on the TRUPs in connection with the exchanges described above and the satisfaction of interest obligations.

The newly issued Notes will pay interest at a rate of 0.5% annually through April 29, 2012 or such earlier date as we elect (the “Modification Period”). If the Modification Period ends earlier than April 29, 2012, we will pay interest at a fixed rate of 7.2% annually from such date through April 29, 2012. Thereafter, we will pay interest at a variable rate equal to LIBOR plus 2.25% annually. During the Modification Period, we will be subject to certain restrictions, including limitations on its ability to pay dividends on shares of its common stock, provided, however, that we shall be permitted to pay dividends to the extent necessary to satisfy REIT dividend requirements. The Indenture contains customary events of default, including those relating to nonpayment of principal or interest when due, and defaults based on events of bankruptcy and insolvency.

Note Payable. On March 3, 2009, we entered into an agreement with its counterparty to terminate and replace four interest rate swaps which had a $245.1 million ending notional amount and a $29.7 million fair value liability based on the present value of future cash flows before the credit valuation adjustment as of February 27, 2009, in exchange for a new seven-year fixed rate-for-fixed rate note. We initially recorded this new agreement, at fair value, as a note payable on the date of the transaction as the new agreement no longer meets the definition of a derivative pursuant to SFAS No. 133. We did not elect the fair value option for this note payable under SFAS No, 159.

On July 14, 2009, we amended the agreement with our counterparty thereby reducing the July, August and September 2009 monthly payments due under the Agreement from approximately $0.4 million to $75 and resulting in an aggregate deferral in payments of approximately $0.9 million during such three month period. In addition, the Amendment, which is effective in July 2009, provides that commencing in October 2009, through and including September 2010, our monthly payments under the Agreement shall be increased from approximately $0.4 million to approximately $0.5 million, thereby providing for the repayment of the deferred amount over the twelve month period following August 2009. We have reflected this agreement as a note payable on our June 30, 2009 consolidated balance sheets as this agreement does not meet the definition of a derivative pursuant to SFAS No. 133.

General. If we default in the payment of interest or principal on any debt including margin calls on repurchase agreements, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt, requiring us to immediately repay all outstanding principal. If we are unable to make such payments, our lender could force us to sell the applicable collateral or foreclose on our assets pledged as collateral to such lender. The lender could also force us into bankruptcy or bring other legal action against us. Any of these events would likely have a material adverse effect on the value of an investment in our common stock. At June 30, 2009, we were in compliance with all covenants under our CDO notes payable with the exception of certain CDO II over-collateralization coverage tests, our repurchase agreements, our junior subordinated debentures, our junior subordinated notes, and our note payable.

Dividends. In order to qualify as a REIT and to avoid corporate level tax on the taxable income we distribute to our stockholders, we are required to distribute at least 90% of our ordinary taxable income and net capital gains on an annual basis. Certain of our investments, such as the subordinate CMBS investments, may generate substantial mismatches between taxable income and GAAP net income and cash flow. In order to meet the requirement to distribute a substantial portion of our net taxable income, we may need to borrow, sell assets, raise additional equity capital or pay dividends in the form of stock. Additionally, we will need to raise additional capital that may be dilutive or sell existing assets in order to acquire additional investments. As part of our plans to maintain adequate liquidity, we have discontinued payment of quarterly dividends and replaced it with payment of an annual dividend to the extent required to satisfy REIT dividend requirements. In addition, to the extent we are required to make a dividend payment with respect to 2009, we may elect to pay up to 90% of such dividends in stock in accordance with Internal Revenue Service (“IRS”) Revenue Procedure 2008-68. At this time, we expect that we will not generate taxable income in 2009, and therefore will not be required to pay a dividend.

The following table summarizes our quarterly distributions in 2009 and 2008 and reflects the impact of our 1-for-10 reverse stock split declared in February 2009:

Quarter	Dividend Type	Record Date	Declaration Date	Payment Date	Amount

First Quarter 2009	n/a	n/a	n/a	n/a	$—
Second Quarter 2009	n/a	n/a	n/a	n/a	—

					$—

First Quarter 2008	Regular	5/1/2008	4/18/2008	5/6/2008	$3.00
Second Quarter 2008	Regular	6/30/2008	6/13/2008	7/31/2008	3.00
Third Quarter 2008	Regular	9/30/2008	9/11/2008	10/31/2008	3.00
Fourth Quarter 2008	Regular	12/30/2008	12/16/2008	1/30/2009	3.00
Fourth Quarter 2008	Special	12/30/2008	12/16/2008	1/30/2009	5.80

					$17.80

First Quarter 2007	Regular	3/30/2007	3/14/2007	4/30/2007	$4.40
Second Quarter 2007	Regular	6/29/2007	6/13/2007	7/31/2007	4.49
Third Quarter 2007	Regular	9/28/2007	9/13/2007	10/31/2007	4.50
Fourth Quarter 2007	Regular	12/28/2007	12/12/2007	1/30/2008	4.50
Fourth Quarter 2007	Special	12/28/2007	12/12/2007	1/30/2008	6.50

					$24.39

Inflation. We believe that the risk of increases in the market interest rates as a result of inflation on any floating rate investments that we may invest in will be largely offset by our floating rate debt and the use of match funded financing which may include interest rate derivatives.

Contractual Obligations. Purchase commitments and aggregate principal maturities of our repurchase agreements and notes payable at June 30, 2009 was as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Capital commitments (1)	$5,067	$5,067	$—	$—	$—
Repurchase agreements (2)	11,108	11,108	—	—	—
CDO notes payable (3)	964,022	—	—	—	964,022
Junior subordinated debentures (4)	647	647	—	—	—
Junior subordinated notes (5)	58,294	—	—	—	58,294
Note payable (6)	28,743	3,735	8,474	8,638	7,896

	$1,067,881	$20,557	$8,474	$8,638	$1,030,212

(1)

Maturity date represents the end of the Investment Period (December 2009) for the U.S. Debt Fund. The timing and amount of capital calls are determined as necessary by the General Partner of the U.S. Debt Fund. The decline in operating cash flows and reduction in available financing may make it difficult for us to meet future capital calls from the US Debt Fund. A failure by us to fund our portion of future capital calls may impair our investment in the US Debt Fund, and lead to, among other items, payment of penalty interest and/or dilution of our current investment.

(2)	The repurchase agreement is scheduled to mature in December 2009.
(3)

The maturity dates of the notes payable are contingent upon maturity of assets pledged as collateral and have a remaining expected average maturity of 8.3 years and 5.4 years for CDO I and CDO II, respectively, as of June 30, 2009.

(4)	As of June 30, 2009, $0.6 million of junior subordinated debentures were outstanding and the remaining junior subordinated debentures were exchanged and cancelled in July 2009.
(5)

The junior subordinated notes mature in April 2037 and are redeemable at par on or after April 30, 2012. The notes will pay interest at a rate of 0.5% annually through April 29, 2012 or such earlier date as we elect (the “Modification Period”). If the Modification Period ends earlier than April 29, 2012, we will pay interest at a fixed rate of 7.2% annually from such date through April 29, 2012. Thereafter, the Company will pay interest at a variable rate equal to LIBOR plus 2.25% annually.

(6)

We entered into a new agreement with a counterparty to terminate and replace four interest rate swaps, which had a $245.1 million ending notional amount and a $29.7 million fair value liability as of February 27, 2009 before credit valuation adjustments representing the present value of future payments using a risk free rate of return, in exchange for a new seven-year fixed rate-for-fixed rate interest rate swap agreement. Under such agreement, we will pay a fixed monthly amount of approximately $0.4 million through February 2017. On July 14, 2009, we amended the agreement with our counterparty thereby reducing the July, August and September 2009 monthly payments due under the agreement from approximately $0.4 million to $75 and resulting in an aggregate deferral in payments of approximately $0.9 million during such three month period. In addition, the amendment, which is effective in July 2009, provides that commencing in October 2009, through and including September 2010, our monthly payments under the agreement shall be increased from approximately $0.4 million to approximately $0.5 million, thereby providing for the repayment of the deferred amount over the twelve month period following August 2009. We have reflected this as a note payable on our consolidated balance sheet at June 30, 2009.

Off Balance Sheet Arrangements

As of June 30, 2009, we did not have any off balance sheet arrangements.

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

Fee Arrangements. Under the management agreement and subject to the supervision and direction of the our board of directors, the manager performs services for us including the purchase, sale and management of real estate and other real estate-related assets, our day-to-day management and the performance of certain administrative duties. For performing these services, we pay the manager a monthly base management fee in arrears equal to 1/12 of the sum of (i) 2.0% of the first $400 million of our equity, (ii) 1.5% of equity in excess of $400 million and up to $800 million and (iii) 1.25% of equity in excess of $800 million. For purposes of calculating the base management fee, our equity equals the month-end value, computed in accordance with generally accepted accounting principles, of our stockholders’ equity, adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income. On July 20, 2009, we and our manager entered into an amendment to the management agreement whereby we agreed, effective as of April 1, 2009, that during the months of April, May, June, July, August and September, 2009, (i) we shall not be required to make any payments of base management fees and/or incentive fees otherwise due and payable under the management agreement in excess of $75 per month and (ii) any fees accruing and otherwise payable under the management agreement in excess of $75 per month shall be deferred and due and payable by us to the manager on such date after September 30, 2009 as we shall mutually agree in writing.

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

In addition, the manager is entitled to receive a quarterly incentive fee in an amount, not less than zero, equal to the product of (i) 25% of the dollar amount by which (a) our funds from operations (as defined in the management agreement) for such quarter per share of Common Stock (based on the weighted average number of shares outstanding for such quarter) exceeds (b) an amount equal to (A) the weighted average of the price per share of Common Stock in the 144A Offering, and the prices per share of Common Stock in any subsequent offerings by us multiplied by (B) the greater of (1) 2.25% and (2) 0.875% plus one fourth of the ten-year U.S. treasury rate for such quarter, multiplied by (ii) the weighted average number of shares of Common Stock outstanding during such quarter. Funds From Operations, as defined in the management agreement, is net income (computed in accordance with generally accepted accounting principles) before incentive compensation and including base management fees, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The following table summarizes management fees incurred by us for the three and six months ended June 30, 2009 and 2008, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Base management fees	$961	$1,874	$2,171	$3,701
Incentive fees	—	—	—	—

Total management fees	$961	$1,874	$2,171	$3,701

At June 30, 2009 and December 31, 2008, $1.0 million and $0.6 million, respectively, related to unpaid base management fees are included in due to affiliate in the accompanying consolidated balance sheets. There were no unpaid incentive fees at June 30, 2009 and December 31, 2008, respectively.

Our management agreement provides that we are required to reimburse our manager for certain general and administrative expenses incurred by our manager on our behalf, including our pro rata share of overhead expenses of the manager required for our operations. In November 2006, retroactive to January 1, 2006, the independent members of the board of directors approved an amendment to the management agreement to provide that the allocable overhead reimbursement will be fixed at an amount equal to $0.5 million per annum for 2006, and in each calendar year thereafter, subject to approval by the independent members of the board of directors, $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index (“CPI”) for the applicable year over the CPI for the calendar year 2006. For each of the three and six months ended June 30, 2009 and 2008, overhead reimbursements were approximately $0.1 million and $0.3 million, respectively, which is included in general and administrative expenses on our consolidated statement of operations.

Our manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on our behalf. If such services are provided by the manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants, or other third parties on an arm’s length basis. In accordance with the provisions of the management agreement, we recorded $0 during both the three months ended June 30, 2009 and 2008, respectively, and $0 during both the six months ended June 30, 2009 and 2008, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations.

Each CMBS securitization requires a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. As our manager is not a rated special servicer, it appoints J.E. Robert Company or another entity that is a rated special servicer as the special servicer whenever we acquire a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company earned $1.7 million and $1.2 million during the three months ended June 30, 2009 and 2008, respectively, and $2.6 million and $2.5 million for the six months ended June 30, 2009 and 2008, respectively, as a special servicer on the CMBS issuances where we own the first-loss position. J.E. Robert Company is also entitled to received additional fees in the future based on the collections received against loans that were managed in special servicing and subsequently returned to the master servicer. All fees due to J.E. Robert Company as special servicer are paid either by the securitization vehicles or the borrowers, not directly by us and such fees are consistent with traditional, well established market standards and are set as part of the arm’s-length negotiations to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company may reduce the amounts available to pay us pursuant to the terms of the applicable CMBS trusts.

In connection with CDO II, one of our wholly owned subsidiaries entered into a Collateral Administration Agreement with J.E. Robert Company, the Collateral Administrator, an affiliate of our manager, pursuant to which the Collateral Administrator has agreed to advise our wholly owned subsidiary on certain matters regarding the collateral interests and other eligible investments securing the notes. The Collateral Administrator is eligible to receive two fees payable on a monthly basis, with the first fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the second fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture, each fee payable with different priorities as set forth in the applicable indenture. For the three months ended June 30, 2009 and 2008, we incurred $0.2 million and $0.4 million, respectively, and $0.5 million and $0.7 million for the six months ended June 30, 2009 and 2008, respectively, in collateral administration fees pursuant to the Collateral Administration Agreement and such fees are included in general and administrative expenses in the accompanying consolidated statement of operations. At June 30, 2009 and December 31, 2008, $14 and $25 of unpaid collateral administration fees were unpaid and included in due to affiliate in the accompanying consolidated balance sheets. These collateral administration fee schedules within the collateral administration agreement were approved by the members of our board of directors then considered to be independent pursuant to the rules of the NYSE. Since the February 2009 CDO II distribution date, J.E. Robert Company has not been entitled to receive the subordinate collateral administration fee, and is not entitled to receive such fee until certain CDO II over-collateralization coverage tests are complied with.

On December 11, 2007, we and JER Fund IV, an investment fund managed by J.E. Robert Company, entered into a limited partnership agreement pursuant to which we and JER Fund IV agreed to co-manage a new private equity fund, known as JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”). The California Public Employees’ Retirement System, (“CalPERS”), committed $200.0 million, and we and JER Fund IV each committed $10.0 million to the US Debt Fund. As of June 30, 2009 and December 31, 2008, we have made capital contributions of $4.9 million and $3.4 million, respectively, into the US Debt Fund and the investment in the US Debt Fund is reflected in investments in unconsolidated joint ventures on the accompanying consolidated balance sheets.

On December 4, 2008, we, JER Fund IV and CalPERS entered into an amendment to the US Debt Fund’s amended and restated limited partnership agreement (the “LPA”) with CalPERS extending the US Debt Fund’s commitment period for an additional one year period, from December 11, 2008 to December 11, 2009. In addition, pursuant to the amendment, the US Debt Fund’s general partner is not required by the LPA to allocate new investment opportunities to the US Debt Fund. Finally, the amendment provides that commencing on December 11, 2008 through and including December 11, 2009, the management fee payable by CalPERS to the US Debt Fund’s general partner shall be calculated to (i) include CalPERS’ pro-rata share of the outstanding principal balance on the US Debt Fund’s revolving credit facility with WestLB AG New York Branch and (ii) exclude CalPERS’ pro-rata share of unrestricted cash and cash equivalents held by the US Debt Fund. Prior to the amendment, the US Debt Fund paid us and JER Fund IV a base management fee equal to 1.5% on drawn capital and up to 20% of the aggregate profits earned and distributed by the US Debt Fund (after limited partners receive distributions equal to their initial investment and a specified preferred rate of return thereon). We and JER Fund IV divide the management and incentive fees on a 50%-50% basis. We recognized management fee income from the US Debt Fund of $0.2 million and $0.1 million during the three months ended June 30, 2009 and 2008, respectively, and $0.5 million and $0.2 million during the six months ended June 30, 2009 and 2008, respectively.

During the year ended December 31, 2008, we did not invest in any CMBS or real estate loan investments where an affiliate of the manager held a controlling equity interest in the borrower. During the year ended December 31, 2007, we invested in a first mortgage loan participation with a cost basis of $30.0 million and two mezzanine loan participations with an aggregate cost basis of $49.4 million where an affiliate of the manager held a controlling equity interest in the borrower. During the year ended December 31, 2006, we invested in mezzanine loans totaling $65.0 million where an affiliate of the manager held a controlling equity interest in the borrower. The acquisition of these loans to affiliated borrowers was approved by the independent members of our Board of Directors as required by our investment guidelines. During the six months ended June 30, 2009, we received no repayments on loans to affiliated borrowers. At June 30, 2009, loans to affiliated entities had an unamortized cost basis of $81.1 million, an unpaid principal balance of $81.3 million and a carrying value of $32.2 million.

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

Our operating results, depend in part, on the difference between the interest and related income earned on our interest-bearing assets and the interest expense incurred in connection with our interest bearing liabilities. Competition from other providers of real estate financing may lead to a decrease in the interest rate earned on our interest-earning assets, which we may not be able to offset by obtaining lower interest costs on our borrowings. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between our interest-earning assets and interest-bearing liabilities. Any significant compression of the spreads between interest-earning assets and interest-bearing liabilities could have a material adverse effect on us. In addition, continued and/or further increases in credit spreads, could, among other things, further reduce the value of our assets, and our ability to realize gains from the sale of such assets, and result in increased margin calls.

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

Interest Rate Risk. Interest rate sensitivity refers to the change in earnings and cash flows that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, primarily LIBOR and treasury rates. At June 30, 2009, our primary sensitivity to interest rates related to the income we earned on a portion of our $270.3 million of floating rate real estate loans and the interest expense incurred on $780.3 million of floating rate indebtedness, the carry cost on $413.3 million of interest rate swaps which were all tied to LIBOR, resulting in net exposure to interest rate fluctuations to approximately $96.7 million of net floating rate liabilities. The following table presents our pay-fixed interest rate swaps as of June 30, 2009 and December 31, 2008:

Trade Date	Effective Date	Termination Date	Initial Notional Balance	Notional Balance at		Ending Notional Balance	Fair Value at		Pay-Fixed	Asset/ Liability at
				June 30, 2009	December 31, 2008		June 30, 2009 (3)	December 31, 2008	Interest Rate	June 30, 2009	Location on the Balance Sheet at June 30, 2009

October 2005	November 2005 (1)	June 2015	$109,977	$109,977	$109,977	$5,697	$(11,285)	$(17,545)	4.9%	Liability	Interest rate swap agreements related to CDOs, at fair value
September 2006	October 2006 (2)	August 2016	386,324	303,126	303,126	219,929	(29,932)	(49,551)	5.1%	Liability	Interest rate swap agreements related to CDOs, at fair value
September 2006	October 2009 (2)	August 2016 (6)	—	—	—	—	—	(3,536)	5.2%	n/a	n/a
February 2007	October 2007 (2)	October 2014 (6)	—	—	83,198	—	—	(7,490)	5.1%	n/a	n/a
January 2007	November 2007	December 2016 (4)(6)	100,000	—	40,000	—	—	(6,209)	5.3%	n/a	n/a
February 2007	November 2007	February 2017 (5)	26,000	—	19,500	—	—	(3,714)	5.1%	n/a	n/a
March 2007	November 2007	January 2017 (6)	40,000	—	40,000	—	—	(3,939)	5.0%	n/a	n/a

			$662,301	$413,103	$595,801	$225,626	$(41,217)	$(91,984)

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

(3)

The settlement amount of our interest rate swap liabilities was $(41.0) million as of June 30, 2009. This liability is partially offset by a $(0.2) million credit valuation adjustment as of June 30, 2009 due to the SFAS No. 157 requirement to incorporate a credit valuation allowance for our and our counterparty’s credit rating to arrive at fair value.

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

(6)

On February 27, 2009, we agreed to terminate these interest rate swaps and replace them with a new seven-year fixed rate-for-fixed rate swap agreement which we reflected as a note payable on our consolidated balance sheets. On July 14, 2009, we agreed to reduce the July, August and September 2009 monthly payments due under the agreement from $0.4 million to $75 and resulting in an aggregate deferral in payments of $0.9 million during such three month period. In addition, the amendment provides that commencing in October 2009, through and including September 2010, our monthly payments under the agreement shall be increased from $0.4 million to $0.5 million, thereby providing for the repayment of the deferred payment amounts over the twelve month period following August 2009.

At June 30, 2009, our interest rate swaps mitigate the impact of interest rate changes on our net earnings and cash flow. As a result of and due to floating rates on our real estate loans, CDO notes payable and repurchase agreement borrowings, changes in interest rates will generally impact our net income. All of our floating rate assets and liabilities are tied to LIBOR or the applicable base rate and some are subject to certain caps, floors or other limitations. The following table shows the estimated change in net income for a 12-month period based on changes in the applicable LIBOR rates applied to floating rate assets, liabilities and interest rate swaps outstanding as of June 30, 2009:

LIBOR Rate Change (Basis Points)	Estimated Increase (Decrease) in Net Income Over 12 Months at June 30, 2009 (1)(2)
(in thousands)
-150	$291
-50	291
50	(485)
150	(1,454)

(1)	Estimated increase (decrease) in net income over next twelve months does not consider the impact future changes in fair value.
(2)	At June 30, 2009, the 1-month LIBOR rate was approximately 31 basis points. This analysis is presented assuming LIBOR will exceed 0 basis points.

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

All loans are subject to some probability of default. At the time of purchase, we underwrite our subordinate CMBS investments assuming (i) the underlying loans will suffer some dollar amount of defaults and (ii) the defaults will lead to some level of realized losses. Loss adjusted yields are computed based on these assumptions and applied to each class of security supported by the cash flow on the underlying loans. The most significant variables affecting loss adjusted yields include, but are not limited to, the number of defaults, the severity of loss that occurs subsequent to a default and the timing of the actual loss.

During 2008 and 2009, in response to a deteriorating macroeconomic and commercial real estate environment, we have increased the numbers of loans we assume will default, the severity of losses on such defaults, and accelerated the timing of such projected losses. We currently assume that substantially all of the principal of a non-rated security, and in most cases a portion of or all of more senior rated securities owned by us, will not be recoverable over time. The timing and the amount of the loss of principal are the key assumptions to determine the economic yield of these securities. Timing is of paramount importance because the longer the principal balance remains outstanding the more interest the holder receives to support a greater economic return. Alternatively, if principal is lost faster than originally assumed, there is less opportunity to receive interest and a lower return or loss may result. If actual principal losses on the underlying loans exceed assumptions, the higher rated securities will be affected more significantly as a loss of principal may not have been assumed previously.

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

Since December 31, 2008, we have seen a significant increase in CMBS 60-day and greater delinquencies and CMBS entering our CMBS special servicing portfolio. The 60-day and greater delinquencies on loan collateral underlying our CMBS “first-loss” investments was 249 basis points at June 30, 2009 compared to 83 basis points at December 31, 2008. The CMBS special servicing portfolio balances were $713.5 million, $2.8 billion and $3.0 billion at December 31, 2008, June 30, 2009 and August 5, 2009, respectively. Due to the continued tightening of credit, declining real estate values, worsening macro-economic environment, in conjunction with the significant increase in our CMBS special servicing portfolio, we increased our loan loss projections associated with the real estate loan collateral underlying our “first-loss” CMBS portfolio which represented approximately 3,500 loans with an unpaid principal balance of approximately $47 billion as of June 30, 2009. As of June 30, 2009, we increased projected future loan losses to approximately $1.4 billion from $964.1 million as of December 31, 2008. In addition, we accelerated the projected timing of these losses, with most of the loss increase projected to occur in 2009 and 2010. This increase in loss projections results in lower projected cash flows from our “first-loss” CMBS investments, and, in part, caused us to recognize a $3.9 million and $18.4 million impairment charge, respectively, during the three and six months ended June 30, 2009. Such losses may be increased in the future in the event that collateral performance and macroeconomic conditions deteriorate.

We may also invest in commercial real estate loans, primarily mezzanine loans, bridge loans, B-notes, loans to real estate companies, whole mortgage loans, first mortgage participations and net leased real estate. Although we have not to date, we may also invest in residential mortgages and related securities. These investments will be subject to credit risk. The extent of our credit risk exposure will be dependent on risks associated with commercial and residential real estate. Property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; increases in operating expenses (such as energy costs) and; reductions in and/ or lack of capital and liquidity. In the event a borrower’s net operating income decreases, the borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

Recent Events

We have evaluated events and circumstances from the balance sheet date through August 10, 2009, which represents the issuance date of this Quarterly Report on Form 10-Q and have disclosed all such events herein.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2009, in connection with the exchange and cancellation of its TRUPs, the Company issued 849,109 shares of common stock to two holders of the outstanding securities.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on Thursday, May 28, 2009, in McLean, Virginia, at which the following matters were submitted to a vote of the stockholders:

(a)	Votes regarding the election of the persons named below as Directors for a term expiring in 2010 were as follows:

Director	For	Withheld	Total
Joseph E. Robert, Jr.	3,289,885	860,757	4,150,642
Daniel J. Altobello	3,466,222	684,420	4,150,642
Peter D. Linneman	3,472,733	677,909	4,150,642

(b)	Votes regarding ratification of the appointment of Ernst & Young LLP as independent auditors of the Company to serve for the fiscal year ending December 31, 2009 were as follows:

For	Against	Abstentions	Total
3,642,052	471,337	37,243	4,150,632

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibit Number	Description
10.16	Amendment to the Management Agreement by and between JER Investors Trust Inc. and JER Commercial Debt Advisors LLC.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Section 302 Certification of Chief Executive Officer.

32.2	Section 302 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

JER INVESTORS TRUST INC (Registrant)

By:
Name:	Joseph E. Robert, Jr.
Title:	Chief Executive Officer and Chairman of the Board
Date:	August 10, 2009

By:
Name:	J. Michael McGillis
Title:	Chief Financial Officer
Date:	August 10, 2009