Form 10-Q
period 2009-09-30
JER Investors Trust Inc
filed 2009-11-09
CIK 1294017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 7, 2009, the registrant had outstanding 5,829,611 shares of common stock, par value $0.01 per share.

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

PART I

ITEM 1.	Interim Financial Information

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$1,095	$8,357
Restricted cash	4,844	1,149
CMBS financed by CDOs, at fair value	88,817	180,210
CMBS not financed by CDOs, at fair value	13,812	42,432
Real estate loans, held for investment, financed by CDOs, at fair value	118,717	189,980
Investments in unconsolidated joint ventures	374	843
Accrued interest receivable	4,954	8,343
Due from affiliate	395	157
Deferred financing fees, net	896	981
Other assets	337	2,349

Total Assets	$234,241	$434,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
CDO notes payable, at fair value	$117,532	$211,695
Repurchase agreements	8,858	16,108
Junior subordinated debentures and notes	58,669	61,860
Notes payable	9,849	500
Interest rate swap agreements related to CDOs, at fair value	46,668	91,984
Accounts payable and accrued expenses	1,519	839
Dividends payable	—	2,274
Due to affiliate	1,651	689
Other liabilities	1,951	2,489

Total Liabilities	246,697	388,438

Stockholders’ Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 5,829,611 and 2,590,104 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	58	26
Additional paid-in capital	413,574	392,744
Cumulative cash dividends paid/declared	(157,705)	(157,705)
Cumulative stock dividends paid/declared	(20,462)	—
Cumulative deficit	(226,903)	(165,626)
Accumulated other comprehensive loss	(21,018)	(23,076)

Total Stockholders’ Equity	(12,456)	46,363

Total Liabilities and Stockholders’ Equity	$234,241	$434,801

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES
Interest income from CMBS	$11,354	$21,767	$43,957	$67,939
Interest income from real estate loans	2,292	6,187	6,961	22,520
Interest income from cash and cash equivalents	2	187	18	803
Equity in (losses) earnings, net, of unconsolidated joint ventures	(335)	(429)	(1,999)	538
Fee income	262	151	914	403

Total Revenues	13,575	27,863	49,851	92,203

EXPENSES
Interest expense	6,343	12,437	20,420	41,633
Management fees, affiliate	989	1,844	3,160	5,545
General and administrative	1,677	1,610	6,068	5,528

Total Expenses	9,009	15,891	29,648	52,706

INCOME BEFORE OTHER GAINS (LOSSES)	4,566	11,972	20,203	39,497

OTHER GAINS (LOSSES)
Unrealized loss on financial assets financed with CDOs	(19,330)	(108,136)	(154,069)	(295,122)
Unrealized gain (loss), net, on CDO related financial liabilities	(11,595)	99,319	110,373	375,831
Loss on interest rate swaps	(5,663)	(4,576)	(17,842)	(12,736)
Loss on impairment of CMBS	(2,733)	(29,800)	(24,697)	(129,686)
Unrealized gain (loss), net, on real estate loans held for sale	—	8,781	—	(20,094)
Unrealized gain (loss) on non-CDO related interest rate swaps	—	2,685	13,860	(4,708)
Gain on exchange and cancellation of TRUPs	518	—	3,175	—
Loss on sale of real estate loans held for sale	—	(11,060)	—	(20,310)
Loss on termination of interest rate swaps	—	(4,035)	(12,280)	(5,405)

Total other gains (losses)	(38,803)	(46,822)	(81,480)	(112,230)

NET LOSS	$(34,237)	$(34,850)	$(61,277)	$(72,733)

Net loss per share:
Basic	$(5.88)	$(13.53)	$(12.04)	$(28.26)

Diluted	$(5.88)	$(13.53)	$(12.04)	$(28.26)

Weighted average shares of common stock outstanding:
Basic	5,827,067	2,575,148	5,087,632	2,573,292

Diluted	5,827,067	2,575,148	5,087,632	2,573,292

Dividends declared per common share	$—	$3.00	$—	$9.00

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Cash Dividends Paid/ Declared	Cumulative Stock Dividends Paid/ Declared	Cumulative Earnings (Losses)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Balance at December 31, 2008	2,590	$26	$392,744	$(157,705)	$—	$(165,626)	$(23,076)	$46,363

Comprehensive loss:
Net loss						(61,277)		(61,277)
Amortization of swap termination costs							402	402
Amortization of unrealized losses on CDO related interest rate swaps in other comprehensive income at December 31, 2007							1,806	1,806
Unrealized gains (losses) on non-CDO CMBS available for sale							(150)	(150)

Total comprehensive income (loss)								(59,219)

Dividends declared/paid	2,398	24	20,438		(20,462)			—
Stock issued upon retirement of debt	849	8	374					382
Stock based compensation- restricted share awards			18					18

Balance at September 30, 2009	5,837	58	413,574	(157,705)	(20,462)	(226,903)	(21,018)	(12,456)

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,277)	$(72,733)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization (accretion) of CMBS	8,659	(1,317)
Accretion of interest on junior subordinated notes and notes payable	1,874	—
Amortization of debt issuance costs	86	2,857
Amortization of other comprehensive (income) loss related to CDO related interest rate swap agreements	2,208	2,093
Unrealized loss (gain) on CDO related financial assets and liabilities, net	43,696	(80,709)
Unrealized and realized (gains) losses on interest rate swaps	(1,580)	10,113
Unrealized loss on impairment of CMBS	24,697	129,686
Loss on sale of real estate loans held for sale	—	20,310
Gain on exchange and cancellation of TRUPs	(3,175)	—
Unrealized loss on real estate loans held for sale, net	—	20,094
Equity in (earnings) losses, net, from unconsolidated joint ventures	1,999	(538)
Distributions from unconsolidated joint ventures	—	1,252
Payment-in-kind (“PIK”) interest on real estate loan held for sale	—	(3,481)
Non-cash interest expense on junior subordinated debentures and notes payable	1,432	—
Non-cash expense related to shares issued for TRUPs exchange and cancellation	145	—
Stock compensation expense	18	267
Changes in assets and liabilities:
Decrease (increase) in other assets	152	(26)
Decrease in accrued interest receivable	3,389	1,234
Increase in due to/from affiliates, net	722	1,305
Increase (decrease) in accounts payable and accrued expenses and other liabilities, net	142	(776)

Net cash provided by operating activities	23,187	29,631

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated joint ventures	(1,529)	(2,231)
(Increase) decrease in restricted cash, net	(3,695)	4,731
Proceeds from sale of unconsolidated joint venture	—	39,448
Proceeds from repayment of real estate loans	3,701	8,528
Proceeds from sale of real estate loans held for sale	—	90,981

Net cash (used in) provided by investing activities	(1,523)	141,457

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,274)	(43,885)
Proceeds from repurchase agreements	—	2,426
Repayment of repurchase agreements	(7,250)	(176,213)
Repayment of CDO notes payable	(15,245)	—
Repayment of notes payable	(540)	—
Exchange and cancellation of junior subordinated debentures	(337)	—
Payment of financing costs	—	(3,015)
Payment of interest rate swap termination costs	(3,280)	(5,405)

Net cash used in financing activities	(28,926)	(226,092)

Net decrease in cash and cash equivalents	(7,262)	(55,004)

Cash and cash equivalents at beginning of period	8,357	87,556

Cash and cash equivalents at end of period	$1,095	$32,552

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$29,837	$50,384

Non-cash note payable in satisfaction of interest rate swap agreements	$9,000	$—

Dividends declared but not paid	$—	$7,751

Stock issued as part of exchange and cancellation of TRUPs	$382	$—

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data and as otherwise noted)

1. GOING CONCERN

A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, the Company’s policy is to prepare its consolidated financial statements on a going concern basis unless it intends to liquidate its assets or has no other alternative but to liquidate its assets. As a result of the current level of available cash, the redirection of cash flow from CDO II, declines in cash flow from our non-CDO CMBS investments, and from our retained preferred shares in CDO I and the December 2009 maturity of the Company’s JPMorgan repurchase agreement facility, and unfunded capital commitments related to the Company’s investment in the US Debt Fund, there is substantial doubt about the Company’s ability to continue as a going concern. While the Company has prepared its consolidated financial statements on a going concern basis, if it is unable to successfully extend the maturity date or find replacement financing for its repurchase agreement borrowings, reduce operating expenses, sell assets or receive additional funding, its ability to continue as a going concern may be impacted. Therefore, the Company may not be able to realize its assets and settle its liabilities in the ordinary course of business. The Company’s consolidated financial statements included in this Form 10-Q do not reflect any adjustments that might specifically result from the outcome of this uncertainty.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009, the Company disclosed that there was substantial doubt regarding its ability to continue as a going concern. In response, the Company has undertaken certain efforts to reduce expenses and preserve liquidity including; (i) discontinuing payment of quarterly dividends and replacing such quarterly dividends with payment of an annual dividend to the extent required to satisfy REIT dividend requirements, (ii) seeking to reduce operating costs, primarily our general and administrative costs; (iii) seeking to restructure terms of our recourse indebtedness including extension of scheduled maturity dates and/or modification of near-term interest payment requirements; and (iv) if necessary, pursue sales of selected assets.

At this time, the Company expects that we will not generate taxable income in 2009, and therefore will not be required to pay a dividend for the year ended December 31, 2009.

As of September 30, 2009, the Company was not in compliance with the tangible net worth covenant on the JPMorgan repurchase agreement. In addition, the repurchase agreement facility matures on December 22, 2009 and at this time, the Company believes it is unlikely the facility will be extended or renewed at maturity. As a result, the Company is currently seeking a replacement source of financing, or if unable to refinance, will need to liquidate the CMBS collateral that is security for the facility.

No assurance can be given that the Company will be successful in achieving any of these efforts. Should its repurchase agreement lender demand immediate repayment of all of our obligations, the Company will likely be unable to pay such obligations absent asset sales. In such event, the Company may have to recapitalize, refinance its obligations, sell some or all of its assets at prices below current estimated fair value or seek to liquidate or reorganize under Chapter 7 or Chapter 11, respectively, of the United States Bankruptcy Code.

During 2009, the Company has exchanged $56.3 million of its trust preferred securities (“TRUPs”) into junior subordinated notes, and cancelled $3.7 million of its TRUPs thereby reducing quarterly cash interest payments from approximately $1.1 million per quarter on the TRUPs to approximately $0.1 million per quarter on the junior subordinated notes through April 2012. In addition, the Company amended its note payable to reduce monthly payments from approximately $0.4 million to $75 from July through November 2009, and amended its agreement with the Manager to reduce cash basis monthly base management fees to approximately $75 from April to November 2009. However, its primary source of free operating cash flow are its non-CDO CMBS investments. Cash flow from these investments have declined from approximately $4.0 million in the second quarter of 2009 to approximately $3.7 million in the third quarter of 2009 due to deteriorating macroeconomic and commercial real estate conditions evidenced by increasing delinquencies, special servicing activity and appraisal reductions on collateral for such investments. In addition, cash flow from the Company’s retained preferred shares in CDO I declined from $0.4 million during the three months ended June 30, 2009 to $0 during the three months ended September 30, 2009 due primarily to certain CMBS bond downgrades on CDO I collateral. This decline in non-CDO CMBS and CDO I cash flow has further adversely affected our liquidity.

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

Since the second half of 2007, there has been a significant widening of credit spreads in both the subordinate CMBS market which includes bonds rated BB+ through NR classes, and in the investment grade tranches of BBB- and above. In 2008 and 2009, new issue CMBS volume has been a small fraction of the amount of issuance in 2006 and 2007. Credit spreads on recent secondary market trades, which have also been very limited, for typical BBB- CMBS bonds, are estimated to exceed 5,600 basis points at September 30, 2009 compared to approximately 5,000 basis points as of December 31, 2008 and approximately 900 basis points as of December 31, 2007. Additionally, the Company has seen significant widening of credit spreads on real estate loans, including B-Notes, mezzanine loans and whole mortgage loans as performance of real estate collateral underlying such loans has deteriorated.

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

The Company has had no margin calls on its repurchase agreement during 2009, however, during the three and nine months ended September 30, 2009, the Company paid $2.3 million and $7.3 million, respectively, in scheduled amortization, as well as $0.8 million of scheduled amortization subsequent to September 30, 2009 through November 6, 2009 on its repurchase agreements, reducing such borrowings to $8.1 million as of November 6, 2009.

In the event the Company is unable to maintain or extend existing and/or secure new lines of credit or collateralized financing on favorable terms, its ability to continue as a going concern may be significantly impacted. In the event the Company’s current short-term credit facility is not replaced or replaced with lower advance rates on collateral, the Company may be required, among other actions, to sell assets at potentially unfavorable prices to payoff such facility which may reduce earnings and operating cash flow.

Since December 31, 2008, the Company has seen a significant increase in CMBS 60-day and greater delinquencies and CMBS loan collateral entering its CMBS special servicing portfolio. The 60-day and greater delinquencies on loan collateral underlying our CMBS “first-loss” investments was 319 basis points at September 30, 2009 compared to 83 basis points at December 31, 2008. The CMBS special servicing portfolio balance was $713.5 million, $3.4 billion and $3.8 billion at December 31, 2008, September 30, 2009 and November 4, 2009, respectively. Due to the continued tightening of credit, declining real estate values, and worsening macro-economic environment, in conjunction with the significant increase in its CMBS special servicing portfolio, the Company increased its loan loss projections associated with the real estate loan collateral underlying its “first-loss” CMBS portfolio, which represented approximately 3,500 loans with an unpaid principal balance of approximately $47 billion at September 30, 2009. As of September 30, 2009, the Company increased projected future loan losses on such collateral to approximately $1.7 billion from $1.4 billion at June 30, 2009 and $964.1 million at December 31, 2008. In addition, the Company accelerated the projected timing of these losses, with most of the loss increase projected to occur in 2010. This increase in loss projections results in lower projected future cash flows from its “first-loss” CMBS investments, and, in part, caused the Company to recognize CMBS impairment charges of $2.7 million and $24.7 million, respectively, during the three and nine months ended September 30, 2009. Such losses may increase in the future in the event that collateral performance and macroeconomic conditions deteriorate.

The Company does not currently know the full extent to which the current market disruption will affect it or the markets in which it operates, and the Company is unable to predict its length or ultimate severity. If the challenging conditions continue, the Company may experience further tightening of liquidity, increased credit losses, impairment charges as well as additional challenges in raising capital or obtaining and maintaining investment financing on attractive terms. Decisions by investors and lenders to enter into transactions with the Company will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and investors’ and lenders’ policies and rates applicable thereto, and the relative

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

attractiveness of alternative investment or lending opportunities. These market developments have had a significant adverse impact on the Company’s liquidity position and its ability to achieve its long-term objectives. The Company’s liquidity, results of operations and financial condition have been and may continue to be adversely impacted if market conditions continue as is or further deteriorate.

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

Variable Interest Entities

An entity is considered a variable interest entity (“VIE”) and subject to consolidation if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns. Variable interest entities within the scope of the accounting guidance are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, its expected returns, or both.

The Company’s ownership of the subordinated classes of CMBS from a single issuer gives it the right to control the foreclosure/workout process on the underlying loans (“Controlling Class CMBS”). ASC 810-10 has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a qualifying special-purpose entity (“QSPE”) does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust’s QSPE status can be impacted in future periods by activities of its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent its CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, the Company records the investments at the purchase price paid. To the extent the underlying trusts are not QSPEs, the Company follows the relevant guidance as the trusts would be considered VIEs.

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

The total original face amount of CMBS issuances for which the Company invested was $62.0 billion, of which the Company had a total original face amount of investment of $1.9 billion. As of September 30, 2009 and December 31, 2008, the Company’s investment had a face amount of $1.7 billion and $1.8 billion, respectively, and an amortized cost of $89.1 million and $220.7 million. The Company’s maximum carrying value exposure to loss as a result of its investment in these securities totaled $89.1 million and $220.7 million as of September 30, 2009 and December 31, 2008, respectively. However, the Company has reduced its maximum economic loss exposure through the use of non-recourse financing vehicles for these investments financed by CDOs.

The financing structures that the Company offers to its borrowers on certain of its loans involve the creation of entities that could be deemed VIEs. Management has evaluated these entities and has concluded that none of them are VIEs that are subject to consolidation.

        In November 2005 and October 2006, the Company issued two CDOs through wholly owned subsidiaries as more fully discussed in Note 8. The Company has accounted for these transactions as financings, and the anticipated variability of each CDOs results are absorbed by the Company as the holder of the non-investment grade notes. The Company concluded that consolidation of both CDOs is required as a consequence of this exposure.

In December 2007, the Company entered in an agreement to invest up to $10.0 million into a fund, defined as the JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”) established to buy loans secured, directly or indirectly, by commercial real estate, including B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products such as CMBX. Excluded investments for the US Debt Fund include non-performing loans, fee-simple ownership interests in real estate, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by us or an affiliate of our Manager and net leased real estate assets. Although the US Debt Fund is not a VIE, we determined that these entities should not be consolidated given the rights afforded to the other partners in those entities. Accordingly, the US Debt Fund investment is accounted for using the equity method of accounting and is reflected in investment in unconsolidated joint ventures on the consolidated balance sheets.

New Accounting Standards

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” This SFAS (i) removes the concept of a qualifying special purpose entity (SPE) from SFAS No. 140 and eliminates the exception for qualifying SPEs from the consolidation guidance of FIN No. 46(R), (ii) amends and clarifies the unit of account eligible for sale accounting as an entire financial asset, group of assets or a participating interest in an entire financial asset, (iii) requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of assets accounted for as a sale. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with earlier adoption prohibited. The Company will adopt SFAS No. 166 on January 1, 2010 and is currently evaluating the impact on its consolidated financial statements, however, it currently believes that the presentation of its consolidated financial statements may prospectively change significantly upon adoption.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R) (Statement 167),” which (i) addresses the effects of eliminating the qualifying special-purpose entity (QSPE) concept from FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (Statement 140), and (ii) responds to concerns about the application of certain key provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)), including concerns over the transparency of enterprises’ involvement with variable interest entities (VIEs). This SFAS (i) requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, (b) amends FIN 46(R)’s consideration of related party relationships in the determination of the primary beneficiary of a VIE by providing, among other things, an exception with respect to de facto agency relationships in certain circumstances, (c) amends certain guidance in FIN 46(R) for determining whether an entity is a VIE, which may change an enterprise’s assessment of which entities with which it is involved are VIEs, (d) requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and (e) requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS No. 167 is effective as of the beginning of an enterprise’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter, with earlier application prohibited. The Company will adopt SFAS No. 167 on January 1, 2010 and is currently evaluating the impact on its consolidated financial statements, however, it currently believes that the presentation of its consolidated financial statements may prospectively change significantly upon adoption.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”), as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and states that all guidance contained in the Codification carries equal level of authority. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change GAAP, however it does change the way in which it is to be researched and referenced. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on our consolidated financial statements.

Reclassifications

During the third quarter of 2009, certain reclassifications were made to interest income from CMBS and other gains (losses) of our consolidated statement of operations to reclassify negative income on certain of our CMBS investments as impairment losses for the three months ended March 31, 2009 and the three and six months ended June 30, 2009. The adjustments are for financial reporting classification purposes only and have no impact on reported total net loss, net loss per common share or cash flows for the periods affected. Below is a summary of the reclassifications and the impact on the Company’s consolidated statement of operations.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

	For the Three Months Ended				For the Six Months Ended June 30, 2009
	March 31, 2009		June 30, 2009
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Interest income from CMBS	$15,237	$19,212	$6,957	$13,389	$22,197	$32,604
Unrealized loss on financial assets financed with CDOs	(100,236)	(102,114)	(27,695)	(32,626)	(127,931)	(134,740)
Loss on impairment of CMBS	(14,512)	(16,609)	(3,854)	(5,355)	(18,366)	(21,964)
Net loss	(18,334)	(18,334)	(8,707)	(8,707)	(27,036)	(27,036)

4. FAIR VALUE MEASUREMENTS

Election of the Fair Value Option (“FVO”)

Effective January 1, 2008, the Company elected the FVO to measure all of its financial assets and liabilities associated with our CDO I and II financings at fair value to provide a consistent balance sheet presentation of the fair value of both the assets and liabilities associated with those CDO financings. As a result of our election of the FVO, all changes in fair value of the elected assets and liabilities are recognized through a charge to earnings. The following financial assets and liabilities were accounted for using the FVO as of September 30, 2009:

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

Fair Value Determination

Pursuant to the provisions of the relevant accounting guidance, the fair values of our assets and liabilities are determined through the use of market based and observable inputs, to the extent available, and generally represent prices that would be used to sell the assets or transfer the liabilities between market participants in orderly transactions. Given the unique nature of many of our assets and liabilities and the lack of clearly determinable market based valuation inputs, most of our assets are valued using internal estimates and models. Based on the high level of subjectivity which exists with respect to many of our valuation inputs, the fair values we have disclosed may not equal prices that may ultimately be realized if the assets are sold or liabilities transferred with third parties.

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

•

Real estate loans—The Company uses discounted cash flow models employing discount rates that are based on management’s best estimate of market participant assumptions either to validate the quotes or estimated value in situations where lender quotes are not received. Projected real estate loan cash flows incorporate management estimates of nonrecoverable principal and interest as well as loan maturity date extensions in certain situations. The Company also considers quotes from the lenders on repurchase agreements that are used as an input to the fair value of our real estate loans to the extent that such

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

values are generally consistent with other market participant inputs received. The Company has classified all real estate loans as Level 3 assets as there are limited observable transactions related to these types of investments in the current market.

•

CDO notes payable—The fair value of the CDO notes payable is determined by our internal valuation models, which the Company compares to non-binding indicative quotes from third party broker/dealers familiar with the securities. The Company classifies all CDO notes payable as Level 3 liabilities, as there are limited observable transactions related to these notes payable.

•

Interest rate swap agreements—The fair value of its interest rate swap agreements is determined using market observable inputs such as a market based yield curve and other factors determined by management, such as the credit valuation adjustment related to our credit risk and the counterparty credit risk. The Company classifies all interest rate swap agreements as Level 2 assets or liabilities due to significant trading activity in this market and the insignificance of the credit valuation adjustment relative to the September 30, 2009 fair value of our interest rate swaps.

Assets and liabilities carried at fair value on a recurring basis

The following table sets forth assets and liabilities carried at fair value on a recurring basis on the balance sheet as of September 30, 2009. Assets and liabilities have been grouped in their entirety based on the lowest level of input that is significant to the fair value measurement. All of our assets and liabilities, except for interest rate swap agreements, are carried at fair value and have been designated as Level 3, in part, due to the lack of observable market data. In considering whether observable market data existed, we considered whether the markets for our assets and liabilities were illiquid. In general, we consider a market to be illiquid primarily due to the significant decrease in new issue CMBS and CDO commercial real estate securitization volume and limited secondary market trading on previous issues.

	Fair Value Measurement as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CMBS, at fair value:
CMBS financed by CDOs, at fair value	$88,817	$—	$—	$88,817
CMBS not financed by CDOs, at fair value	13,812	—	—	13,812
Real estate loans, held for investment, at fair value	118,717	—	—	118,717

Total Assets	$221,346	$—	$—	$221,346

Liabilities:
CDO notes payable, at fair value	$117,532	$—	$—	$117,532
Interest rate swap agreements, at fair value, related to CDOs	46,668	—	46,668	—

Total Liabilities	$164,200	$—	$46,668	$117,532

The following tables present a summary of the changes in the fair values for the three and nine months ended September 30, 2009 of Level 3 assets and liabilities carried at fair value as of September 30, 2009.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

Level 3 Fair Value Measurements for the Three Months Ended September 30, 2009
			Gains/(Losses) Included in Income
	FVO Election (Yes/ No)	Beginning Balance as of June 30, 2009	Unrealized	Realized	Transfer from Accumulated Other Comprehensive Income to Gains (Losses)	Total Gains (Losses)	Transfer to Accumulated Other Comprehensive Income From Gains (Losses)	Purchases, Sales, Repayments, Issuances, & Settlements, net	Premium/ Discount Amortization	Transfers (In)/ Out of Ending Balance as of		Gains/ (Losses) Included in Earnings Related to Assets/ Liabilities held at September 30, 2009
										Level 3	September 30, 2009
Financial Assets:
CMBS, at fair value:
CMBS, financed by CDOs, at fair value	Yes	$91,182	$(54)	$—	$—	$(54)	$—	$—	$(2,311)	$—	88,817	$(54)
CMBS, not financed by CDOs, at fair value	No	17,339	(2,733)	—	684	(2,049)	—	—	(1,478)	—	13,812	(2,049)
Real estate loans, held for investment, at fair value	Yes	137,993	(19,276)	—	—	(19,276)	—			—	118,717	(19,276)

Total Assets		$246,514	$(22,063)	$—	$684	$(21,379)	$—	$—	$(3,789)	$—	$221,346	$(21,379)

Financial Liabilities:
CDO notes payable, at fair value, related to CDOs	Yes	$(116,129)	$(6,144)	$—	$—	$(6,144)	$—	$4,741	$—	$—	$(117,532)	$(6,144)

Total Liabilities		$(116,129)	$(6,144)	$—	$—	$(6,144)	$—	$4,741	$—	$—	$(117,532)	$(6,144)

Gains and Losses (Realized and Unrealized) Included In Earnings for the Three Months Ended September 30, 2009
	Gain (Loss) on CMBS Financed by CDO’s	Loss on CMBS Not Financed by CDOs	Loss on Real Estate Loans Held for Investment	Total Losses
Financial Assets:
Total gains (losses) included in earnings for the period	$(54)	$(2,049)	$(19,276)	(21,379)

Change in unrealized gains or losses related to financial assets still held at reporting date	$(54)	$(2,049)	$(19,276)	$(21,379)

	Loss on CDO Notes Payable	Total Losses
Financial Liabilities:
Total gains (losses) included in earnings for the period	$(6,144)	$(6,144)

Change in unrealized gains or losses related to financial liabilities still held at reporting date	$(6,144)	$(6,144)

Level 3 Fair Value Measurements for the Nine Months Ended September 30, 2009
			Gains/(Losses) Included in Income
	FVO Election (Yes/ No)	Beginning Balance as of December 31, 2008	Unrealized	Realized	Transfer from Accumulated Other Comprehensive Income to Gains (Losses)	Total Gains (Losses)	Transfer to Accumulated Other Comprehensive Income From Gains (Losses)	Purchases, Sales, Repayments, Issuances, & Settlements, net	Premium/ Discount Amortization	Transfers (In)/ Out of Ending Balance as of		Gains/ (Losses) Included in Earnings Related to Assets/ Liabilities held at September 30, 2009
										Level 3	September 30, 2009
Financial Assets:
CMBS, at fair value:
CMBS, financed by CDOs, at fair value	Yes	$180,210	$(86,508)	$—	$—	$(86,508)	$—	$—	$(4,885)	$—	$88,817	$(86,508)
CMBS, not financed by CDOs, at fair value	No	42,432	(24,697)	—	(150)	(24,847)	—	—	(3,773)	—	13,812	(24,847)
Real estate loans, held for investment, at fair value	Yes	189,980	(67,561)	—	—	(67,561)	—	(3,702)	—	—	118,717	(67,561)

Total Assets		$412,622	$(178,766)	$—	$(150)	$(178,916)	$—	$(3,702)	$(8,658)	$—	$221,346	$(178,916)

Financial Liabilities:
CDO notes payable, at fair value, related to CDOs	Yes	$(211,695)	$78,917	$—	$—	$78,917	$—	$15,246	$—	$—	$(117,532)	$78,917

Total Liabilities		$(211,695)	$78,917	$—	$—	$78,917	$—	$15,246	$—	$—	$(117,532)	$78,917

Gains and Losses (Realized and Unrealized) Included In Earnings for the Nine Months Ended September 30, 2009
	Loss on CMBS Financed by CDO’s	Loss on CMBS Not Financed by CDOs	Loss on Real Estate Loans Held for Investment	Total Losses
Financial Assets:
Total gains (losses) included in earnings for the period	$(86,508)	$(24,847)	$(67,561)	(178,916)

Change in unrealized gains or losses related to financial assets still held at reporting date	$(86,508)	$(24,847)	$(67,561)	$(178,916)

	Gain on CDO Notes Payable	Total Gains
Financial Liabilities:
Total gains (losses) included in earnings for the period	$78,917	$78,917

Change in unrealized gains or losses related to financial liabilities still held at reporting date	$78,917	$78,917

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

5. CMBS

The following is a summary of the Company’s CMBS investments as of September 30, 2009 and December 31, 2008:

		September 30, 2009 ($ in thousands)
Security Description	Face Amount	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
			Gains	Losses		Coupon	Yield (4)	Term (yrs)
CMBS not financed by CDOs (1)(3)	$424,815	$13,118	$694	$—	$13,812	5.2%	55.9%	5.9
CMBS financed by CDO I (2)	418,748	39,616	8,414	—	48,030	4.9%	40.4%	7.5
CMBS financed by CDO II (2)	873,931	36,403	4,384	—	40,787	5.2%	50.2%	7.5

	$1,717,494	$89,137	$13,492	$—	$102,629	5.1%	46.2%	7.3

		December 31, 2008 ($ in thousands)
Security Description	Face Amount	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
			Gains	Losses		Coupon	Yield (4)	Term (yrs)
CMBS not financed by CDOs (1)(3)	$449,732	$41,590	$842	$—	$42,432	5.2%	43.3%	7.5
CMBS financed by CDO I (2)	418,748	76,886	—	—	76,886	4.9%	30.6%	8.7
CMBS financed by CDO II (2)	888,873	102,271	1,053	—	103,324	5.2%	36.9%	8.4

	$1,757,353	$220,747	$1,895	$—	$222,642	5.1%	35.6%	8.3

(1)

Fair values of CMBS not financed by CDOs are accounted for as available for sale securities and thereby subject to potential other than temporary impairment charges. As a result of recording impairments during the nine months ended September 30, 2009 and the twelve months ended December 31, 2008, the amortized costs of these CMBS securities have been written down to their estimated fair value at September 30, 2009 and December 31, 2008, respectively. Subsequent to September 30, 2009, unrealized gains/losses, if any, that are not impairments will be included in other comprehensive income (loss).

(2)

Fair values of CMBS financed by CDOs are accounted for using the fair value election as of January 1, 2008 and are not subject to other than temporary impairment charges as changes in fair value are recorded as a component of other gains (losses) in the consolidated statement of operations. During the nine months ended September 30, 2009 and the twelve months ended December 31, 2008, the Company recorded $98.3 million and $606.8 million, respectively, of reductions in the amortized cost basis of CMBS assets financed by CDOs.

(3)

For the CMBS investments financed via repurchase agreements which had a fair value of $13.5 million and $40.2 million, respectively, at September 30, 2009 and December 31, 2008, total borrowings outstanding were $8.9 million and $16.1 million, respectively.

(4)	Yield is based on amortized cost.

The composition of other than temporary non-cash impairment charges for assets which the Company did not elect the fair value option is as follows for the three and nine months ended September 30, 2009 and 2008 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Reason for Loss	2009	2008	2009	2008
Declines in cash flows (1)	$(2,733)	$(29,800)	$(20,882)	$(32,156)
Declines in fair value (2)	—	—	(3,815)	(97,530)

	$(2,733)	$(29,800)	$(24,697)	$(129,686)

(1)	Losses driven by declines in cash flows are related to declines in the projected net present value of future cash flows.
(2)	Losses driven by an other than temporary declines in fair value is due to widening of credit spreads for CMBS investments since the first half of 2007.

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

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

As of September 30, 2009 and December 31, 2008, the mortgage loans in the underlying collateral pools for all CMBS were secured by properties of the types and in the geographies identified below:

Location (1)	September 30, 2009	December 31, 2008	Property Type (1)	September 30, 2009	December 31, 2008
California	15.5%	15.4%	Office	31.7%	31.7%
New York	11.9%	11.9%	Retail	30.7%	30.7%
Texas	6.5%	6.5%	Residential (2)	15.3%	15.4%
Florida	5.8%	5.8%	Hospitality	7.1%	7.2%
Virginia	4.7%	4.6%	Industrial	5.4%	5.2%
Other (3)	54.9%	55.0%	Other (3)	9.1%	9.0%
Re-REMIC (4)	0.7%	0.8%	Re-REMIC (4)	0.7%	0.8%

Total	100.0%	100.0%	Total	100.0%	100.0%

(1)

Percentages are based on the unpaid principal balance of the underlying loans in our CMBS investments. Classifications are based on the National Council of Real Estate Investment Fiduciaries’ (“NCREIF”) standard categories.

(2)	Residential primarily consists of multi-family apartment buildings, mobile home parks, and student housing.
(3)	No other individual state or property type comprises more than 4.0% of the total as of September 30, 2009 and December 31, 2008, respectively.
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

During the nine months ended September 30, 2009 and 2008, the Company made no new CMBS investments.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

6. REAL ESTATE LOANS

At September 30, 2009 and December 31, 2008, the Company’s real estate loans consisted of the following.

	As of September 30, 2009 ($ in thousands)
Description	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Gain/(Loss)	Weighted Average Effective Interest Rate Based on Amortized Cost	Range of Maturity Dates (2)
Real estate loans, held for investment (1)
First mortgage loan participations	$43,639	$43,639	$25,384	$(18,254)	3.8%	February 2010 - February 2011
Mezzanine loans	226,648	226,383	93,333	(133,050)	3.2%	June 2010 - November 2010

	$270,287	$270,022	$118,717	$(151,304)	3.3%

	As of December 31, 2008 ($ in thousands)
Description	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Gain/(Loss)	Weighted Average Effective Interest Rate Based on Amortized Cost	Range of Current Maturity Dates (2)
Real estate loans, held for investment (1)
First mortgage loan participations	$47,077	$47,077	$28,555	$(18,522)	4.1%	February 2009
Mezzanine loans	226,913	226,647	161,425	(65,222)	4.0%	May 2009 - November 2009

	$273,990	$273,724	$189,980	$(83,744)	4.0%

(1)	Carrying value based on fair value. See Note 4 for further details on determination of fair value of real estate loans.
(2)	Loans have extension options which could extend maturity dates to November 2010 to June 2012.

As of September 30, 2009 and December 31, 2008, real estate loans were directly or indirectly secured by properties of the types and in the geographies identified below:

Location (1)	September 30, 2009	December 31, 2008	Property Type (1)	September 30, 2009	December 31, 2008
Real estate loans, held for investment			Real estate loans, held for investment
New York	16.8%	17.9%	Hospitality	61.1%	60.4%
Hawaii	15.2%	15.0%	Office	22.7%	22.4%
California	12.5%	12.4%	Multi-use	10.7%	11.7%
Texas	7.8%	7.6%	Retail	5.5%	5.5%
Florida	6.6%	6.5%	Multifamily	0.0%	0.0%
Puerto Rico	6.5%	6.4%	Healthcare	0.0%	0.0%
Georgia	5.5%	5.4%
Other (2)	29.1%	28.8%

	100.0%	100.0%		100.0%	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans.
(2)	No other individual state comprises more than 5.0% of the total as of September 30, 2009 and December 31, 2008.

As of September 30, 2009 and December 31, 2008, the Company’s real estate loans were financed by CDO II.

During the nine months ended September 30, 2009 and 2008, the Company made no investments in real estate loans.

During the nine months ended September 30, 2009 and 2008, the Company received repayments of $3.7 million and $8.5 million, respectively, related to outstanding principal balances on certain real estate loans.

During the nine months ended September 30, 2008, the Company sold two whole mortgage loans classified as held for sale with an aggregate face amount of $110.0 million and an amortized cost basis of $111.3 million for $91.2 million. The Company repaid $67.2 million in related borrowings under its repurchase agreement and generated $18.6 million in net cash proceeds after paying related transaction costs. The Company recorded $20.3 million of realized losses in connection with the sale of these loans.

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

On December 4, 2008, the Company, JER Fund IV and CalPERS entered into an amendment to the US Debt Fund’s amended and restated limited partnership agreement (the “LPA”) with CalPERS, extending the US Debt Fund’s commitment period for an additional one year period, from December 11, 2008 to December 11, 2009. In addition, pursuant to the amendment, the US Debt Fund’s general partner is not required by the LPA to allocate new investment opportunities to the US Debt Fund. Finally, the amendment provides that commencing on December 11, 2008 through and including December 11, 2009, the management fee payable by CalPERS to the US Debt Fund’s general partner shall be calculated to (i) include CalPERS’ pro-rata share of the outstanding principal balance on the US Debt Fund’s revolving credit facility with WestLB AG New York Branch and (ii) exclude CalPERS’ pro-rata share of unrestricted cash and cash equivalents held by the US Debt Fund. Prior to the amendment, the US Debt Fund paid to the Company and JER Fund IV a base management fee equal to 1.5% on drawn capital and up to 20% of the aggregate profits earned and distributed by the US Debt Fund (after limited partners receive distributions equal to their initial investment and a specified preferred rate of return thereon). The Company and JER Fund IV divide the management and incentive fees on a 50%-50% basis. The Company recognized management fee income from the US Debt Fund of $0.3 million and $0.1 million during the three months ended September 30, 2009 and 2008, respectively, and $0.8 million and $0.3 million during the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009 and December 31, 2008, the Company made capital contributions of $4.9 million and $3.4 million, respectively, in the US Debt Fund, which is reflected in investments in unconsolidated joint ventures on the Company’s consolidated balance sheets. During the three months ended September 30, 2009 and 2008, the Company recorded $(0.3) and $(0.4) of equity in earnings (losses) from the US Debt Fund, respectively, and $(2.0) million and $0.5 million for the nine months ended September 30, 2009 and 2008, respectively.

The Company’s lack of available liquidity and financing make unlikely it that the Company will meet future capital calls from the US Debt Fund. A failure by the Company to fund its portion of future capital calls may adversely impact its investment in and management fees earned from the US Debt Fund, and lead to, among other items, assessment of interest on unfunded capital calls and/or dilution of the Company’s current investment interests.

8. DEBT OBLIGATIONS

CDO Notes Payable

As of September 30, 2009 and December 31, 2008, the Company had the following CDO notes payable obligations:

		Collateral		Notes Issued as of September 30, 2009					Notes Issued as of December 31, 2008
Issuance	Issuance Date	Type	Amount	Type	Outstanding Balance	Fair Value	Weighted Average Interest Rate	Weighted Average Life Remaining	Outstanding Balance	Fair Value	Weighted Average Interest Rate	Weighted Average Life Remaining
CDO I	November	CMBS	$418,748	Fixed	$147,030	$23,560	6.0%	10.8	$147,030	$34,162	6.0%	6.9
	2005			Floating	118,353	10,321	0.6%	7.1	119,193	26,660	0.8%	6.4

					$265,383	$33,881	3.6%	8.4	$266,223	$60,822	3.6%	6.7

		CMBS, mezzanine
CDO II		loans, first mortgage	$1,183,250	Fixed	$48,692	$—	5.8%	—	$47,000	$3,434	5.8%	7.8
	October	interests, Re-Remic
	2006	securities		Floating	645,206	83,651	0.9%	5.0	661,303	147,439	2.0%	6.8

					$693,898	$83,651	1.2%	5.0	$708,303	$150,873	2.3%	6.9

CDO II has a replenishment collateral pool of up to $275.0 million that would allow replenishment of proceeds of real estate loans that are paid off within five years from the closing of the transaction, subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture and satisfaction of certain other requirements. During the nine months ended September 30, 2009 and 2008, the Company did not contribute any collateral interests to CDO II and CDO II received $3.7 million and $0, respectively, of real estate loan repayments on CDO II real estate loan collateral. As of September 30, 2009, the replenishment pool balance was $4.7 million, which is reflected in restricted cash on our consolidated balance sheets.

The Company has accounted for the CDO I and CDO II transactions as financings due to certain permitted activities of CDO trusts that are not consistent with activities of a QSPE, such as having the ability to sell impaired securities and acquire replenishment securities with the proceeds at the discretion of the collateral administrator. Accordingly, the assets transferred to the respective CDO trusts are reflected in the Company’s balance sheets and notes issued to third parties are reflected as CDO notes payable in the accompanying consolidated financial statements.

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

As a result of downgrades relating to its CMBS collateral, CDO II failed certain of its over-collateralization tests beginning in February 2009. Such failures have continued, and are expected to continue for the foreseeable future. As a result of the failure of these over-collateralization coverage tests (i) certain interest payments normally scheduled to be allocated to the holders of the junior notes payable and preferred shareholders of CDO II were reallocated to the holders of the senior notes payable, and (ii) any available principal proceeds were reallocated to the holders of the senior notes payable. Consequently, the Company will not receive any cash flow distributions on the junior notes payable and preferred share investments retained by it and/or its affiliates in CDO II until such time, if ever, the over-collateralization coverage tests are complied with. Even if the over-collateralization coverage tests are eventually complied with, our ability to obtain regular cash payments from the assets securing CDO II is dependent upon CDO II continuing to meet interest coverage and over-collateralization coverage tests. If the February through September 2009 over-collateralization coverage tests for CDO II had not failed, the Company would have received approximately $13.5 million in additional distributions during 2009. During 2008, the Company received approximately $28 million of net cash distributions from CDO II.

CMBS downgrades generally do not affect the over-collateralization coverage test applicable to collateral in CDO I, unless such collateral is downgraded to “CC” or below. As of September 30, 2009, 14 CMBS bonds underlying CDO I have been downgraded to “CC” or lower, causing certain cash payments from such downgraded CMBS bonds normally scheduled to be allocated to the holder of the junior notes payable and preferred shareholders of CDO I to be reallocated to the holders of the senior notes payable. While CDO I is still in compliance with its over-collateralization and interest coverage tests, these bond downgrades, combined with declining cash flows from the CMBS underlying CDO I has reduced the cash flow to the Company on its retained preferred shares. For the three months ended September 30, 2009, we collected $0 from our retained preferred shares in CDO I, compared with $0.4 million for the three months ending June 30, 2009 and $0.8 million during the three months ended September 30, 2008.

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

With respect to CDO II, the Company has been appointed its advancing agent. In this capacity, the Company may be required to make interest advances to CDO II in the event that the sum of interest proceeds and principal proceeds collected during the related due period are insufficient to remit the interest that is due and payable to the Class A Notes and Class B Notes in accordance with the priority of payments of CDO II (the amount of such insufficiency, an “Interest Shortfall”). The Company will be entitled to recover any previously unreimbursed interest advances made by it, together with interest thereon, first, from interest proceeds and second if applicable, from principal proceeds, senior to any payments of interest or principal to the noteholders and senior to any payments of fees, expenses or hedge payments of CDO II, only to the extent that such recovery would not trigger an additional Interest Shortfall to the Class A Notes or Class B Notes. In the event that the Company determines that such interest advances are nonrecoverable interest advances, the Company would be entitled to recovery of any previously unreimbursed interest advances made by it, together with interest thereon, without regards to whether such recovery would trigger additional Interest Shortfalls. As of September 30, 2009 and December 31, 2008 the Company has not advanced CDO II for any interest shortfalls in its capacity as advancing agent.

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

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

This repurchase agreement is fully recourse to the Company. As of September 30, 2009, $8.9 million was outstanding under the facility at a weighted average borrowing rate of 2.9%, and CMBS investments with an estimated fair value of $13.5 million were pledged as collateral. The JPMorgan Facility has covenants related to (i) minimum tangible net worth, (ii) maximum leverage, (iii) minimum liquidity and (iv) incurrence of additional recourse debt, among other covenants. The JPMorgan Facility also has a material adverse change clause in which JPMorgan can demand immediate repayment of our debt if they deem a material adverse change to have occurred.

As of September 30, 2009, the Company was not in compliance with the minimum tangible net worth covenant on the JPMorgan repurchase agreement. In addition, the repurchase agreement facility matures on December 22, 2009 and at this time, the Company believes it is unlikely the facility will be extended or renewed at maturity. As a result, the Company is currently seeking a replacement source of financing, or if unable to refinance, will need to liquidate the CMBS collateral that is security for the facility.

Junior Subordinated Debentures and Notes

In April 2007, the Company issued $60.0 million of TRUPs through its unconsolidated subsidiary, JERIT TS Statutory Trust I (“the Trust”), in a private transaction exempt from registration under the Securities Act of 1933, as amended. Concurrently, the Company issued $61.9 million in junior subordinated debentures to the Trust and made a $1.9 million common equity investment in the Trust. The TRUPs had a 30-year term ending April 2037, were redeemable at par on or after April 30, 2012 and paid distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. The assets of the Trust consisted solely of the $61.9 million of junior subordinated debentures concurrently issued by us, with terms that mirror the TRUPs. The Company incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the TRUPs. Unamortized debt issuance costs of $0.9 million and $1.0 million, respectively, are included as a component of deferred financing fees on the consolidated balance sheet at September 30, 2009 and December 31, 2008, respectively.

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

The Company accounted for the agreement to exchange $56.3 million of TRUPs as a modification and did not recognize a gain for that exchange and accounted for the agreement to exchange the remaining $3.7 million of TRUPs as a termination and did record a gain of $0.5 million and $3.2 million, or $0.09 and $0.62 per diluted common share, for that exchange during the three and nine months ended September 30, 2009. Costs incurred to exchange and cancel the TRUPs were expensed. The Company completed the termination of the remaining $0.6 million of TRUPs on July 30, 2009 with a $0.1 million cash payment and recorded an additional $0.5 million gain during the three months ended September 30, 2009 in connection therewith.

All $60.0 million of TRUPs have been cancelled through September 30, 2009 in conjunction with these exchanges. The agreements also resulted in the Company satisfying the interest payment obligations on the TRUPs due for the April 30, 2009 interest payment date, and, with respect to the remaining TRUPs outstanding, amount due at the July 30, 2009 interest payment date. In total, the Company has made aggregate cash payments of $0.8 million through September 30, 2009 to satisfy its obligations on the TRUPs in connection with the exchanges described above and the satisfaction of interest obligations.

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

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

In connection with the exchange and cancellation agreement, the Company cancelled $1.9 million of common securities of the Trust issued pursuant to the amended and restated trust agreement dated April 9, 2007. As of September 30, 2009, no common securities of the Trust remained outstanding

The Company’s interest in the Trust was accounted for using the equity method and the assets and liabilities were not consolidated into the Company’s financial statements due to the Company’s determination that the Trust was a variable interest entity and that we were not the primary beneficiary of the entity. Interest on the junior subordinated debentures and notes, net of interest income on the Company’s common equity interest in the Trust, is included in interest expense on its consolidated income statements and the junior subordinated debentures and notes are presented as a liability on its consolidated balance sheet.

Note Payable

On March 3, 2009, the Company entered into an agreement with its counterparty to terminate and replace four interest rate swaps which had a $245.1 million ending notional amount and a $21.2 million fair value liability, net of a $17.9 million credit valuation adjustment, as of December 31, 2008, in exchange for a new seven-year fixed rate note payable. Under such agreement, the Company agreed to pay a fixed monthly amount of approximately $0.4 million through February 2017. The Company initially recorded this new agreement, at fair value, as a note payable on the date of the transaction as the new agreement no longer meets the definition of a derivative. The Company did not elect the fair value option for this note payable.

On July 14, 2009 and October 7, 2009, the Company amended the agreement with its counterparty thereby reducing the July, August, September, October and November 2009 monthly payments due under the Agreement from approximately $0.4 million to $75 resulting in an aggregate deferral in payments of approximately $1.5 million during such five month period. In addition, the Amendments, which are effective in July and October 2009, provide that commencing in December 2009, through and including September 2010, the Company’s monthly payments under the Agreement shall be increased from approximately $0.4 million to approximately $0.5 million, thereby providing for the repayment of the deferred amount over the ten month period following November 2009.

General

If the Company defaults in the payment of interest or principal on any debt, breaches any representation or warranty in connection with any borrowing or violates any covenant in any loan document, lenders may accelerate the maturity of such debt, requiring the Company to immediately repay all outstanding principal. If the Company is unable to make such payments, our lender could force us to sell our securities or foreclose on our assets pledged as collateral to such lender. The lender could also force the Company into bankruptcy or bring other legal action against the Company. Any of these events would likely have a material adverse effect on the value of an investment in the Company’s common stock. At September 30, 2009, the Company was in compliance with all covenants under its CDO notes payable with the exception of certain CDO II over-collateralization coverage tests, its repurchase agreements with the exception of certain minimum tangible net worth covenants, its junior subordinated debentures, junior subordinated notes, and its note payable.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company presents certain of its financial instruments at estimated fair value in the accompanying consolidated financial statements by applying the fair value principles discussed in Note 5. The following table presents the carrying value and estimated fair value of the Company’s remaining financial assets and liabilities as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$1,095	$1,095	$8,357	$8,357
Restricted cash	4,844	4,844	1,149	1,149
Investments in unconsolidated joint ventures	374	374	843	843
Repurchase agreements	8,858	8,858	16,108	16,108
Junior subordinated debentures and notes	58,669	500	61,860	15,000
Notes payable	9,849	7,000	500	500

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

10. DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents the Company’s pay-fixed interest rate swaps as of September 30, 2009 and December 31, 2008, respectively. All swaps are recorded as liabilities in interest rate swap agreements related to CDOs, at fair value, on the consolidated balance sheets as of September 30, 2009 and December 31, 2008.

Trade Date	Effective Date	Termination Date	Initial Notional Balance	Notional Balance at		Ending Notional Balance	Fair Value at		Pay-Fixed Interest Rate	Asset/ Liability at Semptember 30, 2009	Location on the Balance Sheet at September 30, 2009
				September 30, 2009	December 31, 2008		September 30, 2009 (3)	December 31, 2008
October 2005	November 2005 (1)	June 2015	$109,977	$109,977	$109,977	$5,697	$(12,831)	$(17,545)	4.9%	Liability	Interest rate swap agreements related to CDOs, at fair value
September 2006	October 2006 (2)	August 2016	386,324	303,126	303,126	219,929	(33,837)	(49,551)	5.1%	Liability	Interest rate swap agreements related to CDOs, at fair value
September 2006	October 2009 (2)	August 2016 (6)	—	—	—	—	—	(3,536)	5.2%	n/a	n/a
February 2007	October 2007 (2)	October 2014 (6)	—	—	83,198	—	—	(7,490)	5.1%	n/a	n/a
January 2007	November 2007	December 2016 (4)(6)	100,000	—	40,000	—	—	(6,209)	5.3%	n/a	n/a
February 2007	November 2007	February 2017 (5)	26,000	—	19,500	—	—	(3,714)	5.1%	n/a	n/a
March 2007	November 2007	January 2017 (6)	40,000	—	40,000	—	—	(3,939)	5.0%	n/a	n/a

			$662,301	$413,103	$595,801	$225,626	$(46,668)	$(91,984)

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

(3)

The settlement amount of our interest rate swap liabilities was $(46.7) million as of September 30, 2009. This liability is partially offset by a $36 credit valuation adjustment as of September 30, 2009 due to the requirement to incorporate a credit valuation allowance for our and our counterparty’s credit rating to arrive at fair value.

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

(6)

On February 27, 2009, we agreed to terminate these interest rate swaps and replace them with a new seven-year fixed rate-for-fixed rate swap agreement which we reflected as a note payable on our consolidated balance sheets. On July 14, 2009 and October 7, 2009, we agreed to reduce the July, August, September, October and November 2009 monthly payments due under the agreement from $0.4 million to $75 and resulting in an aggregate deferral in payments of $1.5 million during such five month period. In addition, the amendment provides that commencing in December 2009, through and including September 2010, our monthly payments under the agreement shall be increased from $0.4 million to $0.5 million, thereby providing for the repayment of the deferred payment amounts over the ten month period following November 2009.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

The following table is a summary of gains (losses) related to the Company’s interest rate swap agreements as of September 30, 2009:

	Notional Balance at September 30, 2009	Amount of Gain (Loss) for the Three Months Ended September	Amount of Gain (Loss) for the Nine Months Ended September	Amount of Gain (Loss) from Changes in Fair Value Recognized in Other Comprehensive Income (Loss) at September 30, 2009	Amount of Gain (Loss) from Changes in Fair Value Reclassified from Other Comprehensive Income (Loss) for the Three Months Ended September 30, 2009	Amount of Gain (Loss) from Changes in Fair Value Reclassified from Other Comprehensive Income (Loss) for the Nine Months Ended September 30, 2009	Location of Gain (Loss) on Consolidated Statement of Operations	Derivatives at September 30, 2009 Designated as Hedging Instrument?
CDO I	$109,977	$(2,951)	$580	$—	$—	$—	Other gains (losses)	No
CDO II	303,126	(7,874)	4,035	—	—	—	Other gains (losses)	No
Terminated	—	(153)	23,259	—	—	—	Other gains (losses)	n/a

	$413,103	$(10,978)	$27,874	$—	$—	$—

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

Risk Management Objectives of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the amount of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments, principally related to the Company’s investments and borrowings. The Company’s objectives in using interest rate derivatives are to add stability to interest income/expense and to limit its cash flow exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2009, the Company does not have contingent features on its existing interest rate swaps agreements.

Interest Rate Swap Activity in Accumulated Other Comprehensive (Income) Loss

As of September 30, 2009, the following amounts were included in accumulated other comprehensive (income) loss:

	Net Balance at December 31, 2008	Amortization for the Nine Months Ended September 30, 2009 (1)	Net Balance at September 30, 2009	Estimated Amount to Be Amortized Over the Next 12 Months
Swap termination gain related to CDO I	$417	$(40)	$377	$(56)
Swap termination loss related to CDO II	(4,924)	442	(4,482)	621
Unrealized loss on CDO related swaps at December 31, 2007 related to SFAS No. 159 adoption	(19,410)	1,806	(17,604)	2,504

	$(23,917)	$2,208	$(21,709)	$3,069

(1)

Amortizations of swap termination gains (losses) and amortization of unrealized loss on CDO related swaps is included as a component of loss on interest rate swaps on the consolidated statement of operations.

11. DIFFERENCES BETWEEN GAAP NET INCOME (LOSS) AND TAXABLE INCOME

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

Income on CMBS investments is computed for GAAP purposes based upon a yield, which assumes credit losses will occur. The yield to compute the Company’s taxable income does not assume there would be credit losses, as a loss can generally only be deducted for tax purposes when it is reasonably assured. Furthermore, due diligence expenses incurred related to the acquisition of CMBS and loan investments not originated are required to be expensed as incurred for GAAP purposes but are included as a component of the cost basis of the asset and amortized for tax purposes. CMBS impairment charges also create GAAP to tax differences as such charges are generally not deductible for tax purposes. In addition, due to electing the FVO for the Company’s CDO related financial assets and liabilities, the financial assets and liabilities are carried at fair value for GAAP purposes with the change in fair value reflected in the Company’s consolidated statement of operations as other gains (losses). Primarily as a result of these differences, the net difference between the GAAP net loss and estimated taxable net loss was approximately $20.6 million for the nine months ended September 30, 2009, with the taxable loss being greater than the GAAP net loss. As of September 30, 2009 and December 31, 2008, the estimated tax basis of the Company’s assets exceeded its GAAP basis by approximately $1.1 billion and $933 million, respectively.

12. COMMON STOCK

On February 13, 2009, the Board of Directors approved the declaration of a 1-for-10 reverse stock split effective February 20, 2009. All share and per share amounts have been restated to reflect the impact of this 1-for-10 reverse stock split.

During the nine months ended September 30, 2009, in connection with the exchange and cancellation of its TRUPs, the Company issued 849,109 shares of unregistered common stock.

13. RELATED PARTY TRANSACTIONS

Fee Arrangements. See the Form 10-K for the year ended December 31, 2008, filed March 31, 2009, for a description of our related party fees and transactions. For the three and nine months ended September 30, 2009 and 2008, the Company incurred the following related party fees.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Amounts Unpaid as of		Location on
	2009	2008	2009	2008	September 30, 2009	December 31, 2008	Balance Sheet	Statement of Operations
Expenses
Base management fees (1)	$989	$1,844	$3,160	$5,545	$1,605	$577	Due to affiliate	Management fees, affiliate
Incentive fees	—	—	—	—	—	—	Due to affiliate	Management fees, affiliate
Overhead reimbursement	129	129	386	386	33	87	Due to affiliate	General and administrative

CDO II collateral administration fees	208	374	690	1,123	13	25	Due to affiliate	General and administrative

Total expenses	$1,326	$2,347	$4,236	$7,054	$1,651	$689

Revenues
US Debt Fund management fee	$262	$114	$756	$293	$275	$145	Due from affiliate	Fee income
Joint venture management fee	—	37	—	110	—	12	Due from affiliate	Fee income

Total revenues	$262	$151	$756	$403	$275	$157

(1)

On July 20, 2009 and October 7, 2009, the Company and its Manager entered into an amendment to the management agreement whereby the Company agreed, effective as of April 1, 2009, that during the months of April, May, June, July, August, September, October and November, 2009, (i) it shall not be required to make any payments of base management fees and/or incentive fees otherwise due and payable under the Management Agreement in excess of $75 per month and (ii) any Fees accruing and otherwise payable under the Management Agreement in excess of $75 per month shall be deferred and due and payable by it to the Manager on such date after November 2009 as the Company and the Manager shall mutually agree in writing.

Real Estate Loan Investments: The following table presents a summary of loans which the Company has invested where an affiliate of the Manager held a controlling equity interest in the borrower.

		At Investment		Principal Repayments Received During the Nine Months Ended September 30, 2009	Balance as of September 30, 2009			Balance as of December 31, 2008
Year of Investment	Type of Loan(s)	Unpaid Principal Balance	Cost Basis		Unpaid Principal Balance	Amortized Cost	Fair Value	Unpaid Principal Balance	Amortized Cost	Fair Value
2007	Mezzanine loans	$50,000	$49,375	$—	$37,092	$36,854	$5,916	$37,092	$36,854	$22,302
2006	Mezzanine loans	65,000	65,000	264	44,213	44,213	20,263	44,477	44,477	30,671

	Total	$115,000	$114,375	$264	$81,305	$81,067	$26,179	$81,569	$81,331	$52,973

Special Servicing: Each CMBS securitization requires that a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. Because the Manager does not have special servicer status, it appoints J.E. Robert Company or another entity that has special servicer status, as the special servicer whenever the Company acquires a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company earned $2.0 million and $0.9 million in fees as special servicer during the three months ended September 30, 2009 and 2008, respectively, and $4.6 million and $3.4 million for the nine months ended September 30, 2009 and 2008, respectively, as a special servicer on the CMBS issuances where the Company owns the first-loss position. J.E. Robert Company is also entitled to receive additional fees in the future based on the collections received against

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

loans that were managed in special servicing and subsequently returned to the master servicer. All fees due to J.E. Robert Company as special servicer are paid either by the applicable securitization vehicles or the borrower and not directly by the Company and such fees are consistent with traditional, well established market standards and are set as part of the arms-length negotiations to acquire such CMBS bonds from the issuer. However, because the Company generally owns the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company may reduce the amounts available to pay the Company pursuant to the terms of the applicable CMBS trusts.

14. SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 9, 2009, the date of issuance for these consolidated statements and notes thereto.

On October 7, 2009, the Company amended the agreement with its note payable counterparty to reduce the October and November 2009 monthly payments due under the agreement from approximately $0.4 million to $75. In addition, the amendment, which is effective in October 2009, provides that commencing in December 2009, through and including September 2010, the Company’s monthly payments under the Agreement shall be increased from approximately $0.4 million to approximately $0.5 million, thereby providing for the repayment of the cumulative deferred amount over the ten month period following November 2009.

On October 14, 2009, the Company and its Manager entered into an amendment to the management agreement whereby the Company agreed, effective as of October 7, 2009, to extend the amendment entered into during July 2009 so that during the months of October and November, 2009, (i) it shall not be required to make any payments of base management fees and/or incentive fees otherwise due and payable under the Management Agreement in excess of $75 per month and (ii) any Fees accruing and otherwise payable under the Management Agreement in excess of $75 per month shall be deferred and due and payable by it to the Manager on such date after November 2009 as the Company and the Manager shall mutually agree in writing.

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

Going Concern: In our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009, we disclosed that there was substantial doubt regarding our ability to continue as a going concern. In response, we have undertaken certain efforts including; (i) discontinuing payment of quarterly dividends and replacing such quarterly dividends with payment of an annual dividend to the extent required to satisfy REIT dividend requirements, (ii) seeking to reduce operating costs, primarily our general and administrative costs; (iii) seeking to restructure terms of our recourse indebtedness including extension of scheduled maturity dates and/or modification of near-term interest payment requirements; and (iv) if necessary, pursuing sales of selected assets.

At this time, we expect that we will not generate taxable income in 2009, and therefore will not be required to pay a dividend for the year ended December 31, 2009.

As of September 30, 2009, we were not in compliance with the tangible net worth covenants on the JPMorgan repurchase agreement. In addition, the repurchase agreement facility matures on December 22, 2009 and at this time, we believe it is unlikely the facility will be extended or renewed at maturity. As a result, we are currently seeking a replacement source of financing, or if unable to refinance, will need to liquidate the CMBS collateral that is security for the facility.

No assurance can be given that we will be successful in achieving any of these efforts collectively or individually. Should our repurchase agreement lender demand immediate repayment of all of our obligations, we will likely be unable to pay such obligations absent asset sales. In such event, we may have to recapitalize, refinance our obligations, sell some or all of our assets at prices below current estimated fair value or seek to liquidate or reorganize under Chapter 7 or Chapter 11, respectively, of the United States Bankruptcy Code.

During 2009, we exchanged $56.3 million of our TRUPs into junior subordinated notes and cancelled $3.7 million of TRUPs thereby, reducing quarterly cash interest payments from approximately $1.1 million per quarter on the TRUPs to approximately $0.1 million per quarter on the junior subordinated notes through April 2012. In addition, we amended our note payable to reduce monthly payments from approximately $0.4 million to $75 from July through November 2009, and amended its agreement with the Manager to reduce cash basis monthly base management fees to approximately $75 from April to November 2009. However, our primary source of free operating cash flow are our non-CDO CMBS investments. Cash flow from these investments have declined from approximately $4.0 million in the second quarter of 2009 to approximately $3.7 million in the third quarter of 2009 due to deteriorating macroeconomic and commercial real estate conditions evidenced by increasing delinquencies, special servicing activity and appraisal reductions on collateral for such investments. In addition, cash flow from our retained preferred shares in CDO I declined from $0.4 million during the three months ended June 30, 2009 to $0 during the three months ended September 30, 2009 due primarily to certain CMBS bond downgrades on CDO I collateral. This decline in non-CDO CMBS and CDO I cash flow has further adversely affected our liquidity.

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

Since the second half of 2007, there has been a significant widening of credit spreads in both the subordinate CMBS market which includes bonds rated BB+ through NR classes, and in the investment grade tranches of BBB- and above. In 2008 and 2009, new issue CMBS volume has been a small fraction of the amount of issuance in 2006 and 2007. Credit spreads on recent secondary market trades, which have also been very limited, for typical BBB- CMBS bonds, are estimated to exceed 5,600 basis points at September 30, 2009 compared to approximately 5,000 basis points as of December 31, 2008 and approximately 900 basis points as of December 31, 2007. Additionally, we have seen significant widening of credit spreads on real estate loans, including B-Notes, mezzanine loans and whole mortgage loans as performance of real estate collateral underlying such loans has deteriorated.

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

Since December 31, 2008, we have seen a significant increase in CMBS 60-day and greater delinquencies and CMBS loan collateral entering our CMBS special servicing portfolio. The 60-day and greater delinquencies on loan collateral underlying our CMBS “first-loss” investments was 319 basis points at September 30, 2009 compared to 83 basis points at December 31, 2008. The CMBS special servicing portfolio balance was $713.5 million, $3.4 billion and $3.8 billion at December 31, 2008, September 30, 2009 and November 4, 2009, respectively. Due to the continued tightening of credit, declining real estate values, worsening macro-economic environment, in conjunction with the significant increase in our CMBS special servicing portfolio, we increased our loan loss projections associated with the real estate loan collateral underlying our “first-loss” CMBS portfolio, which represented approximately 3,500 loans with an unpaid principal balance of approximately $47 billion at September 30, 2009. As of September 30, 2009, we increased projected future loan losses to approximately $1.7 billion from $1.4 billion at June 30, 2009 and $964.1 million at December 31, 2008. In addition, we accelerated the projected timing of these losses, with most of the loss increase projected to occur in 2010. This increase in loss projections results in lower projected future cash flows from our “first-loss” CMBS investments, and, in part, caused us to recognize CMBS impairment charges of $2.7 million and $24.7 million, respectively, during the three and nine months ended September 30, 2009. Such loss reserves may be increased in the future in the event that collateral performance and macroeconomic conditions further deteriorate.

CMBS and Other Debt Issuance: Virtually no US CMBS transactions have been priced during 2009. This compares to total US CMBS issuances during the first nine months of 2008 and 2007 of approximately $12 billion and $197 billion, respectively. This decrease is a direct result of the dramatic slowdown in the pace of lending by CMBS originators. We do not anticipate any significant new issue CMBS securitization activity in the near future.

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

During the first half of 2009, and in particular during the second quarter of 2009, many peers of our manager have filed registration statements on Form S-11 to raise capital to form new commercial mortgage REITs, some of which may compete against us in the future. There can be no assurances as to how many of these entities will be successful in raising capital nor how these entities may compete against us in the future.

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

From a long-term debt perspective, the ability to leverage our assets or potential assets through offerings of commercial real estate debt obligations (“CRE CDO”) is effectively non-existent. The current state of the CMBS and CRE CDO markets has had a negative impact on our leveraged returns and our ability to successfully match-fund liabilities associated with our investments.

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

During the nine months ended September 30, 2009, in connection with the exchange and cancellation of our TRUPs, we issued 849,109 shares of unregistered common stock.

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

Variable Interest Entities

An entity is considered a variable interest entity (“VIE”) and subject to consolidation if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns. Variable interest entities within the scope of the accounting guidance are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, its expected returns, or both.

Our ownership of the subordinated classes of CMBS from a single issuer gives it the right to control the foreclosure/workout process on the underlying loans (“Controlling Class CMBS”). ASC 810-10 has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a qualifying special-purpose entity (“QSPE”) does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust’s QSPE status can be impacted in future periods by activities of its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent its CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, the Company records the investments at the purchase price paid. To the extent the underlying trusts are not QSPEs, we follow the relevant guidance as the trusts would be considered VIEs.

        We have analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria under SFAS No. 140. In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This statement removes the concept of a qualifying special purpose entity (SPE) from SFAS No. 140 and eliminates the exception for qualifying SPEs from the consolidation guidance of FIN No. 46(R). We will adopt SFAS No. 166 on January 1, 2010 and is currently evaluating the impact on its consolidated financial statements, however, it currently believes that the presentation of its consolidated financial statements may prospectively change significantly upon adoption.

The total original face amount of CMBS issuances for which we invested was $62.0 billion, of which we had a total original face amount of investment of $1.9 billion. As of September 30, 2009 and December 31, 2008, our investment had a face amount of $1.7 billion and $1.8 billion, respectively, and an amortized cost of $89.1 million and $220.7 million. Our maximum carrying value exposure to loss as a result of its investment in these securities totaled $89.1 million and $220.7 million as of September 30, 2009 and December 31, 2008, respectively. However, we have reduced its maximum economic loss exposure through the use of non-recourse financing vehicles for these investments financed by CDOs.

The financing structures that we offer to our borrowers on certain of its loans involve the creation of entities that could be deemed VIEs. Management has evaluated these entities and has concluded that none of them are VIEs that are subject to consolidation.

In November 2005 and October 2006, we issued two CDOs through wholly owned subsidiaries as more fully discussed in Note 8. We have accounted for these transactions as financings, and the anticipated variability of each CDOs results are absorbed by the Company as the holder of the non-investment grade notes. We concluded that consolidation of both CDOs is required as a consequence of this exposure.

In December 2007, we entered in an agreement to invest up to $10.0 million into a fund, defined as the JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”) established to buy loans secured, directly or indirectly, by commercial real estate, including B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products such as CMBX. Excluded investments for the US Debt Fund include non-performing loans, fee-simple ownership interests in real estate, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by us or an affiliate of our Manager and net leased real estate assets. Although the US Debt Fund is not a VIE, we determined that these entities should not be consolidated given the rights afforded to the other partners in those entities. Accordingly, the US Debt Fund investment is accounted for using the equity method of accounting and is reflected in investment in unconsolidated joint ventures on the consolidated balance sheets.

Fair Value Measurements. The use of fair value to measure many of our financial assets and liabilities, with certain changes in fair value reported in the consolidated statement of operations and/or shareholders equity, is one of our most critical accounting policies. Specifically, we carry our CMBS, real estate loans, interest rate swap agreements, CDO notes payable and other notes payable at fair value on either a recurring or non-recurring basis with unrealized fair value changes reported either in earnings or accumulated other comprehensive income (loss) depending on the nature of the asset or liability and its related accounting treatment. In determining the appropriate fair value measurement for each of our assets and liabilities, we apply the appropriate accounting guidance which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants.

We utilize a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value. The hierarchy prioritizes observable data from active markets, placing measurements using those inputs in Level 1 of the fair value hierarchy, and gives the lowest priority to unobservable inputs and classifies these as Level 3 measurements. The three levels of the fair value hierarchy are described below:

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

It is our policy to maximize the use of observable market based inputs to value our financial instruments carried at fair value on a recurring basis or to determine whether an adjustment to fair value is needed for assets carried at fair value on a non-recurring basis. All of our financial instruments carried at fair value, whether on a recurring or non-recurring basis, are valued using internal assumptions or non-binding indicative dealer quotes which are recently based on very limited observable trading activity and are therefore classified as Level 3 within the hierarchy. All of our assets and liabilities, except our interest rate swaps agreements, are carried at fair value and have been designated as Level 3, in part, due to the lack of observable market data. In considering whether observable market data existed, we considered whether the markets for our assets and liabilities were illiquid. In general, we consider a market to be illiquid primarily due to the significant decrease or nonexistence of new issue CMBS securitizations and limited secondary market trading activity in CMBS bonds rated BBB- or lower.

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

For financial instruments that are actively traded in the marketplace or whose values are based on readily available market value data and therefore fall within either Level 1 or Level 2 within the hierarchy, little, if any, subjectivity is applied when determining the instrument’s fair value. Whether a financial instrument is classified as Level 1 or Level 2 will depend largely on its similarity with other financial instruments in the marketplace and our ability to obtain corroborative data regarding whether the market in which the financial instrument trades is active. We did not classify any assets or liabilities as Level 1 and classified our interest rate swap agreements as Level 2 as of September 30, 2009. We classified our interest rate swaps as Level 2 liabilities due to the significant trading activity in this market and the insignificance of the credit valuation adjustment relative to the September 30, 2009 fair value of our interest rate swaps.

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

•

CMBS investments are carried at fair value on a recurring basis—The fair value of CMBS investments is determined primarily by our internal valuation models which we compare to non-binding dealer quotes. In our internal valuation models, management employs a discounted cash flow model approach which utilizes prepayment and loss assumptions based upon historical experience, economic factors and forecasts and the characteristics of the underlying cash flows. We determine the applicable discount rates based on current credit spreads as reflected in information provided by issuers of the securities, comparable deals purchased or traded in the marketplace, if available, the CMBX indices and other derivative trading markets, rates of return required by other real estate debt and equity investment vehicles and market interest rates. The discount rates employed also consider the vintage and credit ratings of the bonds being valued. We have classified all CMBS investments as Level 3 assets as there are limited observable transactions related to these investments in the current market. As of September 30, 2009, we have valued our CMBS investments as follows:

		September 30, 2009 ($ in thousands)
Security Description	Face Amount	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
			Gains	Losses		Coupon	Yield (4)	Term (yrs)
CMBS not financed by CDOs (1)(3)	$424,815	$13,118	$694	$—	$13,812	5.2%	55.9%	5.9
CMBS financed by CDO I (2)	418,748	39,616	8,414	—	48,030	4.9%	40.4%	7.5
CMBS financed by CDO II (2)	873,931	36,403	4,384	—	40,787	5.2%	50.2%	7.5

	$1,717,494	$89,137	$13,492	$—	$102,629	5.1%	46.2%	7.3

(1)

Fair values of CMBS not financed by CDOs are accounted for as available for sale securities and thereby subject to potential other than temporary impairment charges. As a result of recording impairments during the nine months ended September 30, 2009 and the twelve months ended December 31, 2008, the amortized costs of these CMBS securities have been written down to their estimated fair value at September 30, 2009 and December 31, 2008, respectively. Subsequent to September 30, 2009, unrealized gains/losses, if any, that are not impairments will be included in other comprehensive income (loss).

(2)

Fair values of CMBS financed by CDOs are accounted for using the fair value election as of January 1, 2008 and are not subject to other than temporary impairment charges as changes in fair value are recorded as a component of other gains (losses) in the consolidated statement of operations. During the nine months ended September 30, 2009 and the twelve months ended December 31, 2008, the Company recorded $98.3 million and $606.8 million, respectively, of reductions in the amortized cost basis of CMBS assets financed by CDOs.

(3)

For the CMBS investments financed via repurchase agreements which had a fair value of $13.5 million and $40.2 million, respectively, at September 30, 2009 and December 31, 2008, total borrowings outstanding were $8.9 million and $16.1 million, respectively.

(4)	Yield is based on amortized cost.

The table below shows the impact on the fair value of our CMBS investments of increasing or decreasing the September 30, 2009 weighted average discount rate on our combined portfolio cash flows from approximately 40.3% by the indicated amounts. These results are different than what would be achieved on a bond by bond calculation but provide general information on valuation sensitivities.

Basis Point (Decrease) Increase in Discount Rate	Estimated Increase (Decrease) in Fair Value of CMBS ($ in thousands)	Estimated Relative Increase (Decrease) in Fair Value of CMBS
(1,000)	$34,473	33.6%
(500)	14,915	14.5%
500	(11,637)	-11.3%
1,000	(20,908)	-20.4%

If we were to increase our September 30, 2009 CMBS loss assumptions by 25% to 50% from our current base case loss estimates and keep the timing of the losses and the discount rate consistent with current estimates, the fair value of our CMBS investments would decrease by $33.9 million and $56.8 million, or (33.1)% and (55.4)%, respectively, from $102.6 million.

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

•

Real estate loans—We use discounted cash flow models employing discount rates that are based on management’s best estimate of market participant assumptions either to validate the quotes or estimated value in situations where lender quotes are not received. Projected real estate loan cash flows incorporate management estimates of nonrecoverable principal and interest as well as loan maturity date extensions in certain situations. We also consider non-binding indicative quotes from the lenders on repurchase agreements that are used as an input to the fair value of our real estate loans to the extent that such values are generally consistent with other market participant inputs received. We have classified all real estate loans as Level 3 assets as there are limited observable transactions related to these types of investments in the current market. As of September 30, 2009, we have valued our real estate loan investments as follows:

	As of September 30, 2009 ($ in thousands)
Description	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Gain/(Loss)	Weighted Average Effective Interest Rate Based on Amortized Cost	Range of Maturity Dates (2)
Real estate loans, held for investment (1)
First mortgage loan participations	$43,639	$43,639	$25,384	$(18,254)	3.8%	February 2010 -February 2011
Mezzanine loans	226,648	226,383	93,333	(133,050)	3.2%	June 2010 - November 2010

	$270,287	$270,022	$118,717	$(151,304)	3.3%

(1)	Carrying value based on fair value. See Note 4 for further details on determination of fair value of real estate loans.
(2)	Loans have extension options which could extend maturity dates to November 2010 to June 2012.

The table below shows the impact on the fair value of our real estate loan investments of increasing or decreasing the September 30, 2009 weighted average discount rate on our combined portfolio level cash flows from approximately 26.4% by the indicated amounts. These results are different than what would be achieved on a loan by loan calculation but provide general information on valuation sensitivities.

Basis Point (Decrease) Increase in Discount Rate	Estimated Increase (Decrease) in Fair Value of Real Estate Loans Held for Investment ($ in thousands)	Estimated Relative Increase (Decrease) in Fair Value of Real Estate Loans Held For Investment
(500)	$15,083	12.7%
(250)	7,257	6.1%
250	(6,736)	-5.7%
500	(12,994)	-10.9%

•

Interest rate swap agreements—The fair value of our interest rate swap agreements is determined using market observable inputs such as a market based yield curve and other factors determined by management, such as the credit valuation adjustment related to our credit risk and the counterparty credit risk. We classify all interest rate swap agreements as Level 2 assets or liabilities due to the significant trading activity in this market and the insignificance of the credit valuation adjustment relative to the September 30, 2009 fair value of our interest rate swaps. The table below shows the components of the fair value of our interest rate swap agreements as of September 30, 2009 (in thousands).

Entity	Notional Balance at September 30, 2009	Clean Price	Credit Valuation Adjustment	Fair Value

CDO I	$109,977	$(12,778)	$(53)	$(12,831)
CDO II	303,126	(33,926)	89	(33,837)

	$413,103	$(46,704)	$36	$(46,668)

•

CDO notes payable—The fair value of the CDO notes payable are determined primarily by our internal valuation models, which we compare with non-binding indicative quotes from third party broker/dealers familiar with the securities. We classify all CDO notes payable as Level 3 liabilities, as there are limited observable transactions related to these notes payable. As of September 30, 2009, we have valued our CDO I and CDO II notes payable liabilities as follows:

Bond Class	Outstanding Notes Payable at September 30, 2009	Fair Value of Notes Payable at September 30, 2009	Weighted Average Interest Rate at September 30, 2009	Weighted Average Life of Notes (years)
CDO I (1)	$265,383	$33,881	3.60%	8.4
CDO II (2)	693,898	83,651	1.20%	5.0

Total	$959,281	$117,532	1.90%	5.9

(1)	Represents current balance of $118.4 million of floating rate notes and $147.0 million of fixed rate notes with weighted average interest rates of 0.6% and 6.0%, respectively.
(2)	Represents current balance of $645.2 million of floating rate notes and $48.7 million of fixed rate notes with weighted average interest rates of 0.9% and 5.8%, respectively.

The tables below show the impact on the fair value of our CDO I and CDO II notes payable of increasing or decreasing the September 30, 2009 weighted average discount rate on our combined CDO level cash flows from approximately 34.9% and 54.6% for CDO I and CDO II, respectively, by the indicated amounts. These results are different than what would be achieved on a note by note calculation but provide general information on valuation sensitivities.

CDO I
Basis Point (Decrease) Increase in Discount Rate	Estimated Increase (Decrease) in Fair Value of CDO I Notes Payable ($ in thousands)	Estimated Relative Increase (Decrease) in Fair Value of CDO I Notes Payable
(500)	$7,409	21.9%
(250)	3,408	10.1%
250	(2,920)	-8.6%
500	(5,438)	-16.0%

CDO II
Basis Point (Decrease) Increase in Discount Rate	Estimated Increase (Decrease) in Fair Value of CDO II Notes Payable ($ in thousands)	Estimated Relative Increase (Decrease) in Fair Value of CDO II Notes Payable
(500)	$9,833	11.8%
(250)	4,725	5.6%
250	(4,379)	-5.2%
500	(8,445)	-10.1%

Because of the inherent uncertainty of determining the fair value of assets and liabilities carried at fair value where there is no readily ascertainable market value, the fair values of the assets and liabilities may differ significantly from the values that would have been used had a ready market existed for the instruments, and the differences could be material.

New Accounting Standards. In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This SFAS (i) removes the concept of a qualifying special purpose entity (SPE) from SFAS No. 140 and eliminates the exception for qualifying SPEs from the consolidation guidance of FIN No. 46(R), (ii) amends and clarifies the unit of account eligible for sale accounting as an entire financial asset, group of assets or a participating interest in an entire financial asset, (iii) requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of assets accounted for as a sale. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with earlier adoption prohibited. We will adopt SFAS No. 166 on January 1, 2010 and are currently evaluating the impact on our consolidated financial statements, however, we currently believe that the presentation of our consolidated financial statements may prospectively change significantly upon adoption.

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

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, or SFAS No. 168. SFAS No. 168 establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and states that all guidance contained in the Codification carries equal level of authority. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change GAAP, however it does change the way in which it is to be researched and referenced. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 to have a material impact on our consolidated financial statements.

Balance Sheet Review

As of September 30, 2009, total assets were approximately $234.2 million, a decrease of $200.6 million, or 46.1%, from December 31, 2008. The decline in total assets was primarily due to declines in fair value of our CMBS and real estate loan investments primarily due to continued credit spread widening and increased loss assumptions. Income earning assets decreased by $195.3 million, or 46.2%, from $423.0 million at December 31, 2008. At September 30, 2009, income earning assets, including cash, had a weighted average yield of 18.1%, based on their amortized cost, compared to 17.8% at December 31, 2008. The decline in the cost basis and increase in yields on our CMBS investments from December 31, 2008 to September 30, 2009 is due primarily to value declines during the nine months ended September 30, 2009 that were considered impairments, which reduced the cost basis by $123.0 million and increased CMBS weighted average yields from 35.6% at December 31, 2008 to 46.2% at September 30, 2009.

The level of investment related income is directly related to the balance of the interest-bearing assets and investments in unconsolidated subsidiaries outstanding during the period and the weighted average yields on such investments. The cost basis of interest-bearing assets and investments in unconsolidated joint ventures and weighted average yields (based on amortized cost basis) at September 30, 2009 and December 31, 2008, respectively, were as follows:

	September 30, 2009			December 31, 2008
	Fair Value	Amortized Cost	Yield (1)	Fair Value	Amortized Cost	Yield
CMBS financed by CDO I	$48,030	$39,616	40.4%	$76,886	$76,886	30.6%
CMBS financed by CDO II	40,787	36,403	50.2%	103,324	102,271	36.9%
CMBS not financed by CDOs	13,812	13,118	55.9%	42,432	41,590	43.3%

Total CMBS	102,629	89,137	46.2%	222,642	220,747	35.6%
Real estate loans financed by CDO II	118,717	270,022	3.3%	189,980	273,724	4.0%
Investments in unconsolidated joint ventures	374	374	N/A	843	843	N/A

Total	$221,720	$359,533	13.9%	$413,465	$495,314	18.1%

(1)	After effect of recording unrealized losses and other than temporary impairment charges on CMBS investments as further discussed below.

During the nine months ended September 30, 2009, we made no CMBS or real estate loan investments.

At September 30, 2009, we held investments in CMBS issued by 25 separate CMBS trusts and one Re-Remic issuance with an aggregate estimated fair value of $102.6 million. The amortized cost basis of our investments in CMBS was $89.1 million with a weighted average yield of 46.2%. At September 30, 2009, the weighted average expected life of our CMBS investments was 7.3 years. The weighted average yield on our CMBS assets increased as of September 30, 2009 compared to December 31, 2008 primarily as a result of recording impairments during 2009.

At September 30, 2009, we had nine real estate loans financed by our CDO II, which were classified as held for investment with an amortized cost basis of $270.0 million, a carrying value of $118.7 million and all of which bear interest at floating rates with a weighted average interest rate of LIBOR plus 3.3%.

At September 30, 2009, total liabilities were $246.7 million, a decrease of $141.7 million, or 36.5%, from December 31, 2008. The decrease in total liabilities was primarily driven by the declines in the fair value of our CDO notes payable and principal repayments, which reduced the carrying amount of such notes payable by $94.2 million from $211.7 million at December 31, 2008 to $117.5 million at September 30, 2009. We also terminated or restructured five interest rate swap positions, decreasing our swap liability by $24.9 million, net of entering into a note payable associated with restructuring four of these swaps, and reduced liability on our CDO-related interest rate swaps of $36.9 million due to changes in fair value driven primarily by increased 10-year swap rates. Further, we reduced the borrowings on repurchase agreements by 7.3 million due to amortization payments to JPMorgan, and dividends payable declined by $2.3 million compared to December 31, 2008 levels. At September 30, 2009, we had interest-bearing liabilities excluding interest rate swaps with a carrying value of $251.5 million, a cost basis of approximately $1.0 billion with a weighted average borrowing rate of 1.8% based on cost basis.

At September 30, 2009, we were party to one repurchase agreement where borrowing capacity is limited to assets pledged as collateral for such agreement based on the underlying characteristics of such assets. Based on pledged assets, we had no additional borrowing capacity at September 30, 2009. At September 30, 2009, we had $8.9 million outstanding under this agreement with a weighted average borrowing rate of 2.9%.

At September 30, 2009, we had CDO notes payable outstanding from two separate issuances. Our CDOs are financing vehicles for our assets and, as such, are consolidated on our balance sheet with CDO notes payable at fair value of $117.5 million and a cost basis of $959.3 million, representing the amortized sales price of the CDO notes payable sold to third parties. The weighted average interest rate of the CDO notes payable, including the amortization of debt issuance costs, was 1.9% at September 30, 2009. Of the $959.3 million of face amount of CDO notes payable outstanding, $763.6 million were floating rate with a weighted average interest rate of LIBOR plus 59 basis points while $195.7 million were fixed rate with a weighted average interest rate of 6.0%.

At September 30, 2009 we had $70.3 million of face amount of junior subordinated notes outstanding with a cost basis of $58.7 million related to the exchange of $56.3 million of TRUPs. The junior subordinated notes pay interest at a rate of 0.5% annually through April 29, 2012 or such earlier date as we elect (the “Modification Period”). If the Modification Period ends earlier than April 29, 2012, we will pay interest at a fixed rate of 7.2% annually from such date through April 29, 2012. Thereafter, we will pay interest at a variable rate equal to LIBOR plus 2.25% annually. At September 30, 2009 there were no junior subordinated debentures outstanding subsequent to the final exchange and cancellation that occurred in July 2009.

At September 30, 2009, we were party to two interest rate swaps with a total current notional amount of $413.1 million. These interest rate swaps effectively convert floating rate debt to fixed rate debt. Under these swaps, we receive amounts based on a rate equal to one-month LIBOR and pay amounts based on a weighted average fixed rate of 5.0%. The net fair value of the interest rate swaps at September 30, 2009 was a liability of $(46.7) million, net of a credit valuation adjustment of $36, and is presented as interest rate swap agreements, at fair value, on the consolidated balance sheets.

On March 3, 2009, we entered into a new agreement with our counterparty to terminate and replace four interest rate swaps which had a $245.1 million ending notional amount and a $21.2 million fair value liability as of December 31, 2008, net of $17.9 million of credit valuation adjustments, in exchange for a new seven-year fixed rate-for-fixed rate interest rate swap agreement. Under such agreement, we were to pay a fixed monthly amount of approximately $0.4 million through February 2017. On July 14, 2009 and October 7, 2009, we amended the agreement with our counterparty thereby reducing the July, August, September, October and November 2009 monthly payments due under the agreement from approximately $0.4 million to $75 and resulting in an aggregate deferral in payments of approximately $1.5 million during such five month period. In addition, the amendments, which are effective in July and October 2009, provide that commencing in December 2009, through and including September 2010, our monthly payments under the agreement shall be increased from approximately $0.4 million to approximately $0.5 million, thereby providing for the repayment of the deferred amount over the ten month period following November 2009. We have reflected this agreement as a note payable on our consolidated balance sheets as this agreement does not meet the definition of a derivative instrument.

At September 30, 2009, total stockholders’ equity was $(12.5) million, a decrease of $58.8 million from December 31, 2008. The decrease in stockholders’ equity was primarily due to the net loss of $61.3 million in the nine months ended September 30, 2009.

Results of Operations

Comparison of the three months ended September 30, 2009 (Amounts in millions except per share data. All per share amounts have been restated to reflect the impact of our 1-for-10 reverse stock split effected February 20, 2009.)

Net loss was $34.2 million, or $(5.88) per diluted share, during the three months ended September 30, 2009 compared to net loss of $34.9 million, or $(13.53) per diluted share, during the three months ended September 30, 2008.

Revenues

The following table sets forth information regarding the total amount and composition of our revenues, which are primarily interest income earned from our investments and cash positions (in thousands):

	For the Three Months Ended September 30,		Increase (decrease)
	2009	2008
REVENUES
Interest income from CMBS	$11,354	$21,767	$(10,413)
Interest income from real estate loans	2,292	6,187	(3,895)
Interest income from cash and cash equivalents	2	187	(185)
Equity in (losses) earnings, net, of unconsolidated joint ventures	(335)	(429)	94
Fee income	262	151	111

Total Revenues	$13,575	$27,863	$(14,288)

The decrease in revenues for the three months ended September 30, 2009, compared to the same period in 2008, is primarily due to (i) reduced income from CMBS investments due to reduced cost basis due to impairment charges, offset, in part by higher yields on CMBS investments and (ii) reduced income from real estate loans due to the sale or repayment of certain loans, as well as lower LIBOR rates on our floating rate loans. During the three months ended September 30, 2009, $11.3 million was earned on fixed rate investments, while the remaining $2.3 million was earned on floating rate investments, compared to $23.1 million and $4.7 million for the same period in 2008, respectively. We classify income from floating rate investments as that which is tied to a published index, e.g. LIBOR. At September 30, 2009, our floating rate investments included a cost basis of $270.2 million in real estate loans, $1.1 million in cash and cash equivalents and $4.8 million in restricted cash primarily related to the remaining CDO II loan replenishment pool balance.

Expenses

The following table sets forth information regarding the amount and composition of our expenses (in thousands):

	For the Three Months Ended September 30,		Increase (decrease)
	2009	2008
Interest expense	$6,343	$12,437	$(6,094)
Management fees, affiliate	989	1,844	(855)
General and administrative	1,677	1,610	67

Total Expenses	$9,009	$15,891	$(6,882)

Interest Expense. Interest expense was $6.3 million and $12.4 million for the three months ended September 30, 2009 and 2008, respectively. The following table sets forth information regarding the total composition amount of interest expense, which is primarily interest expense related to our CDO notes payable, repurchase agreements, junior subordinated debentures, junior subordinated notes and note payable (in thousands):

	For the Three Months Ended September 30,		Increase (decrease)
	2009	2008

CDO II notes payable	$1,686	$5,455	$(3,769)
CDO I notes payable	2,949	3,636	(687)
Repurchase agreements	77	1,174	(1,097)
Junior subordinated debentures and notes	463	1,086	(623)
Note payable	1,150	—	1,150
Amortization of deferred financing fees	18	1,086	(1,068)

Total interest expense	$6,343	$12,437	$(6,094)

The decrease in interest expense of $6.1 million is primarily related to lower interest expense on our floating rate obligations due to lower LIBOR rates, on average, in 2009 compared to 2008 as well as lower average balances outstanding on repurchase agreements, lower amortization of repurchase agreement extension fees and lower interest expense related to our junior subordinated debentures and notes during 2009 compared to 2008, offset, in part, by higher interest expense related to our note payable issued during the nine months ended September 30, 2009.

Management and Incentive Fees. Base management fees are calculated as a percentage of stockholders’ equity adjusted to exclude the effect of any unrealized gains and losses or other items that do not affect realized net income. Our manager is also entitled to receive quarterly incentive fees equal to 25% of our Funds From Operations (as defined in the management agreement), or FFO, in excess of minimum FFO targets (as defined in the management agreement). We did not meet the minimum FFO target for our manager to earn incentive fees during the three months ended September 30, 2009 and 2008. The following table summarizes our management fees for the three months ended September 30, 2009 and 2008, respectively (in thousands):

	For the Three Months Ended September 30,		Increase (decrease)
	2009	2008
Base management fees	$989	$1,844	$(855)
Incentive fees	—	—	—

Total management fees	$989	$1,844	$(855)

The decrease in management fees is primarily due to decreases in base management fees during 2009 due to a lower equity base used to calculated such fees primarily as a result of realized losses on real estate loans, our CMBS portfolio and interest rate swaps during 2008 and 2009. Although we have accrued management fees based on the contractual fee arrangement, we have limited the cash portion of the management fee payable to $75 per month during April to November 2009, as further described in Related Party Transactions.

General and Administrative Expense. The increase in general and administrative expenses of $0.1 million for the three months ended September 30, 2009 versus the same period in 2008 was due primarily to lower legal fees, CDO II collateral administration fees, and stock compensation, offset, in part, by higher insurance expense. Included in general and administrative expenses are affiliate expenses related to overhead reimbursements to our manager aggregating $0.1 million for both the three months ended September 30, 2009 and 2008, respectively, pursuant to our management agreement. Additional affiliate expenses of $0.2 million and $0.4 million, respectively, related to collateral administration fees on CDO II were also included in general and administrative expenses for the three months ended September 30, 2009 and 2008.

Other Gains (Losses)

The following table sets forth information regarding the amount and composition of our other gains (losses) during the three months ended September 30, 2009 and 2008 (in thousands):

	For the Three Months Ended September 30,		Increase (decrease)
	2009	2008
Changes in Fair Value
CDO related financial assets and liabilities
CMBS	$(54)	$(87,054)	$87,000
Real estate loans	(19,276)	(21,082)	1,806
Notes payable	(6,144)	103,697	(109,841)
Interest rate swaps	(5,451)	(4,378)	(1,073)

Unrealized gain (loss) on CDO related financial assets and liabilities	(30,925)	(8,817)	(22,108)

Non-CDO related financial assets and liabilities			—
Loss on CMBS impairment	(2,733)	(29,800)	27,067
Real estate loans held for sale	—	8,781	(8,781)
Interest rate swaps	—	2,685	(2,685)

Unrealized gain (loss) on non-CDO related financial assets and liabilities	(2,733)	(18,334)	15,601

Total changes in fair value	(33,658)	(27,151)	(6,507)

Realized Gains (Losses)
Loss on sale of real estate loan held for sale	—	(11,060)	11,060
Gain on exchange and cancellation of TRUPs	518	—	518
Loss on termination of interest rate swaps	—	(4,035)	4,035

Total realized gains (losses)	518	(15,095)	15,613

Cash payments on interest rate swaps	(4,919)	(3,866)	(1,053)

Recognition of amounts in other comprehensive income (loss) (“AOCI”) as of December 31, 2007
Amortization of swap termination costs	(136)	(128)	(8)
Amortization of unrealized loss on CDO related interest rate swaps	(608)	(582)	(26)

Total recognition of amounts in AOCI as of December 31, 2007	(744)	(710)	(34)

Total other gains (losses)	$(38,803)	$(46,822)	$8,019

Unrealized Gain (Loss) on CDO Financial Assets and Liabilities, net. During the three months ended September 30, 2009, we recorded unrealized losses, net, on our CDO related financial assets and liabilities of $30.9 million. This net unrealized loss was primarily driven by declines in the fair value of CMBS due to increased loss assumptions on CMBS, declines in the value of real estate loans primarily related to widening of credit spreads on hospitality related real estate loans, increases in the fair value of our CDO notes payable, and increases in our interest rate swap liability due to lower swap rates at September 30, 2009 compared to June 30, 2009.

Loss on Impairment of Non-CDO Related CMBS. During the three months ended September 30, 2009 and 2008, we recorded other than temporary non-cash impairment charges related to our CMBS investments of $2.7 million and $29.8 million, respectively. The other than temporary impairment charges include $2.7 million and $29.8 million, respectively, related to declines in the projected net present value of future cash flows.

Unrealized and Realized Gain (Loss) on Loans Held for Sale. We carried real estate loans held for sale on our consolidated balance sheet at the lower of cost or fair value, and as a result, during the three months ended September 30, 2008, we recorded unrealized gains of $8.8 million and realized losses of $11.0 million for the three months ended September 30, 2008. We had no loans held for sale during 2009.

Gain on Exchange and Cancellation of TRUPs. During the three months ended September 30, 2009, we exchanged and cancelled $0.6 million of face amount of our TRUPs for total consideration of $0.1 million, resulting in a gain of $0.5 million.

Unrealized Gain on Non-CDO Interest Rate Swaps. No unrealized gains (losses) on interest rate swaps were recorded during the three months ended September 30, 2009 as there were no non-CDO interest rate swaps outstanding during that period. A gain of $2.7 million was recorded during the three months ended September 30, 2008 primarily due to the reversal of $3.4 million of unrealized losses at June 30, 2008 on an interest rate swap that was partially terminated in July 2008. After adjusting for the impact of the partially terminated interest rate swap, unrealized losses increased by $0.7 million due to lower ten-year swap rates at September 30, 2008 compared to June 30, 2008.

Loss on Termination of Non-CDO Interest Rate Swaps. During the three months ended September 30, 2008, in connection with the sale of a real estate loan and the repayment of related repurchase agreement borrowings, we paid $4.0 million in swap termination costs on an interest rate swap with an initial notional balance of $100.0 million and a subsequent notional balance of $40.0 million.

Cash Payments on Interest Rate Swaps and Amortization of AOCI. For the three months September 30, 2009, we recorded $5.7 million of losses on interest rate swaps primarily related to $4.9 million of periodic cash settlement costs on interest rate swaps, $0.6 million of amortization of swap termination costs and $0.1 million of amortization of the unrealized loss on CDO related interest rate swaps included in other comprehensive income (loss). For the three months ended September 30, 2008, we recorded $4.6 million of losses on interest rate swaps primarily related to $3.9 million of periodic cash settlement costs on interest rate swaps, $0.6 million of amortization of swap termination costs and $0.1 million of amortization of the unrealized loss on CDO related interest rate swaps included in other comprehensive income (loss).

Comparison of the nine months ended September 30, 2009 and 2008 (Amounts in millions except per share data. All per share amounts have been restated to reflect the impact of our 1-for-10 reverse stock split effected February 20, 2009.)

Net loss was $61.3 million, or $(12.04) per diluted share, during the nine months ended September 30, 2009 compared to a net loss of $72.7 million, or $(28.26) per diluted share, during the nine months ended September 30, 2008.

Revenues

The following table sets forth information regarding the total amount and composition of our revenues, which are primarily interest income earned from our investments and cash positions (in thousands):

	For the Nine Months Ended September 30,		Increase (decrease)
	2009	2008
REVENUES
Interest income from CMBS	$43,957	$67,939	$(23,982)
Interest income from real estate loans	6,961	22,520	(15,559)
Interest income from cash and cash equivalents	18	803	(785)
Equity in (losses) earnings, net, of unconsolidated joint ventures	(1,999)	538	(2,537)
Fee income	914	403	511

Total Revenues	$49,851	$92,203	$(42,352)

The decrease in revenues for the nine months ended September 30, 2009, compared to the same period in 2008, is primarily due to (i) reduced income from CMBS investments due to reduced cost basis due to impairment charges, offset, in part by higher yields on CMBS investments, (ii) reduced income from real estate loans due to the sale or repayment of certain loans, as well as lower LIBOR rates on our floating rate loans, (iii) reduced interest income from cash and cash equivalents due to lower cash balances and lower yields, (iv) reduced equity in earnings (losses) of joint ventures due to unrealized losses from our interest in a joint venture that incurred unrealized mark-to-market losses on certain investments and the April 2008 sale of our interest in the joint venture that owned net leased real estate assets. During the nine months ended September 30, 2009, $42.9 million was earned on fixed rate investments, while the remaining $7.0 million was earned on floating rate investments, compared to $76.2 million and $16.0 million, respectively, for the same period in 2008. We classify income from floating rate investments as that which is tied to a published index, e.g. LIBOR. At September 30, 2009, our floating rate investments included a cost basis of $270.0 million in real estate loans, $1.1 million in cash and cash equivalents and $4.8 million in restricted cash primarily related to the remaining CDO II loan replenishment pool balance.

Expenses

The following table sets forth information regarding the amount and composition of our expenses (in thousands):

	For the Nine Months Ended September 30,		Increase (decrease)
	2009	2008
Interest expense	$20,420	$41,633	$(21,213)
Management fees, affiliate	3,160	5,545	(2,385)
General and administrative	6,068	5,528	540

Total Expenses	$29,648	$52,706	$(23,058)

Interest Expense. Interest expense was $20.4 million and $41.6 million for the nine months ended September 30, 2009 and 2008, respectively. The following table sets forth information regarding the total composition and amount of interest expense, which is primarily interest expense related to our CDO notes payable, repurchase agreements, junior subordinated debentures, junior subordinated notes, and note payable (in thousands):

	For the Nine Months Ended September 30,		Increase (decrease)
	2009	2008

CDO II notes payable	$5,473	$18,295	$(12,822)
CDO I notes payable	8,926	11,262	(2,336)
Repurchase agreements	292	5,962	(5,670)
Junior subordinated debentures and notes	3,022	3,258	(236)
Note payable	2,624	—	2,624
Amortization of deferred financing fees	83	2,856	(2,773)

Total interest expense	$20,420	$41,633	$(21,213)

The decrease in interest expense of $21.1 million is primarily related to lower interest expense on our floating rate obligations due to reduced LIBOR rates, on average, in 2009 compared to 2008 as well as lower average balances outstanding on repurchase agreements and lower amortization of repurchase agreement extension fees during 2009 compared to 2008, offset, in part, by increased interest expense related to our note payable issued during the nine months ended September 30, 2009.

Management and Incentive Fees. Base management fees are calculated as a percentage of stockholders’ equity adjusted to exclude the effect of any unrealized gains and losses or other items that do not affect realized net income. Our manager is also entitled to receive quarterly incentive fees equal to 25% of our Funds From Operations (as defined in the management agreement), or FFO, in excess of minimum FFO targets (as defined in the management agreement). We did not meet the minimum FFO target for our manager to earn incentive fees during the nine months ended September 30, 2009 and 2008. The following table summarizes our management fees for the nine months ended September 30, 2009 and 2008, respectively (in thousands):

	For the Nine Months Ended September 30,		Increase (decrease)
	2009	2008
Base management fees	$3,160	$5,545	$(2,385)
Incentive fees	—	—	—

Total management fees	$3,160	$5,545	$(2,385)

The decrease in management fees is primarily due to decreases in base management fees during 2009 due to a lower equity base used to calculated such fees primarily as a result of realized losses on real estate loans and our CMBS portfolio and interest rate swaps during 2008 and 2009. Although we have accrued management fees based on the contractual fee arrangement, we have limited the cash portion of the management fee payable to $75 per month during April to November 2009, as further described in Related Party Transactions.

General and Administrative Expense. The increase in general and administrative expenses of $0.5 million for the nine months ended September 30, 2009 versus the same period in 2008 was due primarily to incurring approximately $1.0 million of costs associated with our failed equity offering during the first quarter of 2009, fees paid on the modification of our TRUPs, and increased insurance expense, offset, in part by lower stock compensation expense, collateral administration fees on CDO II and outside professional services. Included in general and administrative expenses are affiliate expenses related to overhead reimbursements to our manager aggregating $0.4 million for both the nine months ended September 30, 2009 and 2008, respectively, pursuant to our management agreement. Additional affiliate expenses of $0.7 million and $1.1 million, respectively, related to collateral administration fees on CDO II were also included in general and administrative expenses for the nine months ended September 30, 2009 and 2008.

Other Gains (Losses)

The following table sets forth information regarding the amount and composition of our other gains (losses) during the nine months ended September 30, 2009 and 2008 (in thousands):

	For the Nine Months Ended September 30,		Increase (decrease)
	2009	2008
Changes in Fair Value
CDO related financial assets and liabilities
CMBS	$(86,508)	$(262,243)	$175,735
Real estate loans	(67,561)	(32,846)	(34,715)
Notes payable	78,917	377,970	(299,053)
Interest rate swaps	31,456	(2,139)	33,595

Unrealized gain (loss) on CDO related financial assets and liabilities, net	(43,696)	80,742	(124,438)

Non-CDO related financial assets and liabilities			—
Loss on CMBS impairment	(24,697)	(75,229)	50,532
Real estate loans held for sale	—	(20,094)	20,094
Interest rate swaps	13,860	6,088	7,772

Unrealized gain (loss) on non-CDO related financial assets and liabilities, net	(10,837)	(89,235)	78,398

Total changes in fair value	(54,533)	(8,493)	(46,040)

Realized Gains (Losses)
Loss on sale of real estate loan held for sale	—	(20,310)	20,310
Gain on exchange and cancellation of TRUPs	3,175	—	3,175
Loss on termination of interest rate swaps	(12,280)	(5,405)	(6,875)

Total realized gains (losses)	(9,105)	(25,715)	16,610

Cash payments on interest rate swaps	(15,636)	(10,634)	(5,002)

Recognition of amounts in other comprehensive income (loss) (“AOCI”) as of December 31, 2007
Loss on CMBS impairment	—	(54,457)	54,457
Unrealized gain (loss) on non-CDO related interest rate swaps	—	(10,796)	10,796
Amortization of swap termination costs	(401)	(377)	(24)
Amortization of unrealized loss on CDO related interest rate swaps	(1,805)	(1,725)	(80)

Total recognition of amounts in AOCI as of December 31, 2007	(2,206)	(67,355)	65,149

Total other gains (losses)	$(81,480)	$(112,197)	$30,717

Unrealized Gain (Loss) on CDO Financial Assets and Liabilities, net. During the nine months ended September 30, 2009, we recorded unrealized losses, net, on our CDO related financial assets and liabilities of $43.7 million. This net unrealized loss was primarily driven by widening credit spreads and increased loss assumptions on CMBS, and widening of credit spreads on real estate loans, offset, in part, by widening of credit spreads on CDO notes payable, and decreases in our interest rate swap liability due to increases in swap rates from December 31, 2008 to September 30, 2009.

Loss on Impairment of Non-CDO Related CMBS. During the nine months ended September 30, 2009 and 2008, we recorded other than temporary non-cash impairment charges related to our CMBS investments of $24.7 million and $129.7 million, respectively. The other than temporary impairment charges include $20.9 million and $32.2 million, respectively, during the nine months ended September 30, 2009 and 2008 related to declines in the projected net present value of future cash flows. The remaining non-cash CMBS impairment charges of $3.8 million and $97.5 million relate to other than temporary declines in fair value which is due to the widening of credit spreads for CMBS investments resulting in both increased severity of the level of unrealized losses as well as increased duration of such losses.

Gain on Exchange and Cancellation of TRUPs. During the nine months ended September 30, 2009, we exchanged and cancelled $3.7 million of face amount of our TRUPs for total consideration of $0.5 million, consisting of cash and stock, resulting in a gain of $3.2 million.

Unrealized and Realized Gain (Loss) on Loans Held for Sale. There were no loans held for sale during 2009. During the nine months ended September 30, 2008, we recorded unrealized losses of $20.1 million on loans held for sale and realized losses of $20.3 million on the sale of two whole mortgage loans.

Unrealized (Loss) Gain on Non-CDO Related Interest Rate Swaps. An unrealized gain of $13.9 million was recorded during the nine months ended September 30, 2009 primarily due to the reversal of previously recognized unrealized losses on interest rate swaps as part of the termination of such swaps during the three months ended March 31, 2009.

During the first quarter of 2008, we determined that four interest rate swaps, aggregating $211.0 million in notional balance, intended to hedge anticipated future and current floating rate financings, were no longer effective as such future long-term financings are not considered probable due to continued market disruptions. As a result, we recorded a charge of $(7.4) million consisting of the write-off of unrealized losses of $10.8 million previously classified as part of accumulated other comprehensive income (loss) as of December 31, 2007 and unrealized gains in the fair value of such swaps of $3.4 million during the nine months ended September 30, 2008. This has been reflected in unrealized gain (loss) on non-CDO interest rate swaps in the consolidated statement of operations.

Loss on Termination of Interest Rate Swaps. During the nine months ended September 30, 2009, we terminated an interest rate swap with a notional balance of $19.5 million by paying $3.3 million in cash. In addition, we entered into a new agreement with our counterparty to terminate and replace four outstanding interest rate swaps, which had a $245.1 million ending notional amount and a $21.4 million fair value liability as of December 31, 2008, in exchange for a new seven-year fixed rate-for-fixed rate agreement with an estimated fair value of $9.0 million. This resulted in a combined loss of $12.3 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2008, in connection with the sale of a real estate loan and the repayment related repurchase agreement borrowings, we paid $5.4 million in swap termination costs on an interest rate swap with an initial notional balance of $145.0 million.

Cash Payments on Interest Rate Swaps and Amortization of AOCI. For the nine months ended September 30, 2009, we recorded $17.8 million of losses on interest rate swaps primarily related to $15.6 million of periodic cash settlement costs on interest rate swaps, $0.4 million of amortization of swap termination costs and $1.8 million of amortization of the unrealized loss on CDO related interest rate swaps included in other comprehensive income (loss). For the nine months ended September 30, 2008, we recorded $12.7 million of losses on interest rate swaps primarily related to $10.6 million of periodic cash settlement costs on interest rate swaps, $0.4 million of amortization of swap termination costs and $1.7 million of amortization of the unrealized loss on CDO related interest rate swaps included in other comprehensive income (loss).

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

As reflected in our consolidated statements of cash flows for the nine months ended September 30, 2009, net cash provided by operating activities was $22.3 million. During the nine months ended September 30, 2009, we made $1.5 million in capital contributions to the US Debt Fund. In addition, we received $3.7 million from the partial repayment of a real estate loan which is financed by CDO II and pursuant to the CDO II indenture, such repayment is included in restricted cash at September 30, 2009. During this same period, we repaid $7.3 million on our repurchase agreements due to scheduled amortization, paid $2.3 million of dividends, repaid a $0.5 million note payable in full, exchanged and cancelled $60.0 million of face amount of our TRUPs for $0.5 million of cash and other considerations and paid $3.3 million in swap termination costs. In addition, pursuant to the terms of the CDO indentures, $15.2 million of principal was repaid on our CDO notes payable. As a result, unrestricted cash declined from $8.4 million as of December 31, 2008 to $1.1 million as of September 30, 2009.

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

In our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009, our independent registered public accounting firm, Ernst and Young LLP, concluded that there was substantial doubt regarding our ability to continue as a going concern. In response, we have undertaken certain efforts including; (i) discontinuing payment of quarterly dividends and replacing it with payment of an annual dividend to the extent required to satisfy REIT dividend requirements, (ii) seeking to reduce operating costs, primarily our general and administrative costs including possible modifications to our management agreement; (iii) seeking to restructure terms of our recourse indebtedness including extension of scheduled maturity dates and/or modification of near-term interest payment requirements; and (iv) if necessary, pursuing sales of selected assets.

At this time, we expect that we will not generate taxable income in 2009, and therefore will not be required to pay a dividend for the year ended December 31, 2009.

During 2009, we have exchanged $56.3 million of our TRUPs into junior subordinated notes, and cancelled $3.7 million of our TRUPs reducing quarterly cash interest payments from $1.1 million per quarter to $75 per quarter through April 2012. In addition, we amended our note payable to reduce monthly payments from approximately $0.4 million to approximately $0.1 million from July through November 2009, and amended our agreement with the manager to reduce cash basis monthly base management fees to $75 from April to November 2009. However, currently our primary source of free operating cash flows are our non-CDO CMBS investments. Cash flow from these investments have declined from approximately $4.0 million in the second quarter of 2009 to approximately $3.7 million during the third quarter of 2009 due to deteriorating macroeconomic and commercial real estate conditions evidenced by increasing delinquencies, special servicing activity and the appraisal reductions on collateral for such investments. In addition, cash flow from our retained preferred shares in CDOI declined from $0.4 million during the three months ended June 30, 2009 to $0 during the three months ended September 30, 2009 due primarily to CMBS bond downgrades to “CCC” or below on CDOI collateral. This decline in non-CDO CMBS and CDOI cash flow has further adversely affected our liquidity.

Our unrestricted cash balance as of November 6, 2009 was $1.0 million and our repurchase agreement borrowings were $8.1 million. As of September 30, 2009, we were not in compliance with the minimum tangible net worth covenant under our repurchase agreement. Our repurchase agreement matures on December 22, 2009 however we believe it is unlikely the facility will be extended or renewed at maturity. As a result we are currently seeking a replacement source of financing, or if unable to refinance, we will need to liquidate the CMBS collateral that is security for the facility.

No assurance can be given that we will be successful in achieving any of these efforts collectively or individually. Should our repurchase agreement lender demand immediate repayment of all of our obligations, we will likely be unable to pay such obligations absent asset sales. In such event, we may have to recapitalize, refinance our obligations, sell some or all of our assets at prices below current estimated fair value or seek to liquidate or reorganize under Chapter 7 or Chapter 11, respectively, of the United States Bankruptcy Code.

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

Borrowings. As of November 7, 2009, September 30, 2009 and December 31, 2008, repurchase agreement borrowings consisted of the following (net of amounts held as collateral in restricted cash for these borrowings):

	Scheduled Maturity Date	Amount
		November 7, 2009	September 30, 2009	December 31, 2008
Secured by CMBS
JP Morgan Chase	December 2009	$8,108	$8,858	$16,108

		$8,108	$8,858	$16,108

In August 2007 and as subsequently amended in September 2007, March 2008, September 2008 and December 2008, we and a wholly owned subsidiary, respectively, entered into a repurchase agreement with a subsidiary of JPMorgan Chase & Co. (the “JPMorgan Facility”). This repurchase agreement provides financing to be secured by rated and unrated CMBS. The December 2008 amendment modified certain financial covenants applicable to us under the JPMorgan Facility and extended the term of the facility to December 22, 2009. We also agreed to make payments of $2.8 million in December 2008, $2.0 million in February 2009, and monthly amortization payments of $0.8 million commencing in March 2009 through the maturity of the JPMorgan Facility, with the remaining outstanding balance on the facility due and payable on December 22, 2009. During the nine months ended September 30, 2009, such principal repayments totaled $7.3 million. This repurchase agreement is fully recourse to us and has covenants related to (i) minimum tangible net worth, (ii) maximum leverage, (iii) minimum liquidity and (iv)incurrence of additional recourse debt, among other covenants. The JPMorgan Facility also has a material adverse change clause in which JPMorgan can demand immediate repayment of our debt if they deem a material adverse change to have occurred. As of September 30, 2009, $8.8 million was outstanding under the facility at a weighted average borrowing rate of 2.9%, and CMBS investments with an estimated fair value of $13.5 million were pledged as collateral.

Collateralized Debt Obligations. As of September 30, 2009, we had the following CDO obligations.

Issuance	Issuance Date	Collateral		Notes Issued as of September 30, 2009
		Type	Amount	Type	Outstanding Balance	Fair Value	Weighted Average Interest Rate	Weighted Average Life Remaining
CDO I	November	CMBS	$418,748	Fixed	$147,030	$23,560	6.0%	10.8
	2005			Floating	118,353	10,321	0.6%	7.1

					$265,383	$33,881	3.6%	8.4

		CMBS, mezzanine
CDO II		loans, first mortgage	$1,183,250	Fixed	$48,692	$—	5.8%	—
	October	interests, Re-Remic
	2006	securities		Floating	645,206	83,651	0.9%	5.0

					$693,898	$83,651	1.2%	5.0

CDO II has a replenishment collateral pool of up to $275.0 million that would allow replenishment of proceeds of real estate loans that are paid off within five years from the closing of the transaction, subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture and satisfaction of certain other requirements. During the nine months ended September 30, 2009 and 2008, we contributed no CMBS or real estate loan interests as collateral to CDO II and CDO II received $3.7 million of real estate loan repayments on CDO II real estate loan collateral during the nine months ended September 30, 2009. At September 30, 2009 the replenishment pool balance was $4.7 million which is reflected as restricted cash on our consolidated balance sheets.

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

As a result of downgrades relating to its CMBS collateral, CDO II failed certain of its over-collateralization tests beginning in February 2009. Such failures have continued, and are expected to continue for the foreseeable future. As a result of the failure of these over-collateralization coverage tests (i) certain interest payments normally scheduled to be allocated to the holders of the junior notes payable and preferred shareholders of CDO II were reallocated to the holders of the senior notes payable, and (ii) any available principal proceeds were reallocated to the holders of the senior notes payable. Consequently, we will not receive any cash flow distributions on the junior notes payable and preferred share investments retained by us and/or our affiliates in CDO II until such time, if ever, the over-collateralization coverage tests are complied with. Even if the over-collateralization coverage tests are eventually complied with, our ability to obtain regular cash payments from the assets securing CDO II is dependent upon CDO II continuing to meet interest coverage and over-collateralization coverage tests. If the February through September 2009 over-collateralization coverage tests for CDO II had not failed, we would have received approximately $13.5 million in additional distributions during the first nine months of 2009. During 2008, we received approximately $28 million of net cash distributions from CDO II.

CMBS downgrades generally do not affect the over-collateralization coverage test applicable to collateral in CDO I, unless such collateral is downgraded to “CC” or below. As of September 30, 2009, 14 CMBS bonds underlying CDO I have been downgraded to “CC” or lower, causing certain cash payments from such downgraded CMBS bonds normally scheduled to be allocated to the holder of the junior notes payable and preferred shareholders of CDO I to be reallocated to the holders of the senior notes payable. While CDO I is still in compliance with its over-collateralization and interest coverage tests, these bond downgrades, combined with declining cash flows from the CMBS underlying CDO I has reduced the cash flow to us on our retained preferred shares. For the three months ended September 30, 2009, we collected $0 from our retained preferred shares in CDO I, compared with $0.4 million for the three months ending June 30, 2009 and $0.8 million during the three months ended September 30, 2008.

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

With respect to CDO II, we have been appointed its advancing agent. In this capacity, we may be required to make interest advances to CDO II in the event that the sum of interest proceeds and principal proceeds collected during the related due period are insufficient to remit the interest that is due and payable to the Class A Notes and Class B Notes in accordance with the priority of payments of CDO II (the amount of such insufficiency, an “Interest Shortfall”). We will be entitled to recover any previously unreimbursed interest advances made by it, together with interest thereon, first, from interest proceeds and second if applicable, from principal proceeds, senior to any payments of interest or principal to the noteholders and senior to any payments of fees, expenses or hedge payments of CDO II, only to the extent that such recovery would not trigger an additional Interest Shortfall to the Class A Notes or Class B Notes. In the event that we determine that such interest advances are nonrecoverable interest advances, we would be entitled to recovery of any previously unreimbursed interest advances made by it, together with interest thereon, without regards to whether such recovery would trigger additional Interest Shortfalls. As of September 30, 2009, we have not advanced CDO II for any Interest Shortfalls in its capacity as advancing agent.

Junior Subordinated Debentures and Notes. On April 9, 2007, we issued $60.0 million of TRUPs through our unconsolidated subsidiary, JERIT TS Statutory Trust I (the “Trust”), in a private transaction exempt from registration under the Securities Act of 1933, as amended. Concurrently, we issued $61.9 million in junior subordinated debentures to the Trust and made a $1.9 million common equity investment in the Trust. The junior subordinated debentures had a 30-year term ending April 2037, were redeemable at par on or after April 30, 2012 and paid distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. The assets of the Trust consisted solely of the $61.9 million of junior subordinated notes concurrently issued by us, with terms that mirror the TRUPs. We incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the TRUPs. Unamortized debt issuance costs of $0.9 million and $1.0 million, respectively, are included as a component of deferred financing fees on the consolidated balance sheet at September 30, 2009 and December 31, 2008.

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

We completed the cancellation of the remaining $0.6 million of TRUPs on July 30, 2009 with a $0.1 million cash payment and recorded an additional $0.5 million gain during the three months ended September 30, 2009 in connection therewith. We accounted for the agreement to exchange $56.3 million of TRUPs as a modification and did not recognize a gain for that exchange and accounted for the agreement to cancel remaining $3.7 million of TRUPs as a termination and recorded a gain of $0.5 million and $3.2 million, or $0.09 and $0.62 per diluted common share, respectively, for the portion of that exchange that was completed during the three and nine months ended September 30, 2009. Costs incurred to exchange and cancel the TRUPs were expensed.

All $60.0 million of TRUPs have been cancelled through September 30, 2009 in conjunction with these exchanges. The agreements also resulted in us satisfying our interest payment obligations on the TRUPs due for the April 30, 2009 interest payment date, and, with respect to the remaining TRUPs outstanding, the amount due at the July 30, 2009 interest payment date. In total, we have made aggregate cash payments of $0.8 million through September 30, 2009 to satisfy our obligations on the TRUPs in connection with the exchanges described above and the satisfaction of interest obligations.

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

Note Payable. On March 3, 2009, we entered into an agreement with its counterparty to terminate and replace four interest rate swaps which had a $245.1 million ending notional amount and a $29.7 million fair value liability based on the present value of future cash flows before the credit valuation adjustment as of February 27, 2009, in exchange for a new seven-year fixed rate note payable. We initially recorded this new agreement, at fair value, as a note payable on the date of the transaction as the new agreement no longer meets the definition of a derivative. We did not elect the fair value option for this note payable.

On July 14, 2009 and October 7, 2009, we amended the agreement with our counterparty thereby reducing the July, August, September, October and November 2009 monthly payments due under the Agreement from approximately $0.4 million to $75 and resulting in an aggregate deferral in payments of approximately $1.5 million during such five month period. In addition, the Amendments, which are effective in July and October 2009, provide that commencing in December 2009, through and including September 2010, our monthly payments under the Agreement shall be increased from approximately $0.4 million to approximately $0.5 million, thereby providing for the repayment of the deferred amount over the ten month period following November 2009.

General. If we default in the payment of interest or principal on any debt including margin calls on repurchase agreements, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt, requiring us to immediately repay all outstanding principal. If we are unable to make such payments, our lender could force us to sell the applicable collateral or foreclose on our assets pledged as collateral to such lender. The lender could also force us into bankruptcy or bring other legal action against us. Any of these events would likely have a material adverse effect on the value of an investment in our common stock. At September 30, 2009, we were in compliance with all covenants under our CDO notes payable with the exception of certain CDO II over-collateralization coverage tests, our repurchase agreement with the exception of the minimum tangible net worth covenant, our junior subordinated notes, and our note payable.

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

The following table summarizes our quarterly distributions in 2009 and 2008 and reflects the impact of our 1-for-10 reverse stock split declared in February 2009:

Quarter	Dividend Type	Record Date	Declaration Date	Payment Date	Amount

First Quarter 2009	n/a	n/a	n/a	n/a	$—
Second Quarter 2009	n/a	n/a	n/a	n/a	—
Third Quarter 2009	n/a	n/a	n/a	n/a	—

					$—

First Quarter 2008	Regular	5/1/2008	4/18/2008	5/6/2008	$3.00
Second Quarter 2008	Regular	6/30/2008	6/13/2008	7/31/2008	3.00
Third Quarter 2008	Regular	9/30/2008	9/11/2008	10/31/2008	3.00
Fourth Quarter 2008	Regular	12/30/2008	12/16/2008	1/30/2009	3.00
Fourth Quarter 2008	Special	12/30/2008	12/16/2008	1/30/2009	5.80

					$17.80

Inflation. We believe that the risk of increases in the market interest rates as a result of inflation on any floating rate investments that we may invest in will be largely offset by our floating rate debt and the use of match funded financing which may include interest rate derivatives.

Contractual Obligations. Purchase commitments and aggregate principal maturities of our repurchase agreements and notes payable at September 30, 2009 was as follows:

Contractual Obligations	Payment Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Capital commitments (1)	$5,067	$5,067	$—	$—	$—
Repurchase agreements (2)	8,858	8,858	—	—	—
CDO notes payable (3)	959,281	—	—	—	959,281
Junior subordinated notes (4)	58,669	—	—	—	58,669
Note payable (5)	28,685	4,918	8,291	8,688	6,788

	$1,060,560	$18,843	$8,291	$8,688	$1,024,738

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
(3)

The maturity dates of the notes payable are contingent upon maturity of assets pledged as collateral and have a remaining expected average maturity of 8.4 years and 5.0 years for CDO I and CDO II, respectively, as of September 30, 2009.

(4)	The junior subordinated notes mature in April 2037 and are redeemable at par on or after April 30, 2012.
(5)	Relates to an agreement with a counterparty to terminate and replace four interest rate swaps.

Off Balance Sheet Arrangements

As of September 30, 2009, we did not have any off balance sheet arrangements.

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

Fee Arrangements. See the Form 10-K for the year ended December 31, 2008, filed March 31, 2009, for a description of our related party fees transactions. For the three and nine months ended September 30, 2009 and 2008, we incurred the following related party fees.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Amounts Unpaid as of		Location on
	2009	2008	2009	2008	September 30, 2009	December 31, 2008	Balance Sheet	Statement of Operations
Expenses
Base management fees (1)	$989	$1,844	$3,160	$5,545	$1,605	$577	Due to affiliate	Management fees, affiliate
Incentive fees	—	—	—	—	—	—	Due to affiliate	Management fees, affiliate
Overhead reimbursement	129	129	386	386	33	87	Due to affiliate	General and administrative
CDO II collateral administration fees	208	374	690	1,123	13	25	Due to affiliate	General and administrative

Total expenses	$1,326	$2,347	$4,236	$7,054	$1,651	$689

Revenues
US Debt Fund management fee	$262	$114	$756	$293	$275	$145	Due from affiliate	Fee income
Joint venture management fee	—	37	—	110	—	12	Due from affiliate	Fee income

Total revenues	$262	$151	$756	$403	$275	$157

(1)

On July 20, 2009 and October 7, 2009, the Company and its Manager entered into an amendment to the management agreement whereby the Company agreed, effective as of April 1, 2009, that during the months of April, May, June, July, August, September, October and November, 2009, (i) it shall not be required to make any payments of base management fees and/or incentive fees otherwise due and payable under the Management Agreement in excess of $75 per month and (ii) any Fees accruing and otherwise payable under the Management Agreement in excess of $75 per month shall be deferred and due and payable by it to the Manager on such date after November 2009 as the Company and the Manager shall mutually agree in writing.

Real Estate Loans: The following table presents a summary of loans which the Company has invested where an affiliate of the Manager held a controlling equity interest in the borrower.

		At Investment		Principal Repayments Received During the Nine Months Ended September 30, 2009	Balance as of September 30, 2009			Balance as of December 31, 2008
Year of Investment	Type of Loan(s)	Unpaid Principal Balance	Cost Basis		Unpaid Principal Balance	Amortized Cost	Fair Value	Unpaid Principal Balance	Amortized Cost	Fair Value
2007	Mezzanine loans	$50,000	$49,375	$—	$37,092	$36,854	$5,916	$37,092	$36,854	$22,302
2006	Mezzanine loans	65,000	65,000	264	44,213	44,213	20,263	44,477	44,477	30,671

	Total	$115,000	$114,375	$264	$81,305	$81,067	$26,179	$81,569	$81,331	$52,973

Special Servicing: Each CMBS securitization requires that a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. Because the manager does not have special servicer status, it appoints J.E. Robert Company or another entity that has special servicer status, as the special servicer whenever the Company acquires a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company earned $2.0 million and $0.9 million in fees as special servicer during the three months ended September 30, 2009 and 2008, respectively, and $4.6 million and $3.4 million for the nine months ended September 30, 2009 and 2008, respectively, as a special servicer on the CMBS issuances where we own the first-loss position. J.E. Robert Company is also entitled to receive additional fees in the future based on the collections received against loans that were managed in special servicing and subsequently returned to the master servicer. All fees due to J.E. Robert Company as special servicer are paid either by the applicable securitization vehicles or the borrower and not directly by the Company and such fees are consistent with traditional, well established market standards and are set as part of the arms-length negotiations to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company may reduce the amounts available to pay us pursuant to the terms of the applicable CMBS trusts.

Recent Events

On October 7, 2009, the Company amended the agreement with its note payable counterparty to reduce the October and November 2009 monthly payments due under the agreement from approximately $0.4 million to $75. In addition, the amendment, which is effective in October 2009, provides that commencing in December 2009, through and including September 2010, the Company’s monthly payments under the Agreement shall be increased from approximately $0.4 million to approximately $0.5 million, thereby providing for the repayment of the cumulative deferred amount over the ten month period following November 2009.

On October 14, 2009, the Company and its Manager entered into an amendment to the management agreement whereby the Company agreed, effective as of October 7, 2009, to extend the amendment entered into during July 2009 so that during the months of October and November, 2009, (i) it shall not be required to make any payments of base management fees and/or incentive fees otherwise due and payable under the Management Agreement in excess of $75 per month and (ii) any Fees accruing and otherwise payable under the Management Agreement in excess of $75 per month shall be deferred and due and payable by it to the Manager on such date after November 2009 as the Company and the Manager shall mutually agree in writing.

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

Interest Rate Risk. Interest rate sensitivity refers to the change in earnings and cash flows that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, primarily LIBOR and treasury rates. At September 30, 2009, our primary sensitivity to interest rates related to the income we earned on a portion of our $270.0 million of floating rate real estate loans and the interest expense incurred on $772.4 million of floating rate indebtedness, the carry cost on $413.3 million of interest rate swaps which were all tied to LIBOR, resulting in net exposure to interest rate fluctuations to approximately $89.1 million of net floating rate liabilities. The following table presents our pay-fixed interest rate swaps as of September 30, 2009 and December 31, 2008:

Trade Date	Effective Date	Termination Date	Initial Notional Balance	Notional Balance at		Ending Notional Balance	Fair Value at		Pay-Fixed Interest Rate	Asset/ Liability at Semptember 30, 2009	Location on the Balance Sheet at September 30, 2009
				September 30, 2009	December 31, 2008		September 30, 2009 (3)	December 31, 2008
October 2005	November 2005 (1)	June 2015	$109,977	$109,977	$109,977	$5,697	$(12,831)	$(17,545)	4.9%	Liability	Interest rate swap agreements related to CDOs, at fair value
September 2006	October 2006 (2)	August 2016	386,324	303,126	303,126	219,929	(33,837)	(49,551)	5.1%	Liability	Interest rate swap agreements related to CDOs, at fair value
September 2006	October 2009 (2)	August 2016 (6)	—	—	—	—	—	(3,536)	5.2%	n/a	n/a
February 2007	October 2007 (2)	October 2014 (6)	—	—	83,198	—	—	(7,490)	5.1%	n/a	n/a
January 2007	November 2007	December 2016 (4)(6)	100,000	—	40,000	—	—	(6,209)	5.3%	n/a	n/a
February 2007	November 2007	February 2017 (5)	26,000	—	19,500	—	—	(3,714)	5.1%	n/a	n/a
March 2007	November 2007	January 2017 (6)	40,000	—	40,000	—	—	(3,939)	5.0%	n/a	n/a

			$662,301	$413,103	$595,801	$225,626	$(46,668)	$(91,984)

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

(3)

The settlement amount of our interest rate swap liabilities was $(46.7) million as of September 30, 2009. This liability is partially offset by a $36 credit valuation adjustment as of September 30, 2009 due to the requirement to incorporate a credit valuation allowance for our and our counterparty’s credit rating to arrive at fair value.

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

(6)

On February 27, 2009, we agreed to terminate these interest rate swaps and replace them with a new seven-year fixed rate-for-fixed rate swap agreement which we reflected as a note payable on our consolidated balance sheets. On July 14, 2009 and October 7, 2009, we agreed to reduce the July, August, September, October and November 2009 monthly payments due under the agreement from $0.4 million to $75 and resulting in an aggregate deferral in payments of $1.5 million during such five month period. In addition, the amendment provides that commencing in December 2009, through and including September 2010, our monthly payments under the agreement shall be increased from $0.4 million to $0.5 million, thereby providing for the repayment of the deferred payment amounts over the ten month period following November 2009.

At September 30, 2009, our interest rate swaps mitigate the impact of interest rate changes on our net earnings and cash flow. As a result of and due to floating rates on our real estate loans, CDO notes payable and repurchase agreement borrowings, changes in interest rates will generally impact our net income. All of our floating rate assets and liabilities are tied to LIBOR or the applicable base rate and some are subject to certain caps, floors or other limitations. The following table shows the estimated change in net income for a 12-month period based on changes in the applicable LIBOR rates applied to floating rate assets, liabilities and interest rate swaps outstanding as of September 30, 2009:

LIBOR Rate Change (Basis Points)	Estimated Increase (Decrease) in Net Income Over 12 Months at September 30, 2009 (1)(2)
(in thousands)
-150	$223
-50	223
50	(445)
150	(1,335)

(1)	Estimated increased (decrease) in net income over next twelve months does not consider the impact future changes in fair value.
(2)	At September 30, 2009, the 1-month LIBOR rate was approximately 25 basis points. This analysis is presented assuming LIBOR will exceed 0 basis points.

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

Since December 31, 2008, we have seen a significant increase in CMBS 60-day and greater delinquencies and CMBS entering our CMBS special servicing portfolio. The 60-day and greater delinquencies on loan collateral underlying our CMBS “first-loss” investments was 319 basis points at September 30, 2009 compared to 83 basis points at December 31, 2008. The CMBS special servicing portfolio balances were $713.5 million, $3.4 billion and $3.8 billion at December 31, 2008, September 30, 2009 and November 4, 2009, respectively. Due to the continued tightening of credit, declining real estate values, worsening macro-economic environment, in conjunction with the significant increase in our CMBS special servicing portfolio, we increased our loan loss projections associated with the real estate loan collateral underlying our “first-loss” CMBS portfolio which represented approximately 3,500 loans with an unpaid principal balance of approximately $47 billion as of September 30, 2009. As of September 30, 2009, we increased projected future loan losses to approximately $1.7 billion from $964.1 million as of December 31, 2008. In addition, we accelerated the projected timing of these losses, with most of the loss increase projected to occur in 2010. This increase in loss projections results in lower projected cash flows from our “first-loss” CMBS investments, and, in part, caused us to recognize CMBS impairment charges of $2.7 million and $24.7 million, respectively, during the three and nine months ended September 30, 2009. Such losses may increase in the future in the event that collateral performance and macroeconomic conditions deteriorate.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

JER INVESTORS TRUST INC (Registrant)

By:	/s/ Joseph E. Robert, Jr.
Name:	Joseph E. Robert, Jr.
Title:	Chief Executive Officer, President and Chairman of the Board
Date:	November 9, 2009

By:	/s/ J. Michael McGillis
Name:	J. Michael McGillis
Title:	Chief Financial Officer
Date:	November 9, 2009