Form 10-K
period 2009-12-31
JER Investors Trust Inc
filed 2010-12-20
CIK 1294017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐ (Not Applicable)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ (Not Applicable)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s 5,323,861 shares of voting common stock, par value of $0.01 per share, held by non-affiliates of the registrant as of June 30, 2009 was $1,863,351 based upon the closing price of $0.35 per share on the OTC Bulletin Board on such date. As of November 30, 2010, the registrant had issued and outstanding 5,831,029 shares of common stock with a par value $0.01 per share and trading price of $0.05 per share. The aggregate market value of the registrants 5,831,029 shares of common stock on November 30, 2010 was $291,551.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are subject to various risks and uncertainties, including without limitation, statements relating to the performance of the investments of JER Investors Trust Inc. (the “Company”) and the Company’s liquidity and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company’s actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on the Company’s operations and future prospects include, but are not limited to:

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

•

availability of capital to us and our ability to raise capital since the delisting of our common stock from the New York Stock Exchange (“NYSE”) and the cessation of quotation of our common stock on the OTC Bulletin Board;

•	our ability to maintain, replace existing or enter into new financing arrangements;

•	the performance and financial condition of borrowers;

•	the actions of our competitors and our ability to respond to those actions;

•	the performance of our assets, including our collection of interest and principal payments thereupon;

•	our ability to maintain adequate liquidity, including satisfying margin call and debt repayment requirements and meeting distribution requirements to maintain our REIT status;

•	our ability to comply with financial covenants of our debt instruments;

•	the effect of receiving a “going concern” qualification in our auditors’ report on our 2009 consolidated financial statements;

•	changes in interest rates and interest rate spreads, including credit spreads;

•	changes in generally accepted accounting principles, or GAAP, or interpretations thereof;

•	market trends;

•	policies and rules applicable to REITs;

•

our ability to obtain regular cash flows from the assets securing our collateralized debt obligations, or CDOs, which in turn is dependent upon the compliance with interest coverage and over-collateralization coverage tests within each CDO, among other factors;

•	rating agency downgrades adversely affecting securities owned by us, including securities owned by us in our CDOs;

ii

•	application and interpretation of the rules and regulations of the Investment Company Act of 1940, as amended, or the Investment Company Act;

•	other factors as may be detailed from time to time in our public announcements and filings with the Securities and Exchange Commission, or the SEC;

•	the impact of payment defaults on capital calls issued by the JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”); and

•

the impact of ongoing payment defaults in our interest rate swap obligations to National Australia Bank Limited (the “NAB Note Payable”) and our $70.3 million of junior subordinated notes due in 2037 (the “Junior Subordinated Notes”).

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this annual report. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect management’s views as of the date of this annual report. The “Risk Factors” and other factors noted throughout this report could cause our actual results to differ significantly from those contained in any forward-looking statement.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company is under no duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results.

The Company filed a Form 15 with the SEC on March 31, 2010, which provided notice of the suspension of its duty to file reports under Section 15(d) of the Securities Exchange Act of 1934, or the Exchange Act. This Annual Report on Form 10-K is being filed to satisfy the Company’s reporting obligations under Section 15(d) of the Exchange Act for its fiscal year ended December 31, 2009. The Company does not intend to file further periodic or other reports with the SEC for so long as its duty to file such reports is suspended pursuant to Section 15(d) and Rule 12h-3 promulgated pursuant thereto.

This Annual Report on Form 10-K is being filed by the Company subsequent to its due date due to financial and logistical constraints. The information contained in this report is presented as of the date indicated herein, unless otherwise stated, and does not reflect the Company’s financial or operating performance subsequent to December 31, 2009.

iii

PART I

ITEM 1.	BUSINESS (amounts in thousands, except for share and per share data and as otherwise noted)

General

JER Investors Trust Inc. is a specialty finance company organized by J.E. Robert Company, Inc. (the “J.E Robert Company”), primarily to originate and acquire real estate debt securities and loans and fee interests in net leased real estate assets. We were formed in April 2004, and we completed our initial public offering in July 2005. We are externally managed and advised by JER Commercial Debt Advisors LLC (our manager), an affiliate of J.E. Robert Company. J.E. Robert Company and its affiliates is a real estate investment management firm. We depend on the knowledge and substantial resources of J.E. Robert Company and its affiliates to manage a portfolio of commercial real estate structured finance investments. Our investment portfolio includes commercial real estate structured finance products such as commercial mortgage backed securities (commonly known as CMBS), mezzanine loans and participations in whole mortgage loans. We are organized and conduct our operations in a manner intended to allow us to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

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

Since 1991, J.E. Robert Company has served as the special servicer or asset manager on numerous securitized pools of non-performing and performing commercial loans. The primary function of the special servicer is to manage any loans that default or become delinquent at their maturity. Accordingly, the special servicer function is critical with respect to maximizing the return of principal and interest from the underlying loans. J.E. Robert Company currently has a special servicer ratings of “CSS2+” and “Strong” from Fitch Investors Service, Inc. and Standard & Poor’s rating services, respectively. J.E. Robert Company is the special servicer for 21 of the 26 CMBS pools in which we have invested as of December 31, 2009.

Since the second half of 2007 and continuing through 2009, severe credit and liquidity issues negatively impacted the asset-backed and corporate fixed income markets. Risk premiums for these products reached at or near all time highs with liquidity extremely low or non-existent compared to historical standards. As a result, many commercial real estate finance and financial services industry participants, including us, reduced or eliminated new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, we have been focused on actively managing credit risk and maintaining liquidity to the extent possible however, current market conditions make it extremely difficult and challenging.

The value of our real estate securities and loans are influenced by changes in spreads, which measure the yield demanded by the market on securities and loans relative to a specific benchmark, generally a risk free rate of return for a comparable term. Credit spreads applicable to our targeted investments will periodically fluctuate based on changes in supply and demand, the availability of financing for such investments, projected credit losses, and other market factors. We expect demand to vary based on investor perception of the associated credit risk in current underwriting practices, the ratings provided by the rating agencies, the availability and terms of financing for such investments and investor assessment of the current and future real estate market fundamentals. Demand may be further influenced by investor expectations regarding the ability to finance these assets, currently or in the future.

Going Concern

We are in default of our payment obligations under our ISDA Master Agreement, dated as of December 1, 2004 (as subsequently amended) with National Australia Bank Limited (the “NAB Note Payable”) and the $70.3 million of junior subordinated notes due in 2037 (“the Junior Subordinated Notes”). As a result of these defaults, the current level of available cash, the redirection of cash flow from our collateralized debt obligations (“CDO”) I and II, declines in cash flow from our non-CDO CMBS investments, the redirection of cash flows from assets serving as collateral under our JPMorgan repurchase agreement facility and the $3.3 million of unfunded capital commitments related to our investment in the US Debt Fund, there is substantial doubt about our ability to continue as a going concern.

Currently, our primary source of liquidity is from our non-CDO CMBS investments. We are no longer receiving current distributions from our retained interests in CDO I and CDO II, and we do not expect to receive distributions from such CDO’s for the foreseeable future, if at all. In addition, our Limited Partner interest in the US Debt Fund investment is not expected to generate any liquidity to us in the next year as we anticipate that distributions from the US Debt Fund will be retained by the US Debt Fund to reduce our unfunded capital call obligations for the foreseeable future. As a result, we are focused on seeking to preserve liquidity by minimizing our non-CDO cash operating costs to the extent possible, primarily by (i) ceasing management fee payments to our external manager effective December 2009, after significantly reducing such cash payments from April 2009 to November 2009, (ii) filing a Form 15 with the SEC on March 31, 2010 and ceasing to be an SEC reporting company which will reduce administrative costs, and (iii) effective January 1, 2010, discontinuing payments currently due on our NAB Note Payable and Junior Subordinated Notes.

Should our lenders under the Junior Subordinated Notes or the NAB Note Payable demand immediate repayment of our obligations to them, we will likely be unable to pay such obligations. In such event, we may have to recapitalize, refinance our obligations, sell some or all of our assets at prices below current estimated fair value or seek to reorganize under Chapter 11 or liquidate under Chapter 7 of the United States Bankruptcy Code. If we reorganized under Chapter 11 or liquidated under Chapter 7 of the United States Bankruptcy Code, it is expected that our common stockholders would not recover any value and unsecured creditors, including holders of the Junior Subordinated Notes and NAB Note Payable, would receive little, if any, value in relation to the outstanding principal amounts of our unsecured debt.

The following table identifies quarterly cash receipts from our investments from January 1, 2009 to September 30, 2010 (all amounts in table are unaudited).

	For the Three Months Ending				For the Twelve Months Ending December 31, 2009	For the Three Months Ending
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009		March 31, 2010		June 30, 2010	September 30, 2010
Non-CDO CMBS currently held by JRT	$4,973	$2,128	$1,858	$1,223	$10,182	$994		$588	567
Non-CDO CMBS sold in March 2010	1,934	1,839	1,795	1,730	7,298	6,886	(1)	—	—
CDO I retained interest	650	449	—	—	1,099	—		—	—
CDO II retained interest	1,380	—	—	—	1,380	—		—	—
US Debt Fund	—	—	—	—	—	—		—	—

Total	$8,937	$4,416	$3,653	$2,953	$19,959	$7,880		$588	$567

(1)	Includes proceeds from sale of these bonds of $5.5 million and interest payments of $1.4 million, compared to a December 31, 2009 estimated fair value of $6.4 million.

As illustrated above, our cash receipts have declined significantly over 2009 and 2010 and we expect that our cash receipts will continue to decline as delinquencies and special servicing transfers on loans underlying our CMBS investments continue to increase.

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

Currently, we are outside of the targeted debt-to-equity ratio due to negative changes in fair value related to our investments in CMBS and real estate loans thereby lowering our stockholders equity. Since we do not meet the targeted threshold due to market-based changes, no waiver of the guidelines by the board of directors is necessary.

Targeted Investments and Current Investment Portfolio

Our investment program historically focused on the following real estate products:

•	investment and non-investment grade CMBS;

•	mezzanine loans;

•	mortgage loans; and

•	net leased real estate assets.

Although we have not done so to date, we may also invest in B-Notes, bridge loans, preferred equity, loans to real estate companies, residential mortgages and related securities. Various types of real property or ownership interests in entities that own real property serve as the underlying collateral for our investments, including retail property, office buildings, industrial properties, apartments, condominiums, specialty-use real estate assets including healthcare facilities, educational facilities, hotels and land. We have no current plans to invest in non-U.S. denominated securities although we may do so in the future.

Currently, due to our liquidity and capital position, we are unable to pursue acquisitions of our targeted investments. Should our liquidity and/or capitalization improve we may, in the future, continue to execute on our historical investment strategy.

As of December 31, 2009, our investments consisted of the following:

	December 31, 2009				Weighted Average
	Face Amount/ Capital Contributions(1)	Amortized Cost	Fair Value	% of Total Investments(2)	Coupon Rate(3)	Loss Adjusted Yield
CMBS not financed by CDOs	$423,599	$10,322	$11,173	5.7%	5.2%	63.9	%(4)
CMBS financed by CDO I	418,748	34,548	41,036	20.8%	4.9%	40.0	%(4)
CMBS financed by CDO II	863,941	30,231	33,802	17.1%	5.2%	52.7	%(4)

Total CMBS(5)	1,706,288	75,101	86,011	43.6%	5.1%	48.3%
Real estate loans, financed by CDO II	268,455	268,190	111,085	56.4%	3.5%	3.5%
Investment in US Debt Fund(6)	4,829	65	65	0.0%	N/A	N/A

Total	$1,979,572	$343,356	$197,161	100.0%	4.9%	13.3%

(1)	Represents cash contributed to the US Debt Fund.
(2)	Based on fair value.
(3)	Based on face amount.
(4)

Loss adjusted yields for our CMBS investments reflect the impact of estimated future losses on underlying collateral and are the basis on which we record interest income on such investments in our GAAP financial statements.

(5)	Amortized cost has been reduced from original cost primarily due to the recognition of cumulative impairments and basis writedowns since acquisition through December 31, 2009.
(6)

Amortized cost has been reduced from original cost primarily due to the allocation of net loss, dilution and penalty interest related to our Limited Partner interest in the US Debt Fund for the twelve months ended December 31, 2009.

The weighted average loss adjusted yield represents the expected yield to maturity by investment type based on the amortized cost of such investments at December 31, 2009.

We may change our investment strategy and policies without a vote of our stockholders. We may acquire assets from our manager or its affiliates, including securities issued by our manager or its affiliates, subject to approval of all of our independent directors, and such transactions complying with our general investment guidelines.

CMBS

We have invested in commercial mortgage backed securities, or CMBS, which are typically pass-through certificates created by the securitization of a single mortgage loan or a pool of mortgage loans that are collateralized by commercial real estate properties. We have historically invested in “first-loss” tranches and non-investment grade CMBS bonds. Typically, the more senior classes are entitled to priority distributions from the trust’s income to make required interest and principal payments on such tranches. Losses from expected amounts to be received on the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest which they are entitled.

The securitization process is governed by one or more of the rating agencies (Fitch, Moody’s and Standard & Poor’s), which determine the respective bond class sizes, generally based on a sequential payment structure. Bonds that are rated from AAA to BBB by the rating agencies are considered “investment grade.” Bond classes that are subordinate to the BBB class are considered “non-investment grade.” The respective bond class sizes in a securitization are determined based on the review of the underlying collateral by the rating agencies. The payments received from the underlying loans are used to make the payments on the CMBS. Based on the sequential payment priority, the risk of nonpayment for AAA-rated CMBS is lower than the risk of non-payment for non-investment grade CMBS bonds. Accordingly, the AAA-rated class is typically sold at a lower yield compared to the non-investment grade classes, which are sold at higher yields. We have historically invested primarily in the BBB and non-investment grade CMBS classes.

Each securitization typically requires the owner of the most subordinate CMBS class to appoint a special servicer. The primary function of the special servicer is to manage any loans that default prior to maturity or become delinquent at maturity. Accordingly, the special servicer function is critical with respect to maximizing the return of principal and interest from the underlying loans for the CMBS bonds.

An affiliate of our manager, J.E. Robert Company, has been a special servicer since 1991, and has been engaged as special servicer or asset manager on numerous securitized transactions. Typically, the governing documents of a securitization require that the special servicer be approved by one or more of the rating agencies. J.E. Robert Company currently is a highly rated special servicer based on ratings issued by Fitch and S&P, based on analyses of its staff expertise, reviews of its policies and procedures and evaluations of the quality of its resolution results. With respect to those securitization transactions where we control the non-investment grade CMBS and have the right to appoint the special servicer, we have appointed J.E. Robert Company as special servicer. J.E. Robert Company is the special servicer for 21 of the 26 CMBS pools in which we have invested as of December 31, 2009.

Following is a summary of our CMBS investments as of December 31, 2009:

Security Description		December 31, 2009 ($ in thousands)
	Face Amount	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
			Gains	Losses		Coupon	Yield(4)	Term (yrs)
CMBS not financed by CDOs(1)(3)	$423,599	$10,322	$851	$—	$11,173	5.2%	63.9%	5.9
CMBS financed by CDO I(2)	418,748	34,548	6,488	—	41,036	4.9%	40.0%	7.0
CMBS financed by CDO II(2)	863,941	30,231	3,571	—	33,802	5.2%	52.7%	7.8

	$1,706,288	$75,101	$10,910	$—	$86,011	5.1%	48.3%	7.2

(1)

Fair values of CMBS not financed by CDOs are accounted for as available for sale securities and thereby subject to potential other than temporary impairment charges. Since the acquisitions of these CMBS securities, the amortized costs have been adjusted to reflect impairment charges recorded.

(2)

Fair values of CMBS financed by CDOs are accounted for using the FVO and are not subject to other than temporary impairment charges as changes in fair value are recorded as a component of other gains (losses) in the consolidated statement of operations. During the twelve months ended December 31, 2009, we recorded $96.0 million of reductions in the amortized cost basis of CMBS assets financed by CDOs.

(3)	Includes CMBS investments financed via repurchase agreements which had a fair value of $10.9 million, and total borrowings outstanding of $7.0 million at December 31, 2009.
(4)	Yield is based on amortized cost.

During the year ended December 31, 2009, we made no investments in CMBS.

As of December 31, 2009, the mortgage loans in the underlying collateral pools for all CMBS were secured by properties of the types and at the locations identified below:

Location(1)	December 31, 2009	Property Type(1)	December 31, 2009
California	15.5%	Office	32.8%
New York	11.8%	Retail	30.3%
Texas	7.0%	Residential(2)	15.6%
Florida	5.8%	Hospitality	7.1%
Virginia	4.5%	Industrial	5.4%
Other(3)	54.6%	Other(3)	8.0%
Re-REMIC(4)	0.8%	Re-REMIC(4)	0.8%

Total	100.0%	Total	100.0%

(1)

Percentages are based on the unpaid principal balance of the underlying loans in our CMBS investments. Classifications are based on the National Council of Real Estate Investment Fiduciaries’ (“NCREIF”) standard categories.

(2)	Residential primarily consists of multi-family apartment buildings, mobile home parks, and student housing.
(3)	No other individual state or property type comprises more than 4.0% of the total as of December 31, 2009.
(4)

The Company’s investment in a Re-REMIC backed by CMBS from 41 previous conduit securitizations is not included in the above categories due to the stratification information on the original loan collateral not being meaningful.

As of December 31, 2009, our CMBS investments were financed through CDO’s and repurchase agreements as follows. For the CMBS investments financed via repurchase agreements, total borrowings outstanding at December 31, 2009 were $7.0 million.

	As of December 31, 2009 ($ in thousands)
Financing Source	Face Amount	Amortized Cost	Fair Value	Unrealized Gain (Loss)
CDOs	$1,282,689	$64,779	$74,838	$10,059
Repurchase agreement(1)	378,375	10,179	10,927	748
Unlevered	45,224	143	246	103

	$1,706,288	$75,101	$86,011	$10,910

(1)

On March 30, 2010, the Company sold certain non-CDO CMBS investments which served as collateral for our repurchase agreement with a face amount of $152.9 million for $5.5 million, and repaid in full the repurchase agreement, which is no longer in effect.

Real Estate Loans (consisting of mezzanine loans and mortgage loans)

Mezzanine Loans

We have originated and invested in mezzanine loans (including mezzanine construction loans) to owners of real property encumbered by first lien mortgages, in which case our mezzanine loans generally are secured by junior liens on the subject properties and/or by liens on the partnership or membership interests in the borrower’s property-owning entities. Subject to negotiated contractual restrictions, the mezzanine lender generally has the right, following foreclosure, to become the sole indirect owner of the property subject to the lien of the primary mortgagor and the liens of senior mezzanine lenders, if any. Mezzanine debt can also be either junior or senior, denoting the collateral priority that may apply.

We have structured our mezzanine loans so that we receive a stated fixed or variable interest rate on the loan. Our mezzanine loans may have prepayment lockouts, origination fees, deferred interest, penalties, exit fees, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment.

As of December 31, 2009, we held mezzanine loans with an amortized cost basis, face amount and fair value of $226.4 million, $226.6 million and $85.9 million, respectively. As of December 31, 2009, all of our mezzanine loans have been contributed to the CDO II collateral pool.

Mortgage Loans

We have originated and invested in mortgage loans or participations in mortgage loans that we originated directly or that we purchased from various sellers, including investment banks, life insurance companies, commercial banks, brokers and other owners. These loans are generally secured by commercial or residential properties in the United States. These loans typically have maturities ranging from one to ten years.

As of December 31, 2009, we held first mortgage loan participations with an amortized cost basis, face amount and fair value of $41.8 million, $41.8 million and $25.1 million, respectively. As of December 31, 2009, all of our first mortgage loan participations have been contributed to the CDO II collateral pool.

The following table sets forth information regarding our real estate loans as of December 31, 2009:

	As of December 31, 2009 ($ in thousands)
Description	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Gain/(Loss)	Weighted Average Effective Interest Rate Based on Amortized Cost	Range of Maturity Dates(2)
Real estate loans, held for investment/ financed by CDO II(1)
First mortgage loan participations	$41,807	$41,807	$25,138	$(16,669)	5.4%	February 2011 - February 2012
Mezzanine loans	226,648	226,383	85,947	(140,436)	3.2%	November 2010 - June 2012

	$268,455	$268,190	$111,085	$(157,105)	3.5%

(1)	Carrying value based on fair value.
(2)

Loans have extension options which could extend maturity dates to November 2010 to June 2012. On November 2, 2010, the Company received a discounted payoff of $7.0 million, including accrued interest, on a real estate loan with a face amount and fair value of $10.0 million and $5.6 million, respectively, at December 31, 2009.

As of December 31, 2009, the real estate loans were secured directly or indirectly by properties of the types and at the locations identified below:

Location(1)	December 31, 2009	Property Type(1)	December 31, 2009
New York	17.3%	Hospitality	61.6%
Hawaii	15.5%	Office	22.9%
California	13.9%	Multi-use	10.0%
Texas	7.7%	Retail	5.5%
Florida	6.5%
Puerto Rico	4.5%
Georgia	4.4%
Other(2)	30.2%

	100.0%		100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans.
(2)	No other individual state comprises more than 4.0% of the total as of December 31, 2009.

As of December 31, 2009, all of the Company’s real estate loans were financed by CDO II. Our mezzanine loans generally are secured by a pledge, directly or indirectly, of the equity interests in the borrower’s property-owning entities.

During the year ended December 31, 2009, we made no investments in real estate loans.

During the year ended December 31, 2009, we received repayments of $5.5 million of principal balances on certain real estate loans.

Investments in Joint Ventures and Funds

On December 11, 2007, we and JER Fund IV, an investment fund managed by the J.E. Robert Company, entered into a limited partnership agreement pursuant to which we and JER Fund IV agreed to co-manage a private equity fund, known as JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”). The California Public Employees’ Retirement System (“CalPERS”) committed $200.0 million, and we and JER Fund IV each committed $10.0 million to the US Debt Fund. We account for our investment in the US Debt Fund under the equity method of accounting. As of December 31, 2009, we had made $4.8 million of capital contributions to the US Debt Fund. During the year ended December 31, 2009, we failed to fund $3.3 million of capital contributions called by the US Debt Fund’s general partner. As a result of these payment defaults, pursuant to the LPA, we were charged interest and incurred 25% dilution to our capital balance. The estimated fair value of this investment giving consideration to the impact of the capital call payment defaults was approximately $0.1 million at December 31, 2009. In addition, effective January 1, 2010, we are no longer receiving our portion of the management fee from the US Debt Fund due to this ongoing payment default.

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

Subsequent to December 31, 2009, we incurred $0.1 million of interest related to these unfunded capital calls and approximately $2.7 million of distributions were withheld related to our limited partnership interest in the US Debt Fund. As a result, our unfunded capital call balance is $0.7 million as of September 30, 2010.

Net Leased Real Estate Assets

We have invested in net leased real property involving portfolios of net leased assets, taking into account concentration issues with tenants and the residual value of the underlying assets. As of December 31, 2009, we held no net leased real estate investments.

Other investments. We had no B-Notes, bridge loans, preferred equity, or loans to real estate companies at December 31, 2009.

Capital and Leverage Policies

Our financing strategy has historically focused on the use of match-funded, non-recourse financing structures such as CDOs. Prior to contributing assets to a CDO, we typically financed assets through short-term repurchase agreements. In addition, we sought to match fund our assets with like-kind debt (i.e., fixed-rate assets are financed with fixed-rate debt or floating rate debt that has been swapped to fixed rate payments, and floating-rate assets are financed with floating-rate debt), through the use of hedges such as interest rate swaps and caps, or through a combination of these strategies. This strategy was designed to reduce the impact of changing interest rates on our cash flows and earnings.

Collateralized Debt Obligations. At December 31, 2009, we had the following CDO Notes Payable ($ in thousands) outstanding:

Bond Class	Outstanding Face Amount of Notes Payable at December 31, 2009	Fair Value of Notes Payable at December 31, 2009	Weighted Average Interest Rate at December 31, 2009(3)	Weighted Average Life of Notes (years)
CDO I(1)	$265,286	$32,926	3.60%	6.7
CDO II(2)	690,327	84,307	1.22%	7.3

Total	$955,613	$117,233	1.88%	7.1

(1)	Represents current balance of $118.2 million of floating rate notes and $147.1 million of fixed rate notes with weighted average interest rates of 0.6% and 6.0%, respectively.
(2)	Represents current balance of $640.9 million of floating rate notes and $49.4 million of fixed rate notes with weighted average interest rates of 0.9% and 5.8%, respectively.
(3)	Based on face amount of CDO Notes Payable.

CDO II has a replenishment collateral pool of up to $275.0 million that would allow reinvestment of proceeds from real estate loans that are paid off within five years from the closing of the transaction, subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture and satisfaction of certain other requirements. During the twelve months ended December 31, 2009, we contributed no CMBS or real estate loan interests as collateral to CDO II and CDO II received $5.5 million of real estate loan repayments on CDO II real estate loan collateral. At December 31, 2009 the CDO II replenishment pool balance was $6.8 million which is reflected as restricted cash on our consolidated balance sheets.

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

As a result of ratings agency downgrades relating to its CMBS collateral, CDO II has failed certain of its over-collateralization tests since February 2009. Such failures have continued, and are expected to continue for the foreseeable future. As a result of the failure of these over-collateralization coverage tests (i) certain interest payments normally scheduled to be allocated to the holders of the junior notes payable and preferred shareholders of CDO II were redirected to the holders of the senior notes payable, and (ii) any available principal proceeds were redirected to the holders of the senior notes payable. Consequently, we will not receive any cash flow distributions on the junior notes payable and preferred share investments retained by us and/or our affiliates in CDO II until such time, if ever, that the over-collateralization coverage tests are complied with. Even if the over-collateralization coverage tests are eventually complied with, our ability to obtain regular cash payments from the assets securing CDO II is dependent upon CDO II continuing to meet interest coverage and over-collateralization coverage tests. If the February through December 2009 over-collateralization coverage tests for CDO II had not failed, we would have received approximately $16.7 million in additional distributions during 2009. During 2008, we received $28.0 million of net cash distributions from CDO II.

CMBS downgrades generally do not affect the over-collateralization coverage test applicable to collateral in CDO I, unless such collateral is downgraded to “CC” or below. As of December 31, 2009, 19 CMBS bonds underlying CDO I were downgraded to “CC” or lower, causing certain cash payments from such downgraded

CMBS bonds normally scheduled to be allocated to us as the holder of the junior notes payable and preferred shares of CDO I, to be redirected to the holders of the senior notes payable of CDO I. These bond downgrades, combined with declining cash flows from the CMBS underlying CDO I, reduced the cash flow available to us on our retained CDO I preferred shares and we have not received payments from CDO I since July 2009. For the twelve months ended December 31, 2009, we received $1.1 million from our retained interests in CDO I, compared with $3.0 million for the twelve months ending December 31, 2008.

The redirection of such cash flow is not expected to impact the GAAP or tax treatment to us of the individual assets and liabilities related to the CDOs as we consolidate both CDOs on our balance sheet. While we believe our December 31, 2009 balance sheet reflects the fair value of the individual CDO related assets and liabilities, we believe the estimated economic value of our combined retained interest in the CDOs is less than the difference between the estimated fair values of the assets and liabilities, determined in accordance with GAAP. We estimate there is little, if any, economic value of our retained interests in the CDOs. We are no longer receiving distributions from our retained interests in CDO I and CDO II, and we do not expect to receive distributions from such CDOs for the foreseeable future, if at all.

In June 2010, an event of default occurred on CDO I due to the failure to pay interest on the Class B-1 notes and Class B-2 notes. This was due to the continuing decline in cash flow from CMBS held by CDO I and the redirection of cash flow from CMBS bonds downgraded below “CC” to the Class A notes. Following the event of default, the Trustee determined that potential proceeds from a sale and liquidation of CDO I collateral would not be sufficient to pay in full the sum of principal and accrued interest, all administrative expenses, the collateral administration fee, any termination payment related to the interest rate swap and the holders of 66 2/3% of the aggregate note balance of all the classes of notes then outstanding agree with such determination. As such, the collateral will be held until such time as the sale and liquidation of the underlying collateral can satisfy the required cash payments or 66 2/3% of the aggregate note balance of all the classes of notes then outstanding direct the sale and liquidation of the collateral. In either case, we do not expect to receive any proceeds from our retained interests in CDO I from such a liquidation.

In September 2010, an event of default occurred on CDO II due to the failure to pay interest on the Class A notes and Class B notes. This was due primarily to the continuing declines in cash flow received from CMBS held by CDO II. As a result of this default, the Trustee will be required to determine if potential proceeds from a sale and liquidation of CDO II collateral would be sufficient to pay in full the sum of principal and accrued interest, all administrative expenses, the collateral administration fee, any termination payment related to the interest rate swap and the holders of 66 2/3% of the aggregate note balance of all the classes of notes then outstanding agree with such determination. If not, the collateral will be held until such time as the sale and liquidation of the underlying collateral can satisfy the required cash payments or 66 2/3% of the aggregate note balance of all the classes of notes then outstanding direct the sale and liquidation of the collateral. In either case, we do not expect to receive any proceeds from our retained interests in CDO II from such a liquidation.

With respect to CDO II, we have been appointed as its advancing agent. In this capacity, we may be required to make interest advances to CDO II in the event that the sum of interest proceeds and principal proceeds collected during the related due period are insufficient to remit the interest that is due and payable to the Class A Notes and Class B Notes in accordance with the priority of payments of CDO II (the amount of such insufficiency, an “Interest Shortfall”). We will be entitled to recover any previously unreimbursed interest advances made by it, together with interest thereon, first, from interest proceeds and second if applicable, from principal proceeds, senior to any payments of interest or principal to the noteholders and senior to any payments of fees, expenses or hedge payments of CDO II, only to the extent that such recovery would not trigger an additional Interest Shortfall to the Class A Notes or Class B Notes. In the event that we determine that such interest advances are nonrecoverable interest advances, we would be entitled to recovery of any previously unreimbursed interest advances made by us, together with interest thereon, without regards to whether such recovery would trigger additional Interest Shortfalls. As of December 31, 2009, we have not advanced funds to CDO II for any Interest Shortfalls in our capacity as advancing agent.

Repurchase Agreements. To the extent available in the market, we also use short-term financing, in the form of repurchase agreements, and may use bridge loans and bank warehousing facilities, as an intermediary step prior to the implementation of long-term match-funded financing. Leverage has historically been utilized for the sole purpose of financing our portfolio. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our leverage policy at any time. As of December 31, 2009, we had $7.0 million outstanding under a short-term repurchase agreement with JPMorgan Securities, Inc. (“JPMorgan”), which is secured by certain of our non-CDO CMBS investments.

On March 30, 2010, the Company sold certain non-CDO CMBS investments which served as collateral for our repurchase agreement with a face amount of $152.9 million for $5.5 million. Proceeds from the sale were used to repay all outstanding balances under our repurchase agreement, which is no longer in effect.

Note Payable. On March 3, 2009, we entered into an agreement with our counterparty to terminate and replace four interest rate swaps which had a $245.1 million ending notional amount and a $29.7 million fair value liability based on the present value of future cash flows before the credit valuation adjustment as of February 27, 2009, in exchange for a new seven-year pay-fixed receive-fixed interest rate swap (the “NAB Note Payable”). We initially recorded this new agreement at fair value, and have classified it as a note payable on the date of the transaction as the new agreement no longer meets the definition of a derivative. We did not elect the fair value option for the NAB Note Payable.

On July 14, 2009, October 7, 2009 and December 7, 2009, we amended the agreement with our counterparty thereby reducing the July 2009 through January 2010 monthly payments due under the NAB Note Payable from approximately $0.4 million to $0.1 million and resulting in an aggregate deferral in payments of approximately $2.6 million during such seven month period. In addition, the Amendment provides that commencing in February 2010, through and including September 2010, our monthly payments under the NAB Note Payable shall be increased from approximately $0.5 million to approximately $0.7 million, thereby providing for the repayment of the deferred amount over the eight month period following January 2010.

On January 4, 2010, we failed to make a payment of $0.1 million, on which we received notice from our counterparty on January 5, 2010. Upon the occurrence of the event of default, the counterparty has the right to designate an Early Termination Date (as defined in the Swap Agreement) following notice to the Company. Upon an Early Termination Date, we would become obligated to pay the counterparty (i) the $0.1 million originally due on January 4, 2010 plus interest on such amount to the Early Termination Date, and (ii) either the market value of a swap agreement providing the counterparty with the economic equivalent of the remaining payments due by us or, if such value is not determinable, the value of the counterparty’s loss as determined by the counterparty. On April 13, 2010, we were notified by the counterparty that it had designated April 19, 2010 as the Early Termination Date at which time the termination value under the agreement, including accrued interest, was $29.0 million. Although our obligations under the NAB Note Payable have not yet been accelerated, we would not have sufficient liquid assets available to pay such obligations if such obligations were to be accelerated.

Junior Subordinated Debentures and Notes. On April 9, 2007, we issued $60.0 million of trust preferred securities (“TRUPs”) through our unconsolidated subsidiary, JERIT TS Statutory Trust I (the “Trust”), in a private transaction exempt from registration under the Securities Act of 1933, as amended, or the Securities Act. Concurrently, we issued $61.9 million in junior subordinated debentures to the Trust and made a $1.9 million common equity investment in the Trust. The junior subordinated debentures had a 30-year term ending April 2037, were redeemable at par on or after April 30, 2012 and paid distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. The assets of the Trust consisted solely of the $61.9 million of junior subordinated notes concurrently issued by us, with terms that mirror the TRUPs. On May 29, 2009, we entered into (i) an agreement with two holders of our TRUPs, with an aggregate liquidation amount of $56.3 million to exchange such TRUPs for $70.3 million aggregate principal amount of junior subordinated notes due 2037 (the “Junior Subordinated Notes”) issued by us, (ii) a letter agreement with one such holder, resulting in the issuance of 307,203 unregistered shares of our common stock and certain cash payments to that holder in connection with the exchange described above, (iii) an agreement with the other such holder, providing for certain cash payments to that holder in connection with the exchange described above, (iv) an agreement with a third holder of our TRUPs with an aggregate liquidation amount of $3.7 million to exchange such TRUPs for 541,906 unregistered shares of our common stock and certain cash payments, and (v) a registration rights agreement with those holders receiving shares of our common stock in the exchanges described above providing for certain piggyback registration rights with respect to such shares.

All $60.0 million of TRUPs and accrued distributions due thereon were cancelled or satisfied as of December 31, 2009 in conjunction with these exchanges. We made aggregate cash payments of $0.8 million, issued 849,109 shares of restricted stock and $70.3 million of Junior Subordinated Notes to satisfy our obligations on the TRUPs in connection with the exchanges described above and the satisfaction of our distribution obligations.

The newly issued Junior Subordinated Notes accrue interest at a rate of 0.5% annually through April 29, 2012 or such earlier date as we elect (the “Modification Period”). If the Modification Period ends earlier than April 29, 2012, we are obligated to pay interest at a fixed rate of 7.2% annually from such date through April 29, 2012. Thereafter, we are obligated to pay interest at a variable rate equal to LIBOR plus 2.25% annually. During the Modification Period, we are subject to certain restrictions, including limitations on our ability to pay dividends on shares of our common stock, provided, however, that we shall be permitted to pay dividends to the extent necessary to satisfy REIT dividend requirements. The Indenture contains customary events of default, including those relating to nonpayment of principal or interest when due, and defaults based on events of bankruptcy and insolvency.

On February 1, 2010, we failed to make an interest payment of $0.1 million on the Junior Subordinated Notes and did not cure such default within the permitted grace period. During the continuance of an event of default, the Trustee or holders of not less than 25% aggregate principal amount of the Junior Subordinated Notes have the right to accelerate our obligation to pay the principal amount and accrued interest on the Junior Subordinatd Notes. We have not received notice from the Trustee or the holders of the Junior Subordinated Notes accelerating such obligations. Upon an acceleration of payments, we would become obligated to pay $70.4 million to the holders of the Notes. We do not have sufficient liquid assets available to pay our obligations under the Junior Subordinated Notes if such obligations were to be accelerated.

As a result of our defaults under the Junior Subordinated Notes and NAB Note Payable, our lenders may accelerate the maturity of such debt, requiring us to immediately repay all outstanding principal. If we are unable to make such payments, our lenders could force us to sell assets or force us into bankruptcy. Any of these events would likely have a material adverse effect on the price of our common stock and the Company’s ability to continue as a going concern. To date, we have not been notified of any principal accelerations or other remedies listed above.

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

On February 13, 2009, the board of directors approved the declaration of a 1-for-10 reverse stock split effective February 20, 2009. As of November 30, 2010, 5,831,029 shares were outstanding after the impact of the stock dividend and reverse stock split. All share and per share amounts included in this Annual Report on Form 10-K have been restated to reflect the 1-for-10 reverse stock split effected by us on February 20, 2009, unless otherwise noted.

There were no dividends declared during the twelve months ended December 31, 2009.

Common Stock Delisting by the New York Stock Exchange (“NYSE”). On March 26, 2009, we received written notice from the NYSE that we were not in compliance with the NYSE’s continued listing standards applicable to us requiring that we maintain a 30-day trailing average global equity market capitalization of at least $15.0 million. The NYSE permanently suspended trading of our common stock prior to the market open on April 1, 2009. Since April 1, 2009 through April 5, 2010, our common stock was quoted on the over-the-counter bulletin board, or OTC BB, under the ticker symbol of JERT. Thereafter, we have been and are currently quoted on the Pink Sheets under the ticker symbol JERT.

Credit and Interest Rate Risk Management

Our assets are exposed to various levels of credit risk, depending on the nature of the underlying assets and the nature and level of credit enhancements supporting such assets. We originate or purchase mortgage and mezzanine loans that meet minimum credit standards, such as debt service coverage standards established by us. We review and monitor interest rate risk, credit risk and other risks of loss associated with each investment and our investment portfolio. In addition, we seek to diversify our portfolio of assets to avoid undue geographic, issuer, industry and certain other types of concentrations. We have established a surveillance committee to monitor the overall investment portfolio risk and review loss provision levels.

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

We have utilized financial instruments, primarily interest rate swaps, in order to limit the effects of fluctuations in interest rates on our cash flow and earnings. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses. At times, we may have interest rate swap maturities or notional balances that do not correspond with outstanding floating rate debt balances, debt maturity dates or amounts. Moreover, with respect to certain of the instruments used as hedges, we are exposed to the risk that the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position. In addition, these derivatives contain certain credit risks to the extent that our counterparties are unable to fulfill their obligations under the terms of the applicable agreements. We seek to minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. If we anticipate that the income from such hedging transaction could adversely affect our compliance with the REIT qualification requirements, we may conduct part or all of our hedging activities through a corporate subsidiary that will be fully subject to federal corporate income taxation (a taxable REIT subsidiary).

The following table presents our pay-fixed interest rate swaps related to hedging our floating-rate CDO notes payable as of December 31, 2009 ($ in thousands):

Trade Date	Effective Date	Termination Date	CDO	Initial Notional Balance	Notional Balance at December 31, 2009	Ending Notional Balance	Fair Value at December 31, 2009(1)	Pay-Fixed Interest Rate	Asset/ Liability at December 31, 2009	Location on the Balance Sheet at December 31, 2009
October 2005	November 2005	June 2015	CDO I(2)	$109,977	$109,977	$5,697	$(10,868)	4.9%	Liability	Interest rate swap agreements related to CDOs, at fair value

September 2006	October 2006	August 2016	CDO II	386,324	266,206	219,929	(27,409)	5.1%	Liability	Interest rate swap agreements related to CDOs, at fair value

				$496,301	$376,183	$225,626	$(38,277)

(1)

The settlement amount of our interest rate swap liabilities was $(38.3) million as of December 31, 2009. This liability is partially offset by a $32 credit valuation adjustment as of December 31, 2009 due to the requirement to incorporate a credit valuation allowance for our CDO’s and our counterparty’s credit rating to arrive at fair value of the interest rate swap.

(2)

In October 2010, the counterparty terminated this interest rate swap related to our CDO I financing. In accordance with the ISDA master agreement, October 15, 2010 was designated as the Early Termination Date at which time the amount payable under the agreement, including accrued interest, was $18.6 million.

Investment Process

Currently, due to our liquidity and capital position, we are unable to pursue our investment strategy. Should our liquidity and capitalization improve in the future, we may resume our historical investment strategy.

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

Our Investment Committee. Our investment committee is comprised of Keith Belcher, executive vice president, J. Michael McGillis, our Chief Financial Officer, Daniel Ward, our secretary, and Frank Small, managing director of the US funds business of the J.E. Robert Company. Our investment committee has authority delegated by our board of directors to authorize transactions consistent with our investment guidelines. Any transaction deviating in a material way from these guidelines must be approved by our board of directors unless otherwise delegated by the board.

Although investment activities are not being pursued at this time, the following is a description of our manager’s activities during each stage of the investment process:

Sourcing Potential Investment Opportunities. We believe our manager’s relationship with J.E. Robert Company provides us with a unique pipeline of investment opportunities. J.E. Robert Company has developed an extensive network of relationships in its 25-year history in the real estate business and seeks to source transactions for us through its network of relationships with commercial and investment banks, opportunity funds, institutional investors, operating partners, borrowers and brokerage companies. J.E. Robert Company’s staff of investment and asset management professionals have been very active in sourcing proprietary investment opportunities over the past twenty years. The sellers have been comprised primarily of investment banks, commercial banks and insurance companies.

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

In considering whether to acquire or make a loan investment, our manager performs certain due diligence tasks that reasonably may be expected to provide relevant and material information as to the value of the loan and whether we should acquire or originate the debt. In determining the price of a loan, our manager reviews and analyzes some or all of a number of factors, depending upon their expected materiality to the transaction. These factors may include market conditions (market interest rates, the availability of refinancing and economic, demographic, geographic, tax, legal and other factors). They may also include the yield to maturity of the loan, the liquidity of the loan, the extent of subordinate capital, the limitations on the obligations of the seller with respect to the loan, the rate and timing of payments to be made with respect to the loan, the underlying property securing the loan, the risk of adverse fluctuations in the market values of the underlying property as a result of economic or political events or governmental regulations, the historical performance and other attributes of the borrower or property manager responsible for managing the underlying property, relevant laws limiting actions that may be taken with respect to loans secured by real property or other ownership interests, limitations on recourse against the borrowers following realization on the collateral, risks of timing with respect to loan prepayments, risks associated with geographic concentration of underlying assets, environmental risks, pending and threatened litigation, other liens and other issues relating to title, a prior history of defaults by affiliated parties on similar and dissimilar obligations and other factors.

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

As a result of the real estate review, a cash flow forecast for each collateral property is prepared and a valuation is assigned. The performance of the respective loan is then forecast and individual loan losses are projected with regard to some CMBS bond issuances, in particular on non-investment grade CMBS bonds, which are priced on a risk adjusted basis. These calculations are affected by the securitization structure, which is evaluated, modeled and reviewed in order to evaluate the bond level cash flows. Sensitivity analysis is performed in consideration of differing levels and timing of loan losses, variances in the timing of loan payoffs or prepayments, loan extension scenarios and with respect to changing interest rates. In all cases, we consider the potential impact on the risk profile of our investment portfolio and the impact on cash flow after we implement financing at the company level, whether in the form of a CDO or some other debt instrument. Where certain assets within a securitization are deemed to constitute an excessive risk, they are either appropriately priced for, or the subject assets are rejected from the pool or further structured to mitigate the risk to us.

Investment Committee Participation. Following investment screening and initial due diligence, our investment committee reviews all potential transactions to consider REIT and Investment Company Act compliance issues as well as pricing, structuring, real estate and borrower risk, financing capability, hedging and portfolio risk management. Although we receive legal advice in connection with the acquisition of assets for which there is uncertainty with respect to the REIT rules and Investment Company Act treatment, we do not receive a legal opinion in connection with each acquisition. Following execution of a terms agreement with the counterparty, the investment committee supervises final due diligence to the extent applicable. Upon completion of due diligence and prior to making any binding debt commitments or investments, our investment committee considers the impact of any material findings on the transaction’s risk profile. Some investments may be presented to our independent board of directors for consideration. All completed transactions are then reported to our board of directors. Our independent directors must unanimously approve any transactions with and acquisitions from or sales to affiliates of J.E. Robert Company.

Closing. The CMBS closing process is extensive due to the documentation associated with the CMBS bond issuance, including the loan sale agreement, the various trust documents and the associated servicing agreement. Included in the servicing documentation is the pooling and servicing agreement, which governs the responsibilities of the special servicer. J.E. Robert Company has established relationships with counsel and has streamlined the closing process in order to minimize the associated cost, while achieving the requisite document provisions.

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

Asset Management

Our manager, JER Commercial Debt Advisors, LLC (the “manager”) (with the assistance of J.E. Robert Company as special servicer where appropriate) performs the following asset management functions for us:

Investment Monitoring. Our manager actively monitors and manages our investments. Surveillance on each investment is performed on an ongoing basis as updated collateral information is obtained, typically including property operating statements and rent rolls. This information is analyzed and compared against prior operating periods. Submarket trends and physical site inspections are also reviewed and evaluated with regard to future performance.

Cash Collections. To the extent possible, we enter into cash collection and lock box agreements.

Collateral Valuation. Our manager is responsible for determining the value of the collateral property, including an analysis of the condition of the property, the operating performance of the property and relevant current market information. When appropriate, our manager also conducts an investigation of the borrower to identify other potential sources of recovery, including other non-real estate collateral and guarantees. Our manager then is responsible for reviewing the collateral operating statements on an ongoing basis and within the market in order to accurately track asset value and cash flow performance.

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

•	evaluating, recommending and approving all decisions regarding any financings, securitizations, hedging activities or borrowings undertaken by us;

•	arranging for the issuance of mortgage backed securities from pools of mortgage loans or mortgage backed securities owned by us, when available;

•	making available to us its knowledge and experience with respect to real estate, real estate related assets and real estate operating companies;

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

Our manager has not assumed any responsibility other than to render the services called for under the management agreement and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our manager, its directors and its officers are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders for acts performed in accordance with and pursuant to the management agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. We have agreed to indemnify our manager and J.E. Robert Company, and their respective directors and officers with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their respective duties, performed in good faith in accordance with and pursuant to the management agreement and the related services agreement. Our manager has agreed to indemnify us, our directors and officers with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our manager not constituting bad faith, willful misconduct, gross negligence or reckless disregard of its duties under the management agreement. Our manager carries errors and omissions and other customary insurance.

J.E. Robert Company, through our manager, provides to us key personnel whose responsibility is to provide management services to us. These persons devote as much of their time to our management as our board of directors reasonably deems necessary and appropriate, commensurate with our level of activity.

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

Management Agreement Term and Termination Rights

The management agreement (i) had an initial term of two years from June 4, 2004, (ii) was automatically renewed for one-year terms until June 4, 2010 and (iii) will be automatically renewed for one-year terms thereafter unless terminated by either us or our manager. The management agreement does not limit the number of renewal terms. Our manager must be provided 180 days prior notice of any termination without cause or non-renewal of the agreement and under those circumstances will be paid a termination fee, within ninety days of termination, equal to four times the sum of our manager’s base management fees and incentive fees for the 12-month period preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. In addition, following any termination of the management agreement, we must pay our manager all compensation accruing to the date of termination. We also may not assign the management agreement in whole or in part to a third party without the written consent of our manager.

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

Base Management Fee. We are obligated to pay our manager a base management fee monthly in arrears in an amount equal to 1/12 of the sum of (i) 2.0% of the first $400 million of our equity, (ii) 1.5% of our equity in excess of $400 million and up to $800 million and (iii) 1.25% of our equity in excess of $800 million. For purposes of calculating the base management fee, our equity equals the month-end value, computed in accordance with generally accepted accounting principles, of our stockholders’ equity, adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income. On July 20, 2009, October 7, 2009 and December 9, 2009, the Company and its Manager entered into amendments to the management agreement whereby the Company agreed, effective as of April 1, 2009, that during the months of April 2009 through January 2010, (i) it was not be required to make any payments of base management fees and/or incentive fees otherwise due and payable under the Management Agreement in excess of $75 per month and (ii) any Fees accruing and otherwise payable under the Management Agreement in excess of $75 per month shall be deferred and due and payable by it to the Manager on such date after January 2010 as the Company and the Manager shall mutually agree in writing. Since in December 2009, we have not made any payments to the manager related to base management or incentive fees although we continue to accrue fees to the extent incurred. During the year ended December 31, 2009, we incurred $4.2 million in base management fees in accordance with the terms of our management agreement, of which $1.8 million was paid in cash and $2.4 million is reflected in due to affiliates as of December 31, 2009.

Our manager uses the proceeds from its management fee in part to pay compensation to J.E. Robert Company. The J.E. Robert Company uses such proceeds, in part, to compensate officers and employees provided to us by J.E. Robert Company through our manager who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. We have in the past awarded grants pursuant to the Incentive Plan to such officers and employees as well as officers and employees of J.E. Robert Company subject to the discretion of our compensation committee and approval by our board of directors.

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

Effective January 1, 2008, we adopted the fair value option (“FVO”) to measure all of our financial assets and liabilities associated with our CDO I and II financings at fair value to provide a consistent balance sheet presentation of the fair value of both the assets and liabilities associated with these financings. Our balance sheet reflects the fair value of the CDO I and II assets and liabilities as of January 1, 2008, and unrealized gains (or losses) on such assets and liabilities have been recorded on our income statement beginning with the quarter ending March 31, 2008. On March 6, 2008, we and our manager amended the definition of Funds From Operations in the management agreement to exclude the impact of unrealized depreciation and/or appreciation so that our adoption of the FVO does not alter the intended mechanism used to calculate the incentive fees payable to the manager.

During the year ended December 31, 2009, we incurred no incentive management fees in accordance with the terms of the management agreement.

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

In November 2006, effective retroactively to January 1, 2006, the independent members of our board of directors approved an amendment to the management agreement to provide that in 2007 and in each calendar year thereafter, subject to approval by the independent members of the board of directors, the allocable overhead reimbursement will be $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index (the “CPI”) for the applicable year over the CPI for the calendar year 2006. During the year ended December 31, 2009, overhead reimbursements incurred were approximately $0.5 million, of which $39 was included in due to affiliates on our consolidated balance sheet at December 31, 2009. Our manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on our behalf. If such services are provided by our manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants or other third parties on an arm’s length basis.

In addition, under the management agreement, our manager may engage J.E. Robert Company or its affiliates to perform certain legal, accounting, due diligence, asset management, securitization, property management, brokerage, loan servicing, leasing and other services that outside professionals or outside consultants otherwise would perform on our behalf. J.E. Robert Company and its affiliates may be reimbursed or paid for the cost of performing such tasks, provided that such costs and reimbursements are no greater than those that would be paid to outside professionals or consultants on an arm’s-length basis. In addition, our manager is reimbursed for any expenses incurred in contracting with third parties. In addition, each CMBS securitization requires that a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. As our manager does not have special servicer status, it has appointed J.E. Robert Company as the special servicer when we have acquired a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company received $9.1 million in fees as special servicer during the year ended December 31, 2009 as a special servicer on the CMBS issuances where we own the first-loss position. All fees due to J.E. Robert Company as special servicer are paid either by the securitization vehicle or the borrower and not directly by us, and such fees are consistent with traditional, well established market standards and are set as part of the arm’s-length negotiation to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company may reduce the amounts available to pay us and other CMBS bondholders pursuant to the terms of the applicable CMBS trusts.

Except as set forth above regarding reimbursable expenses, our manager is responsible for all costs related to the performance of its duties under the management agreement, including the employment compensation of J.E. Robert Company personnel who perform services for us pursuant to the management agreement.

Incentive Awards. All figures in the following discussion reflect the 1-for-10 reverse stock split effected by us on February 20, 2009. On the date of consummation of the private placement in June 2004, we granted 33,500 shares of common stock to our manager and an aggregate of 600 shares of restricted stock to our three independent directors pursuant to the incentive plan. Subsequent to the private placement in July 2004, two new independent directors joined our board of directors and each was granted 200 shares of restricted stock. As of December 31, 2009, we had granted an aggregate of 4,000 shares of restricted stock and 2,805 deferred share units to our independent directors pursuant to the incentive plan, all of which have fully vested. In May 2006, our former president, was awarded 6,000 restricted shares of common stock and 15,000 stock options on our common stock subject to vesting over five years. During 2007, we granted 13,700 restricted shares to certain officers and employees of an affiliate of our manager. In the sole discretion of the compensation committee of our board of directors, we may from time to time grant additional equity incentive awards pursuant to the incentive plan. These awards provide a means of performance-based compensation in order to provide an additional incentive for our manager, officers, employees of J.E. Robert Company and our directors to enhance the value of our common stock in addition to the base management fee and incentive fee. These awards described above were made pursuant to the incentive plan and are subject to the maximum number of shares available for issuance (115,000 shares) under the incentive plan. As of December 31, 2009, 47,475 shares have been issued, net of forfeitures, under the incentive plan.

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

J.E. Robert Company and its affiliates currently manage and invest in other real estate-related investment entities. Our chairman and chief executive officer and each of our executive officers also serve as officers of our manager and other J.E. Robert Company affiliates. Certain senior officers of J.E. Robert Company, some of whom are also our officers, and their affiliates beneficially own all of the outstanding membership interests of our manager. In addition, affiliates of J.E. Robert Company, in their capacity as general partners of the JER Funds, selectively invests in a wide range of commercial real estate equity and debt investments for various JER Funds.

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

While we targeted primarily conduit CMBS, mezzanine loans, net leased real estate, B-Notes, mortgage loans and related securities, JER Funds seek to invest in direct ownership of real estate, non-conduit CMBS, equity securities, preferred equity and high yield debt (typically with equity participation). The investments we intend to pursue may overlap with the investment objectives of JER Funds. J.E. Robert Company has developed a conflicts policy in an effort to provide fair treatment of us and JER Funds with respect to investment allocation. Acting reasonably and in good faith, J.E. Robert Company will determine if any real estate debt products sourced for either JER Funds or us meet both our own and JER Funds investment objectives, taking into account such considerations as risk/return objectives, nature of the investment focus of each entity, leverage and other restrictions, tax and regulatory issues, expected holding periods, current pay or accrual features, product and geographic concentration, the relative sources of capital and any other consideration deemed relevant by J.E. Robert Company. We and JER Funds may both acquire any such overlapping investments subject to the applicable provisions of the conflicts of interest policy. If there is an overlap on a particular investment, J.E. Robert Company will allocate the investment opportunity equally between us and JER Funds wherever reasonably practicable. Where J.E. Robert Company determines that an equal allocation is not reasonably practicable, it will allocate that investment in a manner that it determines in good faith to be fair and reasonable. J.E. Robert Company will also apply the foregoing allocation procedures between us and any future companies or vehicles or other entities it controls with which we have overlapping investment objectives. J.E. Robert Company may alter these policies at any time without notice to or input from us or our stockholders.

In connection with the formation of CDO II in October 2006, one of our wholly owned subsidiaries entered into a collateral administration agreement with J.E. Robert Company, pursuant to which J.E. Robert Company has agreed to advise a wholly owned subsidiary on certain matters regarding the collateral interests and other eligible investments securing the notes payable issued by CDO II. J.E. Robert Company will receive fees in return for such services. J.E. Robert Company is eligible to receive two fees payable on a monthly basis, with the senior fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the subordinate fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture, each fee payable with different priorities as set forth in the applicable indenture. This agreement was approved by the independent members of our board of directors. For the year ended December 31, 2009, we incurred $0.9 million in collateral administration fees pursuant to the agreement which are included in general and administrative expenses in the accompanying consolidated statement of operations. Since the February 2009 distribution date, J.E. Robert Company has not been entitled to receive the subordinate collateral administration fee, and will not be entitled to receive such fee until certain over-collateralization coverage tests are again complied with, among other tests.

On December 11, 2007, we and JER Fund IV, an investment fund managed by J.E. Robert Company, entered into a limited partnership agreement pursuant to which we and JER Fund IV agreed to co-manage a private equity fund, known as JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”). The California Public Employees’ Retirement System committed $200.0 million and we and JER Fund IV each committed $10.0 million to the US Debt Fund.

As of December 31, 2009, we had made capital contributions of $4.8 million in the US Debt Fund, which is reflected in investments in unconsolidated joint ventures on our consolidated balance sheets. During the year ended December 31, 2009, we failed to fund $3.3 million of capital contributions called by the US Debt Fund’s general partner. As a result of the payment defaults, pursuant to the LPA we were charged penalty interest and incurred 25% dilution to our capital balance. In addition, effective January 1, 2010, we are no longer receiving our portion of the management fee from the US Debt Fund due to this ongoing payment default.

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

During the year ended December 31, 2009, we received repayments on loans to affiliated borrowers aggregating $0.3 million. At December 31, 2009, loans to affiliated entities had an unpaid principal balance of $81.3 million, an unamortized cost basis of $81.1 million, and carrying value of $21.9 million. The acquisition of these loans to affiliated borrowers was approved by the independent members of our board of directors as required by our investment guidelines.

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

Each CMBS securitization requires that a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. Because the manager does not have special servicer status, it has appointed J.E. Robert Company, an affiliate of the manager, as the special servicer when we have acquired a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company is also entitled to receive additional fees in the future based on the collections received against loans that were managed in special servicing and subsequently returned to the master servicer. All fees due to J.E. Robert Company as special servicer are paid either by the applicable securitization vehicles or the borrower and not directly by the Company and such fees are consistent with traditional, well established market standards and are set as part of the arms-length negotiations to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company may reduce the amounts available to pay us pursuant to the terms of the applicable CMBS trusts.

The management compensation structure that we have agreed to with our manager may also cause our manager to invest in high risk investments. In addition to its base management fee, our manager is entitled to receive incentive compensation based in part upon our achievement of targeted levels of Funds From Operations, as described above under “The Management Agreement-Management Fees and Incentive Compensation.” In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on Funds From Operations may lead our manager to place undue emphasis on the maximization of Funds From Operations at the expense of other criteria, such as preservation of capital, in order to achieve increased incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our invested portfolio.

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

A majority of our subsidiaries rely on exceptions and exemptions from the Investment Company Act. These exceptions and exemptions limit the types of assets these subsidiaries may purchase. For instance, CDO I and CDO II rely on the exemption from the Investment Company Act provided by Rule 3a-7 thereunder, which is available for certain structured financing vehicles. This exemption limits the ability of these CDOs to sell their assets and reinvest the proceeds from asset sales. Our subsidiary that invested in net lease properties and certain other subsidiaries rely on the exception from the definition of “investment company” provided by Sections 3(c)(5)(C) and possibly Section 3(c)(6) and of the Investment Company Act, which except companies that primarily invest in real estate, mortgages and certain other qualifying real estate assets. These exceptions limit the ability of these entities to invest in many types of real estate related assets and their holding companies. We believe that we are not an investment company because we satisfy the 40% test of Section 3(a)(1)(C). We must monitor our holdings to ensure that the value of our investment securities do not exceed 40% of our respective total assets (exclusive of government securities and cash items) on an unconsolidated basis. Our subsidiaries that engage in operating businesses, if any, are not limited by the Investment Company Act.

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

Hedging Activities

We have entered into interest rate swap agreements to attempt to reduce the interest rate risk on our indebtedness. For a further description, see “Management’s Discussion & Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.” In the future, we may enter into similar arrangements to protect our investment portfolio from interest rate fluctuations and other changes in market conditions. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments. These instruments may be used to hedge as much of the interest rate risk as our manager determines is in our best interest, given the cost of such instruments and the need to maintain our status as a REIT. In general, income from hedging transactions does not constitute gross income for purposes of the 75% or 95% REIT gross income tests. To the extent, however, that we enter into other types of hedging transactions, any income or gain that we derive from those transactions is likely to be treated as non-qualifying for purposes of both of the REIT gross income tests. If we were to terminate an interest rate swap prior to maturity the gain, if any, realized from the termination would be excluded from gross income for purposes of the REIT gross income tests. Our manager may elect to have us bear a level of interest rate risk that could otherwise be hedged when it believes, based on all relevant facts, that bearing such risk is advisable.

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

Interested Director, Officer and Employee Transactions

We have adopted a policy that, unless the action is approved by a majority of the independent directors and is not otherwise prohibited by law, we will not:

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

Policies with Respect to Other Activities

We have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers and do not intend to do so. We have not in the past, but we may in the future, invest in the securities of other issuers for the purpose of exercising control over such issuers. At all times, we make investments in a manner as to qualify as a REIT, and we expect to continue to do so unless, because of circumstances or changes in the Internal Revenue Code or the regulations of the U.S. Department of the Treasury, our board of directors determines that it is no longer in our best interest to qualify as a REIT.

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

Corporate Governance

We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors; the audit committee of our board of directors are composed exclusively of independent directors. We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our officers and directors and employees of J.E. Robert Company with respect to their dealings with us. We make available our code of business conduct and ethics, senior officer code of ethics, corporate governance guidelines and the charter of the audit committee on our Web site at www.jerinvestorstrust.com.

ITEM 1A.	RISK FACTORS (in thousands, except per share data)

Risks Relating to Our Ability to Continue as a Going Concern

Our current financial condition raises substantial doubt regarding our ability to continue as a going concern. However, our consolidated financial statements are presented on a going concern basis.

Our consolidated financial statements are presented in this report on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As a result of our continuing payment defaults related to our ISDA Master Agreement, dated as of December 1, 2004 (as subsequently amended) with National Australia Bank Limited (the “NAB Note Payable”) and the $70.3 million of junior subordinated notes due in 2037 (“Junior Subordinated Notes”), limited sources of operating cash flow, and limited cash and other liquid assets available to satisfy such obligations, there is substantial doubt about our ability to continue as a going concern. While we have prepared our consolidated financial statements on a going concern basis, if we are unable to successfully cure existing defaults on borrowings, restructure the terms of our borrowings, reduce operating expenses, sell assets, or receive additional funding, our ability to continue as a going concern may be impacted. In addition, should our lenders on defaulted borrowings seek to accelerate repayment of such borrowings, we will likely be unable to pay such obligations. In such event, we may have to recapitalize, refinance our obligations, sell some or all of our assets or seek to reorganize under Chapter 11 or liquidation under Chapter 7 of the United States Bankruptcy Code. In addition, our ability to continue as a going concern will be dependent upon our ongoing asset performance and our ability to generate positive operating cash flow. No assurance can be given that we will be successful in achieving any of these steps or restructuring these arrangements on acceptable terms. Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business adversely impacting amounts actually realized relative to our financial statements. If we reorganized under Chapter 11 or liquidated under Chapter 7 of the United States Bankruptcy Code, it is expected that our common stockholders would not recover any value and unsecured creditors, including holders of the Junior Subordinated Notes and NAB Note Payable, would receive little value, if any, in relation to the outstanding principal amounts of the Company’s unsecured debt. The Company’s consolidated financial statements included in this Annual Report on Form 10-K do not reflect any adjustments that might specifically result from the outcome of this uncertainty.

Risks Relating to Our Business

We may not be able to access financing on favorable terms, or at all, which could adversely affect our ability to execute our business plan.

We expect to finance our assets over the long-term through a variety of means, including credit facilities, issuance of collateralized debt obligations (“CDO) and other structured financings. Our ability to execute this strategy depends on various conditions in the markets that are beyond our control, including liquidity and credit spreads. We cannot assure you that these markets will remain an efficient source of long-term financing for our assets. In fact, at the current time, the CDO market remains effectively closed. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, funds available for operations as well as for future business opportunities. In today’s challenging credit and liquidity environment, match funding our assets and liabilities is more difficult than recent past experience.

Deterioration of market conditions has recently and may continue to negatively impact our business, results of operations and financial condition, including liquidity.

The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:

•	interest rates and credit spreads;

•	the availability of credit, including the price, terms and conditions under which it can be obtained;

•	the quality, pricing and availability of suitable investments;

•	the ability to obtain accurate market-based valuations;

•	default rates on both commercial and residential mortgages and the amount of the related losses;

•	the actual and perceived state of the real estate markets, market for dividend-paying stocks and public capital markets generally;

•	general market conditions including, but not limited to, unemployment rates, consumer spending;

•	the attractiveness of other types of investments relative to investments in real estate or REITs generally; and

•	rating agencies downgrades on CMBS bonds.

Changes in these factors are difficult to predict, and a change in one factor can affect other factors.

A prolonged economic slowdown, a lengthy or severe recession, or declining real estate values could harm our operations.

We believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. Declining real estate values would likely reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our basis in the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, finance, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to the stockholders.

We do not know what impact the Dodd-Frank Act will have on our business.

On July 21, 2010, the United States enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). The Act affects almost every aspect of the U.S. financial services industry, including certain aspects of the markets in which we operate. The Act may impose new regulations on us and how we conduct our business. For example, the Act will impose additional disclosure requirements for public companies and generally require issuers or originators of asset-backed securities to retain at least five percent of the credit risk associated with the securitized assets. Importantly, many key aspects of the changes imposed by the Act will be established by various regulatory bodies and other groups over the next several years. As a result, we do not know how significantly the Act will affect us. It is possible that the Act could, among other things, increase our costs of operating as a public company, impose restrictions on our ability to securitize assets and reduce our investment returns on securitized assets.

Under our repurchase agreements, we may be required to post significant amounts of cash collateral to satisfy our margin requirements and scheduled amortization due to lower collateral values or declines in advances rates from lenders or to repurchase securities upon the occurrence of certain events.

We finance certain of our investments with repurchase agreements that are subject to margin calls. Under the terms of the repurchase agreements, the value of assets underlying the debt is marked-to-market by the counterparty at its discretion, as frequently as on a daily basis. If the value of the underlying asset declines, the counterparty has the ability to require us to post additional margin—cash or other liquid collateral—to compensate for the decline in value of the asset. (Conversely, if the value of the underlying asset increases, a portion of the margin we previously posted may be returned to us.) During the year ended December 31, 2009, such margin calls and scheduled amortization totaled $9.1 million. On March 30, 2010, we sold our interest in $152.9 million of face amount of CMBS for proceeds of $5.5 million. $4.8 million of proceeds from the sale were used to repay, in full, amounts outstanding, including accrued interest, on our repurchase agreement with J.P. Morgan Securities Inc.

Repurchase agreement financing subjects us to margin calls at any time, and being forced to post additional margin could adversely affect our business in a number of ways. Posting additional margin would decrease our cash available to make other, higher yielding investments (thereby decreasing our return on equity) or to satisfy other obligations, including future margin calls. In addition, in periods of increased market volatility, we may need to hold increased levels of cash to support potential margin calls which could lower our economic return. Further, under certain of our repurchase agreements, the counterparty may have a right, exercisable upon the occurrence of certain events relating to the “repo market” or the “securities market,” to terminate the facility, in which event we may be obligated to immediately repurchase all securities then held by the counterparty. If we do not have the funds available, or otherwise elect not, to satisfy any future margin calls or repurchase assets upon termination, we could be forced to sell one or more investments at a loss. Moreover, we may be unable, in light of market conditions or other factors, to sell sufficient assets to satisfy the margin or repurchase requirements within the timeframe required by the applicable counterparties, which would entitle them to seize the underlying assets and seek payment from us for any shortfall between the value of our obligation to the counterparty and the value of the asset surrendered.

If the counterparty to our repurchase agreement becomes insolvent or otherwise defaults on its obligation to resell the underlying securities back to us at the end of the transaction term, we may lose money on such repurchase transaction.

We finance a portion of our investments with repurchase agreements, which is a financing facility with counterparties through which particular assets are financed as discrete “transactions.” Under the terms of such transaction, we sell an asset to the counterparty for a specified price and concurrently agree to repurchase the same asset from our counterparty at a later date. We make periodic payments to the counterparty during the term of the repurchase agreement serving as the equivalent of paying interest to the counterparty in return for extending financing to us. If the counterparty becomes insolvent or otherwise defaults on its obligation to resell the asset back to us, we may fail to recover the full value of our asset that is financed with the repurchase agreement, and thereby incur a loss on the repurchase transaction. Any realized losses we incur on repurchase agreements will adversely affect our earnings, and thus our cash available for distribution to our stockholders.

Lenders may require us to enter into restrictive covenants relating to our operations.

When we obtain financing, lenders may impose restrictions on us that affect our ability to incur additional debt, our ability to make distributions to stockholders and our flexibility to determine our operating policies. Loan documents we execute may contain negative covenants that, among other things, limit the amount of leverage that we may employ, require that we maintain certain interest and fixed charge coverage ratios, require that we maintain a certain minimum tangible net worth, limit our recourse indebtedness, limit our ability to distribute more than a certain amount of our funds from operations and require us to hedge our interest rate exposure. If we are not in compliance with any of our covenants, there can be no assurance that our lenders would waive such non-compliance and any such non-compliance could have a material adverse effect on us.

Investor demand for commercial real estate CDOs has been substantially curtailed.

The recent turmoil in the structured finance markets, has negatively impacted the credit markets generally, and, as a result, investor demand for commercial real estate CDOs has been substantially curtailed. We have relied to a substantial extent on CDO financings to obtain long-term match funded financing for our investments. Until the market for commercial real estate CDOs recovers, we will be unable to utilize CDOs to finance our investments and we may need to utilize less favorable sources of financing to finance our investments on a long-term basis. There can be no assurance as to when or whether demand for commercial real estate CDOs will return or the terms of such securities investors will demand or whether we will be able to issue CDOs to finance our investments on terms beneficial to us.

We have incurred significant debt to finance our investments, which has and may continue to subject us to increased risk of loss and reduce cash available for distributions to our stockholders.

We have leveraged our assets through borrowings, generally through the use of bank credit facilities, repurchase agreements, the issuance of collateralized debt obligation transactions, or CDOs, and long-term corporate indebtedness. The percentage of leverage varies depending on our ability to obtain credit facilities and the lender’s estimate of the stability of the portfolio’s cash flow and the market value of the underlying collateral. Our return on our investments and cash available for distribution to our stockholders has been and may continue to be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired. As of December 31, 2009, we had outstanding indebtedness with a face amount totaling $955.6 million related to CDO issuances in October 2006 and November 2005, $7.0 million outstanding under our repurchase agreements, $59.0 million of Junior Subordinated Notes outstanding and a $10.8 million note payable resulting from the termination of four interest rate swaps during 2009. See “Capital and Leverage Policies” for a discussion of financing arrangements.

Our debt service payments reduce cash available for distribution to stockholders. For the year ended December 31, 2009, $74.1 million of debt service was paid primarily related to our repurchase agreements, CDOs and junior subordinated debentures. Scheduled amortization repayments on our repurchase agreements aggregated $9.1 million during the year ended December 31, 2009 and subsequent to December 31, 2009, we sold certain CMBS investments and used the proceeds to repay all outstanding repurchase agreement borrowings. We may not be able to meet our debt service obligations including periodic margin calls and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations.

While we currently operate with a targeted debt-to-equity ratio of four-to-one to six-to-one, our governing documents contain no limitation on the amount of debt we may incur, and our board of directors may change our debt policy at any time without stockholder approval. In addition, we may leverage individual assets or portfolios of assets at substantially higher levels than four-to-one and six-to-one debt-to-equity ratios. Incurring debt could subject us to many risks, including the risks that:

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

In June 2010, an event of default occurred on CDO I due to the failure to pay interest on the Class B-1 notes and Class B-2 notes. This was due to the continuing decline in cash flow from CMBS held by CDO I and the redirection of cash flow from CMBS bonds downgraded below “CC” to the Class A notes. Following the event of default, the Trustee determined that potential proceeds from a sale and liquidation of CDO I collateral would not be sufficient to pay in full the sum of principal and accrued interest, all administrative expenses, the collateral administration fee, any termination payment related to the interest rate swap and the holders of 66 2/3% of the aggregate note balance of all the classes of notes then outstanding agree with such determination. As such, the collateral will be held until such time as the sale and liquidation of the underlying collateral can satisfy the required cash payments or 66 2/3% of the aggregate note balance of all the classes of notes then outstanding direct the sale and liquidation of the collateral. In either case, we do not expect to receive any proceeds from our retained interests in CDO I from such a liquidation.

In September 2010, there was an event of default on CDO II due to the failure to pay interest on the Class A notes and Class B notes. This was due primarily to the continuing declines in cash flow received from CMBS held by CDO II. As a result of this default, the Trustee will be required to determine if potential proceeds from a sale and liquidation of CDO II collateral would be sufficient to pay in full the sum of principal and accrued interest, all administrative expenses, the collateral administration fee, any termination payment related to the interest rate swap and the holders of 66 2/3% of the aggregate note balance of all the classes of notes then outstanding agree with such determination. If not, the collateral will be held until such time as the sale and liquidation of the underlying collateral can satisfy the required cash payments or 66 2/3% of the aggregate note balance of all the classes of notes then outstanding direct the sale and liquidation of the collateral. In either case, we do not expect to receive any proceeds from our retained interests in CDO II from such a liquidation.

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

Our operating results depend in large part on differences between the income from our assets, net of credit losses, and our financing costs. We anticipate that, in most cases, for any period during which our assets are not match-funded, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and the market value of our fixed rate assets. At December 31, 2009, our interest rate swaps mitigate the impact of an interest rate increase on net earnings and cash flows although interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us.

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

We had historically priced our assets based on our assumptions about future levels of credit spreads for longer term fixed rate financing of those assets. We had historically expected to obtain longer term financing for these assets at a spread over a certain benchmark, such as the yield on United States Treasury bonds, swaps, or

LIBOR. If the spread that investors will pay over the benchmark widens and the rates we charge on our loans or the income we generate from our other assets are not increased accordingly, we may experience a material adverse effect on our income and returns on equity as well as a reduction in the economic value of the assets that we have originated or acquired.

We may not be able to acquire eligible securities and/or loans for future CDO issuances, or may not be able to issue CDO securities on attractive terms that closely match fund the duration of our assets and liabilities, which may require us to seek more costly financing for our investments or to liquidate assets.

We intend to finance our real estate securities and loans on a long-term basis, such as through the issuance of CDOs, to the extent such financing is available. Prior to the issuance of our CDOs, we finance our investments with relatively short-term credit facilities. We use these short-term facilities to finance the acquisition of real estate securities until a sufficient quantity of securities is accumulated, at which time we refinance these facilities with CDO issuances. To the extent available in the market, we expect to follow a similar process to finance our future growth. As a result, we are subject to the risk that we will not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CDO issuance. We also bear the risk that we will not be able to obtain short-term credit facilities or may not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible securities for a long term financing. Inability to renew our short-term credit facilities may require us to seek more costly financing for our investments or to liquidate assets. In addition, conditions in the capital markets may make the issuance of a CDO unavailable or less attractive to us when we do have a sufficient pool of collateral. If we are unable to issue a CDO to finance these assets, we may be required to seek other forms of potentially less attractive financing, hold the assets without financing, or otherwise to liquidate the assets. In fact, at this time the CDO market is effectively closed and there are no financing options available for assets we own on an unleveraged basis.

The use of CDO financings with over-collateralization requirements has had a negative impact on our cash flow.

The terms of the CDOs that we have issued and may issue in the future generally provide that the principal amount of assets must exceed the principal balance of the related bonds by a certain amount. This excess collateral requirement is commonly referred to as “over-collateralization.” The CDO terms provide that, if certain delinquencies or losses exceed the specified levels based on rating agencies’ (or the financial guaranty insurer’s, if applicable) analyses of the characteristics of the assets pledged to collateralize the bonds, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net income from assets pledged to secure CDOs. We cannot assure you that the performance tests will be satisfied. Nor can we assure you, in advance of completing negotiations with the rating agencies or other key transaction parties on our possible future CDO financings, of the actual terms of the delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect our net income and/or our free cash flow.

The failure to comply with CDO coverage tests has had a negative impact on our cash flow.

The terms of both of our CDOs include coverage tests, including over-collateralization and interest coverage tests, used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral debt securities and other assets may be used to pay principal of and interest on the subordinate classes of bonds and preferred shares in the applicable CDO. In the event the coverage tests are not satisfied, interest and principal that would otherwise be payable on the subordinate classes of bonds and preferred shares may be re-directed to pay principal on the senior bond classes. Therefore, failure to satisfy the coverage tests could adversely affect cash flows received by us from the CDOs and thereby our liquidity and operating results. As of

December 31, 2009, we were not in compliance with certain CDO II coverage tests and as a result, we are no longer receiving any regular cash payments from CDO II and we do not expect to receive any regular cash payments from CDO I or II for the foreseeable future.

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

Since December 31, 2008, we have seen a significant increase in CMBS 60-day and greater delinquencies and CMBS loan collateral entering our CMBS special servicing portfolio. The following table identifies trends in delinquency rates, special servicing rates, realized losses appraisal reductions and projected losses on our real estate loan collateral underlying our “first-loss” CMBS portfolio.

	December 31, 2008	September 30, 2009	December 31, 2009	March 31, 2010(1)	June 30, 2010(1)	September 30, 2010(1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
CMBS Portfolio
Total CMBS investments	26	26	26	25	25	25
Face amount of CMBS investments	$1,757,354	$1,717,495	$1,706,288	$1,512,373	$1,477,733	$1,363,247
CMBS investments in which JRT owns the first-loss position	21	21	21	19	19	19
Face amount of first-loss CMBS investments	$1,651,790	$1,628,104	$1,616,897	$1,423,683	$1,389,163	$1,277,988
Face amount of collateral pool for first-loss CMBS investments	$47,729,268	$46,988,003	$46,166,110	$40,558,585	$40,077,056	$39,699,611

Credit Statistics on Collateral Pool for First-Loss CMBS Investments
60-day+ delinquency amount	$392,963	$1,500,596	$1,543,098	$2,645,776	$3,044,466	$3,240,308
60-day+ delinquency rate	0.8%	3.2%	3.3%	6.5%	7.6%	8.2%

Special servicing amount	$713,515	$3,388,698	$3,107,147	$4,598,153	$4,487,474	$4,699,261
Special servicing rate	1.5%	7.2%	6.7%	11.3%	11.2%	11.8%

Realized losses to date	$3,404	$27,206	$37,575	$53,561	$112,341	$195,011
Appraisal reductions to date	$19,010	$395,556	$474,033	$650,888	$1,176,671	$1,246,161

Projected losses over life of collateral pool	$964,107	$1,686,918	$1,658,918	$2,025,503	$2,052,987	$2,491,627
Projected loss rate over life of collateral pool	2.0%	3.6%	3.6%	5.0%	5.1%	5.8%

(1)

On March 30, 2010, the Company sold its interest in two non-CDO CMBS investments in which it held the first-loss position. In one of these investments, the Company retained other CMBS bond classes which were not in the first-loss position.

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

The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of or actual economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying mortgage backed securities to make principal and interest payments or to refinance may be impaired. In this case, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities. As of December 31, 2009, $86.0 million, or approximately 43.7%, of the fair value of our investment portfolio consisted of non-investment grade subordinated CMBS.

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

Investments in mezzanine loans take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property. These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become unsecured as a result of foreclosure by the senior lender. In certain cases, borrowers may be able to make an accrual election whereby they forego making cash interest payments in exchange for accruing interest at a higher rate resulting in a mismatch in taxable income, cash flow from operations and cash available for distributions to shareholders. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the property owning entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. As a result or accrual elections, bankruptcy and borrower defaults, we may not recover some or all of our investment, which could result in losses. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. As of December 31, 2009, $111.1 million, or approximately 56.3%, of the fair value of our portfolio consisted of mezzanine loans.

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

Therefore, we may not be able to exercise control over the loan or investment with regards to the potential mismatch of equity in earnings and cash distributions from certain investments. As such, there may be instances whereby earnings from such investments are withheld from distribution to satisfy working capital needs, margin requirements or debt repayments, among other events.

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

Credit rating agencies may also change their methods of evaluating credit risk and determining ratings on securities backed by real estate loans and securities. These changes have increased in frequency over the past year and in the future may occur quickly and often. For example, during 2009, credit rating agencies downgraded original ratings on nearly all conduit and fusion CMBS issued in 2005 to 2007. These downgrades have had a material adverse affect on our business, financial condition, liquidity and results of operations.

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

With respect to CDO I, rating agency downgrades of collateral below “CC” requires redirection of cash flow from such downgraded bonds to more senior CDO I Notes Payable.

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

The real estate securities that we purchase in connection with privately negotiated transactions are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. A majority of the mortgage backed securities that we purchase are traded in private, unregistered transactions and are therefore subject to restrictions on resale or otherwise have no established trading market. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited and may, at times, require us to sell such investments at a loss. The mezzanine and mortgage loans we originate or purchase are particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default.

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

Neither we nor our manager have any employees. All of our officers are employees of J.E. Robert Company. We have no separate facilities and are completely reliant on our manager and J.E. Robert Company, which has significant discretion as to the implementation of our operating policies and strategies. Pursuant to a services agreement among us, our manager and J.E. Robert Company, our manager relies on J.E. Robert Company to provide our manager with the personnel, services and resources as needed by our manager to enable it to carry out its obligations and responsibilities under the management agreement. Our manager is not significantly capitalized and does not have its own facilities or employees separate from J.E. Robert Company. Mr. Joseph E. Robert, Jr. is the sole stockholder of J.E. Robert Company as of the date hereof. Mr. Robert beneficially owns a majority of the membership interests of our manager, and as a result, Mr. Robert is in a position to control the policies, decision making and operations of our manager. Since April 2009, we have paid the manager less than the agreed upon contractual base management fee or nothing at all. As a result, we are subject to the risk that our manager will terminate the management agreement and that no suitable replacement will be found to manage us. We believe that we are dependent, to a significant extent, upon the experience of certain of J.E. Robert Company’s executive officers, whose continued service is not guaranteed. If our manager terminates the management agreement or key officers leave our manager, we may be unable to execute our business plan.

There are conflicts of interest in our relationship with J.E. Robert Company and its affiliates, including with our manager, which could result in decisions that are not in the best interests of our stockholders.

Our chairman and chief executive officer and each of our executive officers also serve as officers of our manager and other J.E. Robert Company affiliates. Certain senior officers of J.E. Robert Company, some of whom are also our officers and directors, and their affiliates beneficially own all of the outstanding membership interests of our manager. J.E. Robert Company, and affiliates of J.E. Robert Company currently manage and invest in other real estate-related investment entities. The personnel provided to us through our manager are not required to devote a specific amount of time to our business. At the time of our formation when our management agreement, incentive plan, conflicts policy and other organizational matters were approved for us, Mr. Robert was the sole stockholder of J.E. Robert Company, was our sole stockholder and our sole director. As a result, these matters were not negotiated at arm’s length, and their terms, including fees payable to our manager, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may enter into transactions in the future with J.E. Robert Company and its affiliates that may result in conflicts of interest. In addition, we have agreed to indemnify J.E. Robert Company and our manager and their respective directors and officers with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their respective duties, performed in good faith in accordance with and pursuant to the management agreement and the related services agreement.

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

Our manager is an affiliate of J.E. Robert Company, which also manages other private equity funds through other management companies. Two of these funds, JER Fund IV and the US Debt Fund (for which we serve as co-manager with JER Fund IV), have overlapping investment objectives with us. JER Fund IV invests in a wide range of commercial real estate equity and debt assets, including direct ownership of real estate, non-conduit commercial mortgage backed securities, equity securities, preferred equity and high yield debt (typically with equity participation). The US Debt Fund invests in loans secured, directly or indirectly, by real estate, including B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products such as CMBX and credit default swaps (collectively, “Targeted Investments”). We target primarily conduit commercial mortgage backed securities, mezzanine loans, net leased real estate, and commercial mortgage loans. Because J.E. Robert Company makes investment decisions for us through our manager and for these other funds through certain of its other subsidiaries, there may be conflicts of interest at J.E. Robert Company as to which investment opportunities are allocated to each of fund.

We must abide by the terms of the conflicts of interest policy developed by J.E. Robert Company with respect to conflicts of interest among us, JER Fund IV and the US Debt Fund. To the extent that specific investment opportunities are determined by J.E. Robert Company to be suitable for and advantageous to each of these funds, J.E. Robert Company will allocate the opportunities equally among the funds wherever reasonably practicable. Where J.E. Robert Company determines that an equal allocation is not reasonably practicable (but subject to the required allocation of Targeted Investments to the US Debt Fund under the US Debt Fund Limited Partnership Agreement), it will allocate that investment in a manner that it determines in good faith to be fair and reasonable, including solely to JER Fund IV or the US Debt Fund. Therefore, the J.E. Robert Company conflicts policy may at times prevent us from acquiring a 100% interest or even a partial interest in certain attractive investments.

The J.E. Robert Company conflicts policy permits us to own debt securities and loans relating to real estate assets in which JER Fund IV or the US Debt Fund owns an equity position, but in order to prevent different funds managed by J.E. Robert Company from holding opposing interests in a foreclosure or workout, in the event of a default in respect of such debt, all foreclosure and workout decisions are required to be made by a co-investor in such debt that is unaffiliated with the J.E. Robert Company, if there is one, or, if not, then by a servicer unaffiliated with the J.E. Robert Company. Therefore, we may be required to delegate the authority to assert our rights in respect of debt securities or loans relating to real estate in a foreclosure or workout situation to a third party, which would not necessarily have the same interests as us in or be as effective as us at resolving such foreclosure or workout.

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

Mr. Joseph Robert, Jr. is our chairman and chief executive officer and the executive chairman of our manager. As of the date hereof, Mr. Robert beneficially owns a majority of the membership interests of our manager and approximately 8.4% of our common stock. As a result, Mr. Robert has significant control over us, particularly our management. Mr. Robert may exercise his influence over us and make decisions with which you may disagree.

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

We operate in a manner intended to allow us to qualify as a REIT for federal income tax purposes. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes, and the tax treatment of participation interests that we hold in mortgage loans and mezzanine loans, may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or other issuers will not cause a violation of the REIT requirements. If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT.

Dividends payable by REITs do not qualify for the reduced tax rates.

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

We generally must distribute annually at least 90% of our net taxable income, excluding any net capital gains, in order for corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. Although we intend to make distributions to our stockholders to comply with the requirements of the Internal Revenue Code, we may, from time to time, generate taxable income greater than our net cash provided by operations. For example, we may be required to accrue income from mortgage loans, mortgage backed securities, CDOs, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. In addition, we may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them due to the accrual of market discount or original issue discount. Finally, we may be required to report income in excess of amounts received by the CDOs in which we invest even though we may be unable to receive corresponding cash distributions from those CDOs in respect of those amounts. During the twelve months ended December 31, 2009, we generated an ordinary tax loss of $14.5 million, compared to a GAAP net loss of $76.8 million and $33.7 million of net cash provided by operations (per our statement of cash flows).

As a result, we may find it difficult to satisfy the REIT distribution requirements in certain circumstances. In particular, where we experience differences in timing between the recognition of taxable income and the net cash provided by operations, the requirement to distribute a substantial portion of our taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of our shares as part of a distribution in which shareholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with REIT requirements. In addition, any capital losses related to the sales of our investments may not reduce ordinary taxable income and corresponding distribution requirements to shareholders. Capital losses may only be used to offset capital gains; however, such capital losses may be carried forward to future years to offset future capital gains.

We have in the past chosen, and may in the future choose, to pay dividends in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.

We have in the past distributed, and may in the future distribute, taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Under IRS Revenue Procedure 2009-15, amplified and superseded IRS Revenue Procedure 2010-12, up to 90% of any such taxable dividend for taxable years 2008 through 2011 could be payable in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

Further, while Revenue Procedures 2009-15 and 2010-12 apply only to taxable dividends payable in cash or stock with respect to the taxable years 2008 through 2011, it is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock in later years. Moreover, various aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

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

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute gross income for purposes of the 75% or 95% REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the REIT gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes in hedged items than we would otherwise incur.

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

Risks Related to Trading of our Common Stock

Our Common Stock is no longer traded on the NYSE.

On March 26, 2009, we received written notice from the NYSE that we were not in compliance with the NYSE’s continued listing standards applicable to us requiring that we maintain a 30-day trailing average global equity market capitalization of at least $15.0 million. The NYSE permanently suspended trading of our common stock prior to the market open on April 1, 2009. Since April 1, 2009 through April 5, 2010, our common stock was quoted on the over-the-counter bulletin board, or OTC BB, under the ticker symbol of JERT. Thereafter, we have been and are currently quoted on the Pink Sheets under the ticker symbol JERT.

The delisting of our common stock has reduced its liquidity and market price compared to its liquidity and market price traded on the NYSE, as well as, our ability to attract new capital, retain, attract and motivate our directors and officers, and to compensate our manager, all of whom may receive equity awards from us as compensation.

We no longer file reports with the SEC.

On March 31, 2010, we filed a Form 15 with the SEC and ceased to be an SEC reporting company. Since we are no longer an SEC reporting company, the information contained in previously filed SEC reports is not current and circumstances may have changed significantly since the dates of such filings.

In addition, this Annual Report on Form 10-K is being filed by the Company subsequent to its due date due to financial and logistical constraints. The information contained in this report is presented as of the date indicated herein, unless otherwise stated, and does not fully reflect the Company’s financial or operating performance subsequent to December 31, 2009.

The market price and trading volume of our common stock may be volatile.

On July 13, 2005, we completed an initial public offering of our common stock. We cannot assure you that there will be an active trading market in our common stock since it was delisted from the NYSE on April 1, 2009. Even if an active trading market for our common stock evolves, the market price of our common stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the purchase price you paid to acquire them. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common shares include:

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

We expect to make distributions to our stockholders in amounts such that we distribute all or substantially all of our taxable income, if any, in each year, subject to certain adjustments. We have not established a minimum distribution payment level, and our ability to make distributions may be adversely affected by the risk factors described in this report, including a downturn in our operating results and financial performance, lack of liquidity or a decline in the value of our asset portfolio. All distributions, if any, will be made at the discretion of our board of directors and will depend on our earnings and cash flow, our financial condition, maintenance of our REIT status and other factors as our board of directors may deem relevant from time to time. We did not generate taxable income in 2009 and therefore did not declare any dividends in 2009. We may not be able to generate taxable income or make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of taxable income, such distributions would generally be considered a return of capital for federal income tax purposes.

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

J.E. Robert Company leases its principal executive and administrative offices, from which it provides services to our manager pursuant to the management agreement and the services agreement, at 1650 Tysons Blvd, Suite 1600, McLean, Virginia 22102; tel: (703) 714-8000. J.E. Robert Company and its affiliates lease additional offices in California, Illinois, New York, Texas, the United Kingdom and the Czech Republic.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not party to any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on Monday, June 28, 2010, in McLean, Virginia, at which the following matters were submitted to a vote of the stockholders:

a) Votes regarding the election of the persons named below as Directors for a term expiring in 2010 were as follows:

Director	For	Withheld	Total
Joseph E. Robert, Jr.	2,397,542	738,531	3,136,073
Daniel J. Altobello	2,398,475	737,598	3,136,073
Peter D. Linneman	2,418,141	717,932	3,136,073

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 26, 2009, we received written notice from the NYSE that we were not in compliance with the NYSE’s continued listing standards applicable to us requiring that we maintain a 30-day trailing average global equity market capitalization of at least $15.0 million. The NYSE permanently suspended trading of our common stock prior to the market open on April 1, 2009. Since April 1, 2009 through April 5, 2010, our common stock was quoted on the over-the-counter bulletin board, or OTC BB, under the ticker symbol of JERT. Thereafter, we have been and are currently quoted on the Pink Sheets under the ticker symbol JERT.

The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE, the OTC BB and the Pink Sheets for our common stock and the distributions we declared with respect to the periods indicated, adjusted for our 1-for-10 reverse stock split effected February 20, 2009.

	High	Low	Dividends Declared Per Share
First Quarter 2007	$215.40	$166.40	$4.40
Second Quarter 2007	193.30	144.60	4.49
Third Quarter 2007	151.90	80.00	4.50
Fourth Quarter 2007	135.30	83.80	11.00	(1)

First Quarter 2008	112.00	75.10	—
Second Quarter 2008	92.80	62.30	6.00
Third Quarter 2008	77.30	42.60	3.00
Fourth Quarter 2008	54.50	8.50	8.80	(2)

First Quarter 2009	10.60	0.65	—
Second Quarter 2009	0.78	0.28	—
Third Quarter 2009	0.75	0.28	—
Fourth Quarter 2009	0.75	0.08	—

(1)	Includes a special cash dividend of $6.50 per share of common stock.
(2)	Includes a special dividend of $5.80 per share of common stock.

As of November 30, 2010, there were approximately 124 shareholders of record.

Dividends

We intend to declare distributions on our common stock only as necessary to satisfy REIT requirements. No assurance, however, can be given as to the amounts or timing of future distributions, as such distributions are subject to the discretion of our board of directors and will depend on a number of factors including; our actual results of operations; restrictions under Maryland law; the timing of the investment of our equity capital; the amount of our net cash provided by operating activities; our financial condition; our debt service requirements including margin calls and scheduled principal amortization on repurchase agreements; our capital expenditure requirements; our taxable income, if any; the annual distribution requirements under the REIT provisions of the Internal Revenue Code; our operating expenses; and other factors our board of directors deems relevant.

Issuer Purchases of Equity Securities

During the year ended December 31, 2009, the Company did not purchase any shares of its equity securities registered pursuant to Section 12(b) of the Exchange Act.

Securities Authorized for Issuance Under Equity Compensation Plans

In June 2007, we issued to each of our five independent directors 200 shares of restricted common stock pursuant to the terms of the restricted stock grant in our Amended Nonqualified Stock Option and Incentive Award Plan (the “Amended Plan”). One half of the restricted stock granted to each of these directors vested as of the date of grant and the second half vested in June 2008. The issuance of these 1,000 shares was not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(2) thereof. As of December 31, 2009, we have granted an aggregate of 4,000 shares of restricted stock and 2,805 deferred share units to our independent directors.

In April 2007, certain of our officers and employees of an affiliate of the manager were awarded 12,450 restricted shares of common stock pursuant to the terms of the restricted stock agreement in our Nonqualified Stock Option and Incentive Awards plan (the “Plan”). These shares are subject, in each case, to vesting over three years. 50% of these shares vest ratably over three years, subject to continued employment with affiliates of our Manager. The remaining 50% of these shares vest subject to continued employment with affiliates of our Manager and graded vesting commencing in March 2008 based on achievement of certain market conditions. As of December 31, 2009, 5,525 of these restricted shares had been forfeited and 3,925 have vested.

In July 2007, we granted 1,250 shares of restricted stock to an employee of an affiliate of our manager. As of December 31, 2009, 834 of these shares have vested.

In May 2006, we granted our former president 6,000 restricted shares of common stock and 15,000 stock options on our common stock under the Plan. These 6,000 shares were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(2) thereof. With respect to the restricted shares of common stock, 50% of these shares vested ratably over five years, subject to continued employment with affiliates of our manager. The remaining 50% of these shares vested subject to continued employment with affiliates of our manager and graded vesting commencing in June 2009 based on achievement of certain conditions. As of December 31, 2009, 1,800 restricted shares have vested. On July 15, 2009, our former president resigned from his position with our manager and 4,200 shares of our common stock and the options to purchase 15,000 shares of our common stock were forfeited.

The following table sets forth our securities available for future issuance under our equity compensation plans as of December 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders :
The Plan	—	$—	—
The Amended Plan	2,805	N/A	131,465
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,805	$—	131,465

As of December 31, 2009, we had a total of 5,831,029 shares of common stock issued and outstanding.

Performance Graph

Set forth below is a line graph comparing the cumulative total stockholder return on shares of our Common Stock with the cumulative total return of the SNL Finance REIT Index and the Russell 2000 Stock Index. The period shown commences on July 15, 2005, the date that our Common Stock was registered under Section 12 of the Securities Exchange Act of 1934, and ends on December 31, 2009, the end of our last fiscal year. The graph assumes an investment of $100 on July 15, 2005 and the reinvestment of any dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance. The information included in the graph and table below was obtained from SNL Financial LC, Charlottesville, Va.© 2010.

In accordance with the rules of the SEC, this section entitled “Performance Graph” shall not be incorporated by reference into any of our future filings under the Securities Act or the Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA (Amounts are presented in thousands except for per share data and as otherwise noted)

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

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Income Statement Data:
Total revenue	$62,320	$108,117	$134,641	$74,010	$36,418
Expenses:
Interest expense	26,731	52,989	75,984	26,662	5,926
Management fees, affiliate	4,151	6,725	7,331	7,631	5,604
Incentive fees, affiliate	—	—	826	—	—
Depreciation and amortization of real estate assets	—	—	1,128	23	—
General and administrative	7,010	7,037	7,648	7,262	4,512

Total expenses	37,892	66,751	92,917	41,578	16,042

Other gains (losses)
Unrealized loss on financial assets financed with CDOs	(171,689)	(454,232)	—	—	—
Unrealized gain, net, on CDO related financial liabilities	115,395	438,046	—	—	—
Loss on interest rate swaps	(23,232)	(17,238)	—	—	—
Loss on impairment of CMBS	(26,496)	(163,017)	(4,434)	(719)	—
Unrealized gain (loss), net, on real estate loans held for sale	—	13,866	(13,866)	—	—
Unrealized gain (loss) on non-CDO related interest rate swaps	13,860	(13,516)	—	—	—
Unrealized loss due to hedge ineffectiveness	—	—	(361)	—	5
Gain on exchange and cancellation of TRUPs	3,175	—	—	—	—
Loss on sale of real estate loans held for sale	—	(92,541)	—	—	(821)
Loss on termination of interest rate swaps	(12,280)	(6,885)	—	—	—

Total other gains (losses)	(101,267)	(295,517)	(18,661)	(719)	(816)

Net (loss) income	$(76,839)	$(254,151)	$23,063	$31,713	$19,560

(Losses) earnings per share:
Basic	$(14.57)	$(98.75)	$8.97	$12.35	$10.79
Diluted	$(14.57)	$(98.75)	$8.97	$12.34	$10.79
Weighted average number of common shares outstanding:
Basic	5,274	2,574	2,570	2,569	1,812
Diluted	5,274	2,574	2,572	2,570	1,812
Other Data:
Dividends declared per common share	$—	$17.80	$24.40	$18.10	$6.33

	As of December 31,
	2009	2008	2007	2006	2005
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$668	$8,357	$87,556	$143,443	$151,706
Restricted cash	6,874	1,149	6,687	83,085	108
CMBS financed by CDOs, at fair value	74,838	180,210	562,056	747,087	304,984
CMBS not financed by CDOs, at fair value	11,173	42,432	155,384	43,116	111,880
Real estate loans, held for investment, at fair value at December 31, 2009 and 2008 and amortized cost at December 31, 2007, 2006 and 2005, respectively	111,085	189,980	274,734	287,845	81,696
Real estate loans, held for sale, at lower of cost or fair value	—	—	221,599	—	—
Real estate assets, net	—	—	—	38,740	—
Investment in unconsolidated joint ventures	65	843	40,764	—	—
Total assets	210,515	434,801	1,376,181	1,367,961	659,176

Dividends payable	—	2,274	28,391	18,523	8,477
CDO notes payable, at fair value at December 31, 2009 and 2008; face amount at December 31, 2007, 2006 and 2005, respectively	117,233	211,695	974,578	974,578	266,255
Repurchase agreements	6,966	16,108	261,864	—	—
Junior subordinated notes	59,028	—	—	—	—
Junior subordinated debentures	—	61,860	61,860	—	—
Notes payable	10,837	500	—	—	—
Total liabilities	237,622	388,438	1,365,383	997,980	278,606
Stockholders’ equity (deficit)	(27,107)	46,363	10,798	369,981	380,570

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts are presented in thousands except for share and per share data and as otherwise noted)

The following should be read in conjunction with the consolidated financial statements and notes included herein. Amounts are presented in thousands except for share and per share data and as otherwise noted.

General

JER Investors Trust Inc. is a specialty finance company organized by J.E. Robert Company primarily to invest in real estate debt securities and loans and fee interests in net leased real estate assets. We were formed in April 2004 and we completed our initial public offering in July 2005. We are externally managed and advised by JER Commercial Debt Advisors LLC (our “manager”), an affiliate of J.E. Robert Company. J.E. Robert Company and its affiliates is a real estate investment management firm. We depend on the knowledge and substantial resources of J.E. Robert Company and our affiliates attempt to take advantage of commercial real estate structured finance products. We invest primarily in loans and debt securities and our target investments include commercial real estate structured finance products such as commercial mortgage backed securities (commonly known as CMBS), mezzanine loans and B-Note participations in mortgage loans, as well as whole commercial mortgage loans, loans to real estate companies, preferred equity, and net leased real estate. Although we have not to date, we may also invest in single-family residential mortgages and related securities.

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

We are organized and conduct our operations to allow us to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, among other restrictions and limitations, we will generally not be subject to federal income tax on that portion of our taxable income, if any, that is distributed to stockholders if we distribute at least 90% of our REIT taxable income to our stockholders by the due date of our federal income tax return and comply with various other requirements.

Trends

Since the second half of 2007 and continuing through 2009, severe credit and liquidity issues continue to negatively impact the asset-backed and corporate fixed income markets, as well as the equity securities of financial institutions, homebuilders and real estate companies. During this time, nearly all securities markets experienced decreased liquidity and greater risk premiums as concerns about the outlook for the U.S. and world economies increased. As the U.S. economy has slowed, we have experienced greater delinquencies and worsening credit performance from the assets underlying our CMBS and real estate loan portfolios. These concerns continue and risk premiums in many capital markets remain at or near all-time highs with liquidity extremely low compared to historical standards or virtually non-existent. As a result, many commercial real estate finance and financial services industry participants, including us, have reduced or eliminated new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, we are focused on actively managing credit risk and maintaining liquidity to the extent possible. However, current market conditions as well as our current liquidity condition, make this extremely difficult and challenging.

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

Going Concern: We are in default of our payment obligations under our ISDA Master Agreement, dated as of December 1, 2004 (as subsequently amended) with National Australia Bank Limited (the “NAB Note Payable”) and the $70.3 million of junior subordinated notes due in 2037 (“the Junior Subordinated Notes”). As a result of these defaults, the current level of available cash, the redirection of cash flow from CDO I and II, declines in cash flow from our non-CDO CMBS investments, the redirection of cash flows from assets serving as collateral under our JPMorgan repurchase agreement facility and the $3.3 million of unfunded capital commitments related to our investment in the US Debt Fund, there is substantial doubt about our ability to continue as a going concern.

Currently, our primary source of liquidity is from our non-CDO CMBS investments. We are no longer receiving current distributions from our retained interests in CDO I and CDO II, and we do not expect to receive distributions from such CDO’s for the foreseeable future, if at all. In addition, our Limited Partner interest in the US Debt Fund investment is not expected to generate any liquidity to us in the next year as we anticipate that future distributions from the US Debt Fund will be retained by the US Debt Fund to reduce our unfunded capital call obligations for the foreseeable future. As a result, we are focused on seeking to preserve liquidity by minimizing our non-CDO cash operating costs to the extent possible, primarily by (i) ceasing management fee payments to our external manager effective December 2009, after significantly reducing such cash payments from April 2009 to November 2009, (ii) filing a Form 15 with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 and ceasing to be an SEC reporting company which will reduce administrative costs, and (iii) effective January 1, 2010, discontinuing payments currently due on our NAB Note Payable and Junior Subordinated Notes.

Should our lenders under the Junior Subordinated Notes or the NAB Note Payable demand immediate repayment of all of our obligations, we will likely be unable to pay such obligations. In such event, we may have to recapitalize, refinance our obligations, sell some or all of our assets at prices below current estimated fair value or seek to liquidate or reorganize under Chapter 7 or Chapter 11, respectively, of the United States Bankruptcy Code. If we reorganized under Chapter 11 or liquidated under Chapter 7 of the United States Bankruptcy Code, it is expected that our common stockholders would not recover any value and unsecured creditors, including holders of the Junior Subordinated Notes and NAB Note Payable, would receive little, if any, value in relation to the outstanding principal amounts of the Company’s unsecured debt.

The following table identifies quarterly cash receipts from our investments from January 1, 2009 to September 30, 2010 (all amounts in table are unaudited).

	For the Three Months Ending				For the Twelve Months Ending December 31, 2009	For the Three Months Ending
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009		March 31, 2010		June 30, 2010	September 30, 2010
Non-CDO CMBS currently held by JRT	$4,973	$2,128	$1,858	$1,223	$10,182	$994		$588	567
Non-CDO CMBS sold in March 2010	1,934	1,839	1,795	1,730	7,298	6,886	(1)	—	—
CDO I retained interest	650	449	—	—	1,099	—		—	—
CDO II retained interest	1,380	—	—	—	1,380	—		—	—
US Debt Fund	—	—	—	—	—	—		—	—

Total	$8,937	$4,416	$3,653	$2,953	$19,959	$7,880		$588	$567

(1)	Includes proceeds from sale of these bonds of $5.5 million and interest payments of $1.4 million, compared to a December 31, 2009 estimated fair value of $6.4 million.

As noted above, our cash receipts have declined significantly over 2009 and 2010 and we expect that our cash receipts will continue to decline as delinquencies and special servicing transfers on loans underlying our CMBS investments continue to increase.

Credit Market, Spreads and Valuation: Since the second half of 2007 and continuing through 2009, the credit markets experienced a severe dislocation, with significant spread widening on virtually all credit and structured finance products. This has caused a de-leveraging throughout the financial services sector as a whole and, in particular, the commercial real estate market. The spread widening has a direct inverse relationship with valuations of our investments so as spreads increase, values decline. The impact has been greater on the longer-term fixed rate assets as the duration of these assets is longer than shorter term floating rate assets. An example of this spread widening is evidenced by trends in the CMBS market, primarily on subordinate CMBS and mezzanine loans, which constitute nearly all of our assets.

This credit market dislocation has had a substantial effect on market participants. These disruptions have led to, among other things, significant declines in the fair value of many mortgage related investment securities, as well as a significant contraction in short-term and long-term funding sources. As a result, many investment vehicles indicate difficulty valuing certain of their holdings and/or obtaining sustainable long-term sources of capital to adequately finance their businesses.

Since December 31, 2008, we have seen a significant increase in CMBS 60-day and greater delinquencies and CMBS loan collateral entering our CMBS special servicing portfolio. The following table identifies trends in delinquency rates, special servicing rates, realized losses, appraisal reductions and projected losses on our real estate loan collateral underlying our “first-loss” CMBS portfolio.

	December 31, 2008	September 30, 2009	December 31, 2009	March 31, 2010(1)	June 30, 2010(1)	September 30, 2010(1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
CMBS Portfolio
Total CMBS investments	26	26	26	25	25	25
Face amount of CMBS investments	$1,757,354	$1,717,495	$1,706,288	$1,512,373	$1,477,733	$1,363,247
CMBS investments in which JRT owns the first-loss position	21	21	21	19	19	19
Face amount of first-loss CMBS investments	$1,651,790	$1,628,104	$1,616,897	$1,423,683	$1,389,163	$1,277,988
Face amount of collateral pool for first-loss CMBS investments	$47,729,268	$46,988,003	$46,166,110	$40,558,585	$40,077,056	$39,699,611

Credit Statistics on Collateral Pool for First-Loss CMBS Investments
60-day+ delinquency amount	$392,963	$1,500,596	$1,543,098	$2,645,776	$3,044,466	$3,240,308
60-day+ delinquency rate	0.8%	3.2%	3.3%	6.5%	7.6%	8.2%

Special servicing amount	$713,515	$3,388,698	$3,107,147	$4,598,153	$4,487,474	$4,699,261
Special servicing rate	1.5%	7.2%	6.7%	11.3%	11.2%	11.8%

Realized losses to date	$3,404	$27,206	$37,575	$53,561	$112,341	$195,011
Appraisal reductions to date	$19,010	$395,556	$474,033	$650,888	$1,176,671	$1,246,161

Projected losses over life of collateral pool	$964,107	$1,686,918	$1,658,918	$2,025,503	$2,052,987	$2,491,627
Projected loss rate over life of collateral pool	2.0%	3.6%	3.6%	5.0%	5.1%	5.8%

(1)

On March 30, 2010, the Company sold its interest in two non-CDO CMBS investments in which it held the first-loss position. In one of these investments, the Company retained other CMBS bond classes which were not in the first-loss position.

CMBS and Other Debt Issuance: During the twelve months ended December 31, 2009, total U.S. CMBS issuances totaled $3.0 billion compared to approximately $12.1 billion and $230.2 billion, respectively, during the twelve months ended December 31, 2008 and 2007, with 2007 representing the historic peak year of CMBS issuances. This decrease is a direct result of the dramatic slowdown in the pace of lending by CMBS originators. We do not anticipate any significant new issue CMBS securitization activity in the near future.

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

Competition: Recently, as a result of volatile market conditions, we have seen competitors leave the market and other competitors enter the market. In the short to medium-term, we expect market participants to be impacted by continued market volatility. Over the long-term, we expect to face increased competition for our targeted investments. However, over the long-term, we believe borrowers need a full range of financing options to make acquisitions, particularly on larger assets where substantial equity commitments are required.

During 2009, many peers of our manager formed new commercial mortgage REITs which completed public offerings. Some of these may compete against us in the future. Given the limited liquidity and capital available to us, we do not expect to acquire additional investments for the foreseeable future.

Financing Environment: Primarily as a result of declining collateral values, we and other market participants have experienced significant margin call activity on our repurchase agreement facilities since 2007. Concurrent with decreases in value, the availability of short to medium-term financing has become extremely limited. This reduction in availability of financing has been compounded by the elimination of several key lenders in the market through the much publicized mergers, bankruptcies, conservertorships and liquidations in the financial services sector.

From a long-term debt perspective, the ability to leverage our assets or potential assets through offerings of commercial real estate debt obligations (“CRE CDO”) is effectively non-existent. The current state of the CMBS and CRE CDO markets has had a negative impact on our leveraged returns and our ability to successfully match-fund liabilities associated with our investments.

Issuances of Common Stock

On December 16, 2008, we declared a dividend of $8.80 to be paid on January 30, 2009. Pursuant to the applicable prospectus supplement, shareholders had the option of electing either cash or stock with total cash payments by us not to exceed $2.3 million. As a result of shareholder elections, we paid shareholders $2.3 million and issued 23,978,905 shares of common stock on January 30, 2009. On February 13, 2009, we declared a 1-for-10 reverse stock split which was effective February 20, 2009. As of December 31, 2009, we had a total of 5,831,029 shares of common stock issued and outstanding.

During the twelve months ended December 31, 2009, in connection with the exchange and cancellation of our TRUPs, we issued 849,109 shares of unregistered common stock.

On March 26, 2009, we received written notice from the NYSE that we were not in compliance with the NYSE’s continued listing standards applicable to us requiring that we maintain a 30-day trailing average global equity market capitalization of at least $15.0 million. The NYSE permanently suspended trading of our common stock prior to the market open on April 1, 2009. Since April 1, 2009 through April 5, 2010, our common stock was quoted on the over-the-counter bulletin board, or OTC BB, under the ticker symbol of JERT. Thereafter, we have been and are currently quoted on the Pink Sheets under the ticker symbol JERT.

Critical Accounting Policies

Our most critical accounting policies relate to our ability to continue as a going concern, investment consolidation, revenue recognition, securities valuation and impairment, derivative accounting and income taxes. Each of these items involves estimates that require management to make judgments that are subjective in nature. We rely on J.E. Robert Company and its affiliates’ experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under different conditions, we could report materially different amounts using these critical accounting policies.

Going Concern: A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate our assets or have no other alternative but to liquidate our assets. As a result of the outstanding payment defaults on our NAB Note Payable and Junior Subordinated Notes, the current level of available cash, the redirection of cash flow from CDO I and CDO II, declines in cash flow from our non-CDO CMBS investments, the redirection of cash flow from assets serving as collateral under our JPMorgan repurchase agreement facility, and unfunded capital commitments related to our investment in the US Debt Fund, there is substantial doubt about our ability to continue as a going concern. While we have prepared our consolidated financial statements on a going concern basis, if we are unable to successfully cure our payment defaults on the NAB Note Payable and Junior Subordinated Notes, reduce operating expenses, sell assets or receive additional funding, our ability to continue as a going concern may be impacted. Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business. Our consolidated financial statements included in this Form 10-K do not reflect any adjustments that might specifically result from the outcome of this uncertainty.

Investment Consolidation. For each investment we make, we evaluate the underlying entity that issued the securities we acquired or to which we made a loan in order to determine the appropriate accounting. We refer to guidance in ASC Section 860-10-40, Transfers to Qualifying Special Purpose Entities” ASC 810-10, Consolidation, in performing our analysis. ASC 810-10 addresses consolidation of certain entities in which voting rights are not effective in identifying an investor with a controlling financial interest. An entity is considered a variable interest entity (“VIE”) and subject to consolidation if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns. Variable interest entities within the scope of ASC 810-10 are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, its expected returns, or both.

Our ownership of the subordinated classes of CMBS from a single issuer gives us the right to control the foreclosure/workout process on the underlying loans (“Controlling Class CMBS”). ASC 810-10 has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a qualifying special-purpose entity (“QSPE”) does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. ASC 860-10-40 provides the requirements for an entity to be considered a QSPE. To maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust’s QSPE status can be impacted in future periods by activities of its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent our CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, we record the investments at the purchase price paid. To the extent the underlying trusts are not QSPEs, we follow the guidance set forth in ASC 810-10 as the trusts would be considered VIEs.

We have analyzed the governing pooling and servicing agreements for each of our subordinated class CMBS investments and believe the terms are consistent with industry standards and the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria. In June 2009, the FASB issued guidance thereby (i) removing the concept of a qualifying special purpose entity (SPE) and eliminates the exception for qualifying SPEs from the consolidation guidance. We may be required to adopt this guidance on January 1, 2010 and are currently evaluating the impact on our consolidated financial statements, however, we currently believe that the presentation of our consolidated financial statements may prospectively change significantly upon adoption.

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

The table below details information about our CMBS investments, including the purchase date, the face amount of the total CMBS issuance, the original and current face amounts of our CMBS investments, and the amortized cost, net of impairment charges, of our CMBS investments as of December 31, 2009 and 2008, respectively:

CMBS Trust	Investment Date	Total Original Face Amount of CMBS Issuance	Original Face Amount of Investment	Face Amount as of December 31,		Amortized Cost(1) as of December 31,
				2009	2008	2009	2008
MACH One 2004-1	July 2004	$643,261	$50,637	$31,724	$47,897	$1,510	$5,191
CSFB 1998-C1(2)	August 2004	2,482,942	12,500	12,500	12,500	3,512	4,256
CSFB 2004-C4	November 2004	1,138,077	52,976	42,976	43,098	2,821	6,580
MLMT 2004-BPC1	November 2004	1,242,650	76,986	48,518	48,547	5,346	9,251
JPMCC 2004-C3	December 2004	1,517,410	81,561	59,849	63,154	2,410	11,248
JPMCC 2005-CIBC11	March 2005	1,800,969	70,035	59,926	64,914	3,552	8,942
BACM 2005- 1	April 2005	2,322,091	84,663	72,163	72,163	7,372	13,621
LB UBS 2005-C2(2)	April 2005	1,942,131	7,000	4,500	4,500	949	1,752
CSFB 2005-C2	May 2005	1,614,084	82,261	61,695	65,697	—	3,128
LB UBS 2005-C3	June 2005	2,060,632	39,335	39,335	39,335	172	2,917
JPMCC 2005-CIBC12	July 2005	2,167,039	70,429	70,099	70,405	—	5,289
JPMCC 2005-LDP4	September 2005	2,677,075	90,352	86,321	90,352	4,164	10,428
MSCI 2005-IQ10	October 2005	1,546,863	55,274	55,274	55,274	2,393	6,883
MLMT 2005 CK I1	December 2005	3,073,749	96,066	88,537	96,066	6,220	11,754
MSC 2006 HQ8	March 2006	2,731,231	105,707	105,707	105,707	5,590	13,315
JPMCC 2006-CIBC15	June 2006	2,118,303	71,493	71,984	71,493	—	5,829
CGCMT 2006-C4	June 2006	2,263,536	84,395	83,339	84,395	3,310	10,974
MSCI 2006- HQ9	August 2006	2,565,238	81,338	79,677	81,338	5,647	10,399
MLMT 2006- C2	August 2006	1,542,697	60,067	55,987	60,067	81	9,951
JPMCC 2006- LDP8	September 2006	3,066,028	107,158	107,158	107,158	5,909	15,279
CD 2006- CD3	October 2006	3,571,361	110,713	106,439	110,713	2,804	11,513
MSCI 2007- HQ11(3)	February 2007	2,417,647	89,530	88,895	88,895	4,332	11,109
GCCFC 2007- GG9(2)	March 2007	6,575,924	34,167	34,167	34,167	3,021	6,185
JPMCC 2007- LDP10	March 2007	5,331,517	151,616	151,616	151,616	153	15,643
WAMU 2007- SL3(2)	June 2007	1,284,473	6,500	6,500	6,500	896	1,465
JPMCC 2007- LDP12(3)	August 2007	2,310,556	81,402	81,402	81,403	2,937	7,845

Total		$62,007,484	$1,854,161	$1,706,288	$1,757,354	$75,101	$220,747

(1)

The decline in amortized cost from December 31, 2008 to December 31, 2009 is due primarily to the recognition of impairments totaling $21.9 million and basis writedowns totaling $96.0 million during the twelve months ended December 31, 2009.

(2)	Represents an investment where we have only invested in the classes that are senior to “first-loss” CMBS bonds issued by the trust.
(3)	On March 30, 2010, we sold certain non-CDO CMBS investments which served as collateral for our repurchase agreement with a face amount of $152.9 million for $5.5 million.

Our maximum carrying value exposure to loss as a result of our investment in these securities totaled $86.0 million and $222.6 million as of December 31, 2009 and 2008, respectively. However, we have reduced our maximum economic loss exposure through the use of non-recourse financing vehicles for these investments financed by CDOs.

The financing structures we offer to our borrowers on certain of our loans involve the creation of entities that could be deemed VIEs. We have evaluated these entities and have concluded that none of them are VIEs that are subject to consolidation.

In November 2005 and October 2006, we issued two CDOs through wholly owned subsidiaries as more fully discussed in Liquidity and Capital Resources . We have accounted for these transactions as financings, and the anticipated variability of each CDO’s results are absorbed by us as the holder of the non-investment grade notes and preferred shares of such CDOs. We concluded that consolidation of both CDOs is required as a consequence of this exposure.

In April 2007, we created a trust subsidiary for the purpose of issuing TRUPs. The trust is considered a VIE and it was determined that we are not the primary beneficiary of the trust as we do not hold a variable interest in the trust. Accordingly, the trust is accounted for using the equity method of accounting. In May 2009, we entered into an agreement to exchange and cancel all TRUPs issued through this subsidiary and we intend to dissolve this subsidiary in the future. See Liquidity and Capital Resources—Junior Subordinated Debentures and Notes for additional information.

In December 2007, we entered into an agreement to invest up to $10.0 million into a fund, defined as the JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”), established to buy loans secured, directly or indirectly, by commercial real estate, including B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products such as CMBX. The US Debt Fund is not considered a VIE. Accordingly, the US Debt Fund is accounted for using the equity method of accounting. Although the US Debt Fund is not a VIE, we determined that these entities should not be consolidated given the rights afforded to the other partners in those entities.

We determine if our real estate loans should be accounted for as loans, real estate investments or equity method joint ventures in accordance with AICPA Practice Bulletin No. 1 on acquisition, development or construction (“ADC”) arrangements. To date, we have accounted for all of our arrangements as loans based on the guidance set forth in the Practice Bulletin.

We acquire participating interests in commercial real estate first mortgage loans and mezzanine loans. When we initially invest in loan participations, they are evaluated to determine whether the participation interest meets the definition of a debt security. To the extent a given loan participation meets the definition of a debt security, the participation will be accounted for according to the guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, also known as ASC 320-10, Investments—Debt and Equity Securities. Those loan participations that do not meet the definition of a debt security are accounted for as loans, and are initially recorded at the purchase price, which is generally at or near par value, and are carried on the balance sheet at amortized cost. To date, we have determined that none of the participation interests acquired met the definition of a debt security. See additional information regarding loan accounting and revenue recognition below under Revenue Recognition .

Fair Value Election. Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which is codified in ASC Subtopic 825-10, Financial Instruments, on January 1, 2008 and elected the fair value option (“FVO”) for all financial assets and liabilities related to our CDO I and CDO II financings. We have not elected the FVO for any financial assets acquired or liabilities acquired during 2009, but may elect the elect the FVO for future acquisitions and financings. The assets and liabilities include:

•	CMBS investments pledged as collateral in CDOs

•	Real estate loans pledged as collateral in CDOs

•	CDO notes payable

•	Interest rate swaps related to our CDOs

On January 1, 2008, all assets and liabilities for which the FVO was elected were marked to fair value with the adjustment recorded to beginning cumulative earnings as of the election date. For CMBS assets and interest rate swaps, the amounts accumulated in other comprehensive income as of January 1, 2008 were reclassified to beginning cumulative earnings (deficit).

Fair Value Measurements. The use of fair value to measure many of our financial assets and liabilities, with certain changes in fair value reported in the consolidated statement of operations and/or shareholders equity, is one of our most critical accounting policies. Specifically, we carry our CMBS, real estate loans, interest rate swap agreements and CDO notes payable at fair value on either a recurring or non-recurring basis with unrealized fair value changes reported either in earnings (deficit) or accumulated other comprehensive income (loss) depending on the nature of the asset or liability and its related accounting treatment. In determining the appropriate fair value measurement for each of our assets and liabilities, we apply the appropriate accounting guidance which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants.

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

It is our policy to maximize the use of observable market based inputs to value our financial instruments carried at fair value on a recurring basis or to determine whether an adjustment to fair value is needed for assets carried at fair value on a non-recurring basis. All of our financial instruments carried at fair value, whether on a recurring or non-recurring basis, are valued using internal assumptions or non-binding indicative dealer quotes which are recently based on very limited observable trading activity and are therefore classified as Level 3 within the hierarchy. All of our assets and liabilities carried at fair value, except our interest rate swap agreements, have been designated as Level 3, in part, due to the lack of observable market data. In considering whether observable market data existed, we considered whether the markets for our assets and liabilities were illiquid. In general, we consider a market to be illiquid primarily due to the significant decrease or nonexistence of new issue CMBS securitizations and limited secondary market trading activity in CMBS bonds rated BBB- or lower, CDO notes payable and real estate loans.

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

For financial instruments that are actively traded in the marketplace or whose values are based on readily available market value data and therefore fall within either Level 1 or Level 2 within the hierarchy, little, if any, subjectivity is applied when determining the instrument’s fair value. Whether a financial instrument is classified as Level 1 or Level 2 will depend largely on its similarity with other financial instruments in the marketplace and our ability to obtain corroborative data regarding whether the market in which the financial instrument trades is active. We did not classify any assets or liabilities as Level 1 and classified our interest rate swap agreements as Level 2 as of December 31, 2009. We classified our interest rate swaps as Level 2 liabilities due to the significant trading activity in this market and the insignificance of the credit valuation adjustment relative to the December 31, 2009 fair value of our interest rate swaps.

When observable market prices and data do not exist, significant management judgment is necessary to estimate fair value. In those cases, small changes in assumptions could result in significant changes in valuation. The financial instruments we hold that require the most complex judgments and assumptions relate to our CMBS investments, real estate loans and CDO notes payable, all of which are classified as Level 3, and the fair value measurement process for each category of financial instrument is detailed below.

•

CMBS investments are carried at fair value on a recurring basis—The fair value of CMBS investments is determined primarily by our internal valuation models which we compare to non-binding dealer quotes. In our internal valuation models, management employs a discounted cash flow model approach which utilizes prepayment and loss assumptions based upon historical experience, economic factors and forecasts and the characteristics of the underlying cash flows. We determine the applicable discount rates based on current credit spreads as reflected in information provided by issuers of the securities, comparable deals purchased or traded in the marketplace, if available, the CMBX indices and other derivative trading markets, rates of return required by other real estate debt and equity investment vehicles and market interest rates. The discount rates employed also consider the vintage and credit ratings of the bonds being valued. We have classified all CMBS investments as Level 3 assets as there are limited observable inputs and transactions related to these investments in the current market. As of December 31, 2009, we have valued our CMBS investments as follows:

Security Description		December 31, 2009 ($ in thousands)
	Face Amount	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
			Gains	Losses		Coupon	Yield(4)	Term (yrs)
CMBS not financed by CDOs(1)(3)	$423,599	$10,322	$851	$—	$11,173	5.2%	63.9%	5.9
CMBS financed by CDO I(2)	418,748	34,548	6,488	—	41,036	4.9%	40.0%	7.0
CMBS financed by CDO II(2)	863,941	30,231	3,571	—	33,802	5.2%	52.7%	7.8

	$1,706,288	$75,101	$10,910	$—	$86,011	5.1%	48.3%	7.2

(1)

Fair values of CMBS not financed by CDOs are accounted for as available for sale securities and thereby subject to potential other than temporary impairment charges. Since the acquisitions of these CMBS securities, the amortized costs have been adjusted to reflect impairment charges recorded.

(2)

Fair values of CMBS financed by CDOs are accounted for using the FVO and are not subject to other than temporary impairment charges as changes in fair value are recorded as a component of other gains (losses) in the consolidated statement of operations. During the twelve months ended December 31, 2009, we recorded $96.0 million of reductions in the amortized cost basis of CMBS assets financed by CDOs.

(3)	Includes CMBS investments financed via repurchase agreements which had a fair value of $10.9 million, and total borrowings outstanding of $7.0 million at December 31, 2009.
(4)	Yield is based on amortized cost.

The table below shows the impact on the fair value of our CMBS investments of increasing or decreasing the December 31, 2009 weighted average discount rate on our combined portfolio cash flows from approximately 40% by the indicated amounts. These results are different than what would be achieved on a bond by bond calculation but provide general information on valuation sensitivities.

CMBS
Basis Point (Decrease) Increase in Discount Rate	Estimated Increase (Decrease) in Fair Value of CMBS ($ in thousands)	Estimated Relative Increase (Decrease) in Fair Value of CMBS
(1,000)	$26,048	30.3%
(500)	11,322	13.2%
500	(8,920)	-10.4%
1,000	(16,100)	-18.7%

If we were to increase our December 31, 2009 CMBS loss assumptions by 25% to 50% from our current base case loss estimates and keep the timing of the losses and the discount rate consistent with current estimates, the fair value of our CMBS investments would decrease by $39.4 million and $63.4 million, or (45.8)% and (73.7)%, respectively, from $86.0 million.

We do not believe sensitivities surrounding our prepayment assumptions are material as the majority of the loans that serve as collateral for our CMBS investments do not provide for prepayment. Accordingly, we believe any changes to the prepayment assumptions would be immaterial to the estimated value.

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

•

Real estate loans—We use discounted cash flow models employing discount rates that are based on management’s best estimate of market participant assumptions either to validate the quotes or estimated value in situations where lender quotes are not received. Projected real estate loan cash flows incorporate management estimates of nonrecoverable principal and interest as well as loan maturity date extensions in certain situations. We also consider non-binding indicative quotes from the lenders on repurchase agreements that are used as an input to the fair value of our real estate loans to the extent that such values are generally consistent with other market participant inputs received. We have classified all real estate loans as Level 3 assets as there are limited observable inputs and transactions related to these types of investments in the current market. As of December 31, 2009, we have valued our real estate loan investments as follows:

	As of December 31, 2009 ($ in thousands)
Description	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Gain/ (Loss)	Weighted Average Effective Interest Rate Based on Amortized Cost	Range of Maturity Dates(2)
Real estate loans, held for investment/ financed by CDO II(1)
First mortgage loan participations	$41,807	$41,807	$25,138	$(16,669)	5.4%	February 2011 - February 2012
Mezzanine loans	226,648	226,383	85,947	(140,436)	3.2%	November 2010 - June 2012

	$268,455	$268,190	$111,085	$(157,105)	3.5%

(1)	Carrying value based on fair value.
(2)

Loans have extension options which could extend maturity dates to November 2010 to June 2012. On November 2, 2010, the Company received a discounted payoff of $7.0 million, including accrued interest, on a real estate loan with a face amount and fair value of $10.0 million and $5.6 million, respectively, at December 31, 2009.

The table below shows the impact on the fair value of our real estate loan investments of increasing or decreasing the December 31, 2009 weighted average discount rate on our combined portfolio level cash flows from approximately 29% by the indicated amounts. These results are different than what would be achieved on a loan by loan calculation but provide general information on valuation sensitivities.

Real Estate Loans
Basis Point (Decrease) Increase in Discount Rate	Estimated Increase (Decrease) in Fair Value of Real Estate Loans Held for Investment ($ in thousands)	Estimated Relative Increase (Decrease) in Fair Value of Real Estate Loans Held For Investment
(500)	$12,328	11.1%
(250)	5,956	5.4%
250	(5,570)	-5.0%
500	(10,784)	-9.7%

•

Interest rate swap agreements—The fair value of our interest rate swap agreements are determined using market observable inputs such as a market based yield curve and other factors determined by management, such as the credit valuation adjustment related to CDO I and CDO II credit risk and the counterparty credit risk. We classify all interest rate swap agreements as Level 2 assets or liabilities due to the significant trading activity in this market and the insignificance of the credit valuation adjustment relative to the fair value of our interest rate swaps as of March 31, 2009. The table below shows the components of the fair value of our interest rate swap agreements as of December 31, 2009 (in thousands).

Entity	Notional Balance at December 31, 2009	Clean Price	Credit Valuation Adjustment	Fair Value
CDO I	$109,977	$(10,852)	$(16)	$(10,868)
CDO II	266,206	(27,457)	48	(27,409)

	$376,183	$(38,309)	$32	$(38,277)

•

CDO notes payable—The fair value of the CDO notes payable are determined primarily by our internal valuation models, which we compare with non-binding indicative quotes from third party broker/dealers familiar with the securities. We classify all CDO notes payable as Level 3 liabilities, as there are limited inputs and observable transactions related to these notes payable. As of December 31, 2009, we have valued our CDO I and CDO II notes payable liabilities as follows:

Bond Class	Outstanding Face Amount of Notes Payable at December 31, 2009	Fair Value of Notes Payable at December 31, 2009	Weighted Average Interest Rate at December 31, 2009(3)	Weighted Average Life of Notes (years)
CDO I(1)	$265,286	$32,926	3.60%	14.2
CDO II(2)	690,327	84,307	1.22%	15.1

Total	$955,613	$117,233	1.88%	14.9

(1)	Represents current balance of $118.2 million of floating rate notes and $147.1 million of fixed rate notes with weighted average interest rates of 0.6% and 6.0%, respectively.
(2)	Represents current balance of $640.9 million of floating rate notes and $49.4 million of fixed rate notes with weighted average interest rates of 0.9% and 5.8%, respectively.
(3)	Based on face amount of CDO Notes Payable.

The tables below show the impact on the fair value of our CDO I and CDO II notes payable of increasing or decreasing the December 31, 2009 weighted average discount rate on our combined CDO level cash flows from approximately 34% and 55% for CDO I and CDO II, respectively, by the indicated amounts. These results are different than what would be achieved on a note by note calculation but provide general information on valuation sensitivities.

CDO I
Basis Point (Decrease) Increase in Discount Rate	Estimated Increase (Decrease) in Fair Value of CDO I Notes Payable ($ in thousands)	Estimated Relative Increase (Decrease) in Fair Value of CDO I Notes Payable
(500)	$6,465	19.6%
(250)	2,987	9.1%
250	(2,581)	-7.8%
500	(4,826)	-14.7%

CDO II
Basis Point (Decrease) Increase in Discount Rate	Estimated Increase (Decrease) in Fair Value of CDO II Notes Payable ($ in thousands)	Estimated Relative Increase (Decrease) in Fair Value of CDO II Notes Payable
(500)	$7,609	8.9%
(250)	3,061	3.6%
250	(5,155)	-6.0%
500	(8,871)	-10.4%

Because of the inherent uncertainty of determining the fair value of assets and liabilities carried at fair value where there is no readily ascertainable market value, the fair values of the assets and liabilities may differ significantly from the values that would have been used had a ready market existed for the instruments, and the differences could be material.

Revenue Recognition. The most significant source of our revenue comes from interest income on our CMBS and real estate loan investments. Interest income on real estate loans and CMBS investments is recognized over the life of the investment using the effective interest method. Mortgage loans will generally be originated or purchased at or near par value and interest income will be recognized based on the contractual terms of the debt instrument. Any discounts or premiums on purchased loans and loan fees or acquisition costs on originated loans accounted for at cost will be deferred and recognized over the term of the loan as an adjustment to yield. Interest income on CMBS is recognized by the effective interest method whereby management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and our purchase prices. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing of and magnitude of credit losses on the mortgage loans underlying the securities have to be estimated, which involves significant judgments. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and our interest income. As a result, actual results may differ significantly from these estimates.

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

Derivative Accounting. We carry all derivative instruments at fair value on the consolidated balance sheets. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheets as either an asset or liability, with a corresponding amount, adjusted for swap payments, recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. As of December 31, 2009 and December 31, 2008, we had no fair value or cash flow hedges.

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

The 2006 through 2009 tax years remain subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in its general and administrative expense on our consolidated statements of operations. There were no penalties related to uncertain tax positions for all periods prior to December 31, 2009.

Stock Dividends and Reverse Splits. Pursuant to GAAP, we did not restate historical share and per share amounts for our stock dividend since a portion of the fourth quarter 2008 dividend was payable in cash. We did restate historical share and per share amounts for the 1-for-10 reverse stock split effective February 20, 2009.

New Accounting Standards. In June 2009, the FASB issued guidance that amends ASC Topic 860 by (i) removing the concept of a QSPE and eliminates the exception for QSPEs from the consolidation guidance, (ii) amending and clarifying the unit of account eligible for sale accounting as an entire financial asset, group of assets or a participating interest in an entire financial asset, and(iii) requiring that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of assets accounted for as a sale. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for a calendar year company), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with earlier adoption prohibited. We are currently evaluating the impact on our consolidated financial statements; however, we currently believe that the presentation of our consolidated financial statements may prospectively change significantly upon adoption.

In June 2009, the FASB issued guidance that amends ASC Topic 810 and (i) addresses the effects of eliminating the QSPE concept and (ii) responds to concerns about the transparency of enterprises’ involvement with VIEs. This guidance (i) requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, (b) amends the consideration of related party relationships in the determination of the primary beneficiary of a VIE by providing, among other things, an exception with respect to de facto agency relationships in certain circumstances, (c) amends certain guidance for determining whether an entity is a VIE, which may change an enterprise’s assessment of which entities with which it is involved are VIEs, (d) requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and (e) requires enhanced disclosures about an enterprise’s involvement with a VIE. This guidance is effective as of the beginning of an enterprise’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for a calendar year company), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter, with earlier application prohibited. We are currently evaluating the impact on our consolidated financial statements; however, we currently believe that the presentation of our consolidated financial statements may prospectively change significantly upon adoption.

In June 2009, the FASB issued guidance establishing the FASB Accounting Standards Codification (the “Codification”), as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and states that all guidance contained in the Codification carries equal level of authority. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change GAAP, however it does change the way in which it is to be researched and referenced. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued an update to ASC Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. The update also further clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except of the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 roll forward, which becomes effective for fiscal years (and for interim periods within those fiscal years) beginning after December 15, 2010. The adoption of this update is not expected to cause any material changes to our disclosures in our consolidated financial statements.

Balance Sheet Review

As of December 31, 2009, total assets were approximately $210.5 million, a decrease of $224.4 million, or 51.6%, from December 31, 2008. The decline in total assets was primarily due to declines in fair value of our CMBS and real estate loan investments primarily due to increased loss assumptions. Income earning assets decreased to $204.7 million, or by 51.6%, from $423.0 million at December 31, 2008.

The level of investment related income is directly related to the balance of the interest-bearing assets and investments in unconsolidated subsidiaries outstanding during the period and the weighted average yields on such investments. The cost basis of interest-bearing assets and investments in unconsolidated joint ventures and weighted average yields (based on amortized cost basis) at December 31, 2009 and 2008, respectively, were as follows:

	December 31, 2009			December 31, 2008
	Fair Value	Amortized Cost	Yield	Fair Value	Amortized Cost	Yield
CMBS financed by CDO I	$41,036	$34,548	40.0%	$76,886	$76,886	30.6%
CMBS financed by CDO II	33,802	30,231	52.7%	103,324	102,271	36.9%
CMBS not financed by CDOs	11,173	10,322	63.9%	42,432	41,590	43.3%

Total CMBS(1)	86,011	75,101	48.3%	222,642	220,747	35.6%
Real estate loans financed by CDO II	111,085	268,190	3.5%	189,980	273,724	4.0%
Investments in US Debt Fund	65	65	N/A	843	843	N/A

Total	$197,161	$343,356	13.3%	$413,465	$495,314	18.1%

(1)	After effect of recording unrealized losses and other than temporary impairment charges on CMBS investments as further discussed below.

During the twelve months ended December 31, 2009, we made no CMBS or real estate loan investments.

At December 31, 2009, we held investments in CMBS issued by 25 separate CMBS trusts and one Re-Remic issuance with an aggregate estimated fair value and amortized cost basis of $86.0 million and $75.1 million, respectively. At December 31, 2009, the weighted average expected life of our CMBS investments was 7.2 years. The weighted average yield on the amortized cost basis of our CMBS investments increased to 48.3% as of December 31, 2009 compared to 35.6% at December 31, 2008 primarily as a result of recording impairments during 2009.

At December 31, 2009, we had nine real estate loans financed by our CDO II, which were classified as held for investment with an amortized cost basis of $268.2 million, a fair value of $111.1 million and all of which bear interest at floating rates with a weighted average interest rate of LIBOR plus 3.3%.

At December 31, 2009, total liabilities were $237.6 million, a decrease of $150.8 million, or 38.8%, from December 31, 2008. The decrease in total liabilities was primarily driven by the declines in the fair value of our CDO notes payable and principal repayments, which reduced the carrying amount of such CDO notes payable by $94.5 million from $211.7 million at December 31, 2008 to $117.2 million at December 31, 2009. We also terminated or restructured certain of our non-CDO interest rate swap positions, decreasing our swap liability by $24.9 million, net of entering into a note payable associated with restructuring four of these swaps. The liability on our CDO-related interest rate swaps declined from $92.0 million as of December 31, 2008 to $38.3 million as of December 31, 2009, due to changes in fair value driven primarily by increased 10-year swap rates. Further, we reduced the borrowings on repurchase agreements by $9.1 million due to principal repayments, and dividends payable declined by $2.3 million compared to December 31, 2008 levels as we declared no dividends during 2009, offset, in part by, an increase in due to affiliates relating primarily to unpaid management fees to our manager. At December 31, 2009, we had interest-bearing liabilities, excluding interest rate swaps, with a carrying value of $195.2 million, a cost basis of approximately $1.0 billion with a weighted average borrowing rate of 2.3% based on cost basis.

At December 31, 2009, we were party to one repurchase agreement where borrowing capacity is limited to assets pledged as collateral for such agreement based on the underlying characteristics of such assets. Based on pledged assets, we had no additional borrowing capacity at December 31, 2009. At December 31, 2009, we had $7.0 million outstanding under this agreement with a weighted average borrowing rate of 2.9%. On March 30, 2010, we sold certain non-CDO CMBS investments which served as collateral for our repurchase agreement with a face amount of $152.9 million for $5.5 million. Proceeds from the sale were used to repay in full the outstanding principal under our repurchase agreement, which is no longer in effect.

At December 31, 2009, we had CDO notes payable outstanding from two separate CDO issuances. Our CDOs are financing vehicles for certain of our assets and, as such, are consolidated on our balance sheet as CDO notes payable at fair value of $117.2 million and a cost basis/ face amount of $955.6 million, representing the amortized sales price of the CDO notes payable sold to third parties. The weighted average interest rate of the CDO notes payable was 1.9% at December 31, 2009. Of the $955.6 million of face amount of CDO notes payable outstanding, $759.1 million were floating rate with a weighted average interest rate of LIBOR plus 59 basis points while $196.5 million were fixed rate with a weighted average interest rate of 6.0%.

At December 31, 2009, we were party to two interest rate swaps with a total current notional amount of $376.2 million. The swaps are embedded within our CDO’s. These interest rate swaps effectively convert floating rate CDO notes payable to fixed rate debt. Under these swaps, we receive amounts based on a rate equal to one-month LIBOR and pay amounts based on a weighted average fixed rate of 5.0%. The net fair value of the interest rate swaps at December 31, 2009 was a liability of $(38.3) million, net of a credit valuation adjustment of $32, and is presented as interest rate swap agreements related to CDO’s, at fair value, on the consolidated balance sheets.

On March 3, 2009, we entered into an agreement with our counterparty to terminate and replace four interest rate swaps which had a $245.1 million ending notional amount and a $29.7 million fair value liability based on the present value of future cash flows before the credit valuation adjustment as of February 27, 2009, in exchange for a new seven-year pay-fixed receive-fixed interest rate swap (the “NAB Note Payable”). We initially recorded this agreement at fair value, as a note payable on the date of the transaction as the new agreement no longer meets the definition of a derivative. We did not elect the fair value option for the NAB Note Payable.

On July 14, 2009, October 7, 2009 and December 7, 2009, we amended the agreement with our counterparty thereby reducing the July 2009 through January 2010 monthly payments due under the NAB Note Payable from approximately $0.4 million to $75 and resulting in an aggregate deferral in payments of approximately $2.6 million during such seven month period. In addition, the Amendment provides that commencing in February 2010, through and including September 2010, our monthly payments under the NAB Note Payable shall be increased from approximately $0.5 million to approximately $0.7 million, thereby providing for the repayment of the deferred amount over the eight month period following January 2010.

On January 4, 2010, we failed to make a payment of $0.1 million on our NAB Note Payable, on which we received notice from our counterparty on January 5, 2010. Upon the occurrence of the event of default, the counterparty has the right to designate an Early Termination Date (as defined in the Swap Agreement) following notice to the Company. Upon an Early Termination Date, we would become obligated to pay the counterparty (i) the $0.1 million originally due on January 4, 2010 plus interest on such amount to the Early Termination Date, and (ii) either the market value of a swap agreement providing the counterparty with the economic equivalent of the remaining payments due by us or, if such value is not determinable, the value of the counterparty’s loss as determined by the counterparty. On April 13, 2010, we were notified by the counterparty that it had designated April 19, 2010 as the Early Termination Date at which time the termination value under the agreement, including accrued interest, was $29.0 million. We do not have sufficient liquid assets available to repay our obligations in full under the Agreement if such obligations were to be accelerated.

At December 31, 2009 we had $70.3 million of face amount of Junior Subordinated Notes outstanding with a cost basis of $59.0 million related to the exchange of $56.3 million of TRUPs during 2009. The Junior Subordinated Notes accrue interest at a rate of 0.5% annually through April 29, 2012 or such earlier date as we elect (the “Modification Period”). If the Modification Period ends earlier than April 29, 2012, we are obligated to pay interest at a fixed rate of 7.2% annually from such date through April 29, 2012. Thereafter, we are obligated to pay interest at a variable rate equal to LIBOR plus 2.25% annually. At December 31, 2009 there were no junior subordinated debentures outstanding subsequent to the final exchange and cancellation of our TRUPs that occurred in July 2009.

On February 1, 2010, we failed to make an interest payment on the Junior Subordinated Notes of $0.1 million and did not cure such default within the permitted grace period. During the continuance of an event of default, the Trustee or holders of not less than 25% aggregate principal amount of the Junior Subordinated Notes have the right to accelerate our obligation to pay the principal amount and accrued interest on the Junior Subordinated Notes. Upon an acceleration of payments, we would become obligated to pay $70.4 million to the holders of the Junior Subordinated Notes. We have not received notice from the Trustee or the holders of the Junior Subordinated Notes accelerating such obligations. We do not have sufficient liquid assets available to pay our obligations under the Junior Subordinated Notes if such obligations were to be accelerated.

At December 31, 2009, total stockholders’ equity (deficit) was $(27.1) million, a decrease of $73.5 million from December 31, 2008. The decrease in stockholders’ equity was primarily due to the net loss of $76.8 million during the twelve months ended December 31, 2009.

Results of Operations

Comparison of the twelve months ended December 31, 2009, 2008 and 2007

Net loss was $76.8 million, or $(14.57) per diluted share, during the twelve months ended December 31, 2009 compared to a net loss of $254.2 million, or $(98.75) per diluted share, during the twelve months ended December 31, 2008 and net income of $23.1 million, or $8.97 per diluted share, during the twelve months ended December 31, 2007.

Revenues

The following table sets forth information regarding the total amount and composition of our revenues, which are primarily interest income earned from our investments (in thousands):

	For the Twelve Months Ended December 31,			Increase (decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
REVENUES
Interest income from CMBS	$53,984	$80,495	$80,884	$(26,511)	$(389)
Interest income from real estate loans	9,649	27,691	41,008	(18,042)	(13,317)
Interest income from cash and cash equivalents	18	836	5,569	(818)	(4,733)
Lease income from real estate assets	—	—	6,408	—	(6,408)
Equity in (losses) earnings, net, of unconsolidated joint ventures	(2,382)	(1,449)	753	(933)	(2,202)
Fee income	1,051	544	19	507	525

Total Revenues	$62,320	$108,117	$134,641	$(45,797)	$(26,524)

The decrease in revenues for the twelve months ended December 31, 2009, compared to the same period in 2008, is primarily due to (i) reduced income from CMBS investments due to increased basis amortization and impairment charges driven primarily by increased loss assumptions on such bonds, (ii) reduced income from real estate loans due to the sale or repayment of certain investments, as well as lower LIBOR rates on our floating rate loans, (iii) reduced interest income from cash and cash equivalents due to lower cash balances and lower yields, and (iv) reduced equity in earnings of joint ventures due to (a) the April 2008 sale of our joint venture interest in net leased assets and (b) unrealized losses from our interest in a joint venture that incurred unrealized mark-to-market losses on certain investments. During the twelve months ended December 31, 2009, $52.7 million was earned on fixed rate investments, while the remaining $9.7 million was earned on floating rate investments, compared to $88.0 million and $20.1 million for the same period in 2008, respectively. We classify income from floating rate investments as that which is tied to a published index, e.g. LIBOR. At December 31, 2009, our floating rate investments included a cost basis of $268.2 million in real estate loans, $0.7 million in cash and cash equivalents and $6.9 million in restricted cash primarily related to the CDO II loan replenishment pool balance.

The decrease in revenues for the year ended December 31, 2008, compared to the year ended December 31, 2007, is primarily due to (i) reduced income from real estate loans due to the sale or repayment of certain investments, as well as lower LIBOR rates on our floating rate loans, (ii) reduced interest income from cash and cash equivalents due to lower cash balances and lower yields, (iii) lower lease income due to the 2007 sale of our interest in the net leased real estate assets, and (v) reduced equity in earnings of joint ventures due to (a) the April 2008 sale of our joint venture interest in net leased assets and (b) unrealized losses from our interest in a joint venture that incurred unrealized mark-to-market losses on certain investments. For the year ended December 31, 2008, $88.0 million was earned on fixed rate investments, while the remaining $20.1 million was earned on floating rate investments, compared to $97.5 million and $37.1 million for the same period in 2007, respectively. We classify income from floating rate investments as that which is tied to a published index, e.g. LIBOR. At

December 31, 2008, our floating rate investments included a cost basis of $273.7 million in real estate loans, $8.4 million in cash and cash equivalents and $1.1 million in restricted cash primarily related to the remaining CDO II loan replenishment pool.

Expenses

The following table sets forth information regarding the amount and composition of our expenses (in thousands):

	For the Twelve Months Ended December 31,			Increase (decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Interest expense	$26,731	$52,989	$75,984	$(26,258)	$(22,995)
Management fees, affiliate	4,151	6,725	7,331	(2,574)	(606)
Incentive fees, affiliate	—	—	826	—	(826)
Depreciation and amortization of real estate assets	—	—	1,128	—	(1,128)
General and administrative	7,010	7,037	7,648	(27)	(611)

Total Expenses	$37,892	$66,751	$92,917	$(28,859)	$(26,166)

Interest Expense. Interest expense was $26.7 million, $53.0 million and $76.0 million for the twelve months ended December 31, 2009, 2008 and 2007, respectively. The following table sets forth information regarding the composition of interest expense, which is primarily interest expense related to our CDO notes payable, repurchase agreements, junior subordinated debentures, Junior Subordinated Notes and NAB Note Payable (in thousands):

	For the Twelve Months Ended December 31,			Increase (decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
CDO II notes payable	$7,083	$23,606	$39,831	$(16,523)	$(16,225)
CDO I notes payable	11,868	14,937	17,809	(3,069)	(2,872)
Interest rate swaps	—	—	(1,241)	—	1,241
Repurchase agreements	351	6,660	13,985	(6,309)	(7,325)
Junior subordinated notes and debentures	3,468	4,344	3,149	(876)	1,195
Note payable	3,857	—	—	3,857	—
Amortization of deferred financing fees	104	3,442	1,995	(3,338)	1,447
Amortization of swap termination costs	—	—	456	—	(456)

Total interest expense	$26,731	$52,989	$75,984	$(26,258)	$(22,995)

The decrease in interest expense of $26.3 million for the twelve months ended December 31, 2009 compared to the same period in 2008 is primarily related to lower interest expense on our floating rate obligations due to lower LIBOR rates, on average, in 2009 compared to 2008 as well as lower average balances outstanding on repurchase agreements, reduced amortization of repurchase agreement extension fees and lower interest expense related to our junior subordinated debentures and notes during 2009 compared to 2008, offset, in part, by higher interest expense related to our note payable issued in March 2009 that was modified over the course of 2009.

With respect to interest expense in 2008 compared to 2007, due to the adoption of ASC 825-10, effective January 1, 2008, funding costs related to our CDO I and II related interest rate swaps of $(1.2) million is classified as other gains (losses) for the year ended December 31, 2008. During the year ended December 31, 2007, interest expense on CDO I and II includes $(1.2) million of proceeds related to our CDO I and CDO II related interest rate swaps. After adjusting for this, the decrease in interest expense of $24.2 million is primarily related to lower LIBOR rates, on average, in 2008 compared to 2007 as well as lower average balances outstanding on repurchase agreements in the year ended December 31, 2008 compared to 2007, offset, in part, by higher amortization of deferred financing fees primarily related to quarterly availability fee payments on our repurchase agreements and the full year impact in 2008 related to the issuance of junior subordinated debentures in April 2007.

Management and Incentive Fees. Base management fees are calculated as a percentage of stockholders’ equity adjusted to exclude the effect of any unrealized gains and losses or other items that do not affect realized net income. Our manager is also entitled to receive quarterly incentive fees equal to 25% of our Funds From Operations (as defined in the management agreement), or FFO, in excess of minimum FFO targets (as defined in the management agreement). We did not meet the quarterly minimum FFO targets for our manager to earn incentive fees during the twelve months ended December 31, 2009 and 2008. The following table summarizes our management fees for the twelve months ended December 31, 2009, 2008 and 2007, respectively (in thousands):

	For the Twelve Months Ended December 31,			Increase (decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Base management fees	$4,151	$6,725	$7,331	$(2,574)	$(606)
Incentive fees	—	—	826	—	(826)

Total management fees	$4,151	$6,725	$8,157	$(2,574)	$(1,432)

The decrease in management fees for the twelve months ended December 31, 2009 is primarily due to a lower equity base used to calculated such fees primarily as a result of realized losses on the disposition of real estate loans, our CMBS portfolio and interest rate swaps during 2008 and 2009. Although we have accrued management fees based on the contractual terms of the management agreement, we have limited the cash portion of the management fee payable to $75 per month during April to November 2009, as further described in

Related Party Transactions. Commencing in December 2009, we did not make any payments to our manager for management fees and continue to accrue fees to the extent incurred. Accrued management fees payable at December 31, 2009 were $2.4 million.

The decrease in management fees for the twelve months ended December 31, 2008 compared to the same period in 2007 is primarily due to realized losses on real estate loans and interest rate swaps during 2008, as well as the impact of dividends declared on equity. In addition, management fees decreased due to reductions in incentive fees for the year ended December 31, 2008 compared to 2007 due to FFO exceeding the minimum thresholds defined in the management agreement during certain quarters in 2007 whereas the minimum FFO thresholds were not achieved in 2008.

General and Administrative Expense. The decrease in general and administrative expenses of $27 for the twelve months ended December 31, 2009 versus the same period in 2008 was due primarily to lower stock compensation expense, collateral administration fees on CDO II and outside professional services, offset, in part by incurring approximately $1.0 million of costs associated with our failed equity offering during the first quarter of 2009, fees paid on the modification of our TRUPs, and increased insurance expense.

The decrease in general and administrative expenses of $0.6 million for the year ended December 31, 2008 versus the same period in 2007 was due primarily to the lower due diligence costs due to decreased acquisition volume, lower legal fees and lower stock compensation expense, offset, in part by higher professional services related to external audit and Sarbanes-Oxley compliance.

Included in general and administrative expenses are affiliate expenses related to overhead and out-of-pocket expense reimbursements to our manager aggregating $0.5 million for the twelve months ended December 31, 2009 and $0.6 million for both the twelve months ended December 31, 2008 and 2007, respectively, pursuant to our management agreement. Additional affiliate expenses of $0.9 million, $1.5 million and $1.4 million, respectively, related to collateral administration fees on CDO II were also included in general and administrative expenses for the twelve months ended December 31, 2009, 2008 and 2007.

Other Gains (Losses)

The following table sets forth information regarding the amount and composition of our other gains (losses) during the twelve months ended December 31, 2009, 2008 and 2007(in thousands):

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF OTHER GAINS (LOSSES)

(In thousands)

	For the Twelve Months Ended December 31,			Increase (decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Changes in Fair Value
CDO related financial assets and liabilities
CMBS	$(98,328)	$(379,804)	$—	$281,476	$(379,804)
Real estate loans	(73,361)	(74,395)	—	1,034	(74,395)
Notes payable	75,549	494,428	—	(418,879)	494,428
Interest rate swaps	39,846	(56,382)	—	96,228	(56,382)
Other assets	—	(33)	—	33	(33)

Unrealized gain (loss) on CDO related financial assets and liabilities	(56,294)	(16,186)	—	(40,108)	(16,186)

Non-CDO related financial assets and liabilities
Loss on CMBS impairment	(26,496)	(108,560)	(4,434)	82,064	(104,126)
Real estate loans held for sale	—	13,866	(13,866)	(13,866)	27,732
Interest rate swaps	13,860	(2,721)	—	16,581	(2,721)

Unrealized gain (loss) on non-CDO related financial assets and liabilities	(12,636)	(97,415)	(18,300)	84,779	(79,115)

Total changes in fair value	(68,930)	(113,601)	(18,300)	44,671	(95,301)

Realized Gains (Losses)
Loss on sale of real estate loan held for sale	—	(92,541)	—	92,541	(92,541)
Gain on exchange and cancellation of TRUPs	3,175	—	—	3,175	—
Loss on termination of non-CDO interest rate swaps	(12,280)	(6,885)	—	(5,395)	(6,885)

Total realized gains (losses)	(9,105)	(99,426)	—	90,321	(99,426)

Cash payments on interest rate swaps	(20,273)	(14,417)	—	(5,856)	(14,417)

Recognition of amounts in other comprehensive income (loss) (“AOCI”)
Loss on CMBS impairment	—	(54,457)	—	54,457	(54,457)
Loss on interest rate swaps due to hedge ineffectiveness	—	—	(361)	—	361
Unrealized gain (loss) on non-CDO related interest rate swaps	—	(10,795)	—	10,795	(10,795)
Amortization of swap termination costs	(540)	(507)	—	(33)	(507)
Amortization of unrealized loss on CDO related interest rate swaps	(2,419)	(2,314)	—	(105)	(2,314)

Total recognition of amounts in AOCI	(2,959)	(68,073)	(361)	65,114	(67,712)

Total other gains (losses)	$(101,267)	$(295,517)	$(18,661)	$194,250	$(276,856)

Unrealized Gain (Loss) on CDO Related Financial Assets and Liabilities. During the twelve months ended December 31, 2009, we recorded unrealized losses, net, on our CDO related financial assets and liabilities of $57.5 million. This net unrealized loss was driven by declines in the fair value of CMBS primarily due to increased loss assumptions on CMBS and wider credit spreads, declines in the value of real estate loans primarily related to widening of credit spreads on hospitality related real estate loans, offset, in part by decreases in the fair value of our CDO notes payable primarily due to increased loss assumptions on underlying collateral and widening credit spreads, and decreases in our interest rate swap liability due to increased swap rates at December 31, 2009 compared to December 31, 2008.

During the twelve months ended December 31, 2008, we recorded losses, net, on our CDO related financial assets and liabilities of $16.2 million. Such unrealized losses, net, were primarily due to widening credit spreads on CMBS and real estate loans, and the impact of lower swap rates on our interest rate swap liability, offset, in part, by widening credit spreads on CDO notes payable.

Loss on Impairment of Non-CDO Related CMBS. During the twelve months ended December 31, 2009, 2008 and 2007, we recorded other than temporary non-cash impairment charges related to our CMBS investments of $26.5 million, $163.0 million and $4.4 million, respectively. The other than temporary impairment charges primarily include $22.7 million, $111.9 million and $4.4 million, respectively, during the twelve months ended December 31, 2009, 2008 and 2007 related to declines in the projected net present value of future cash flows. In addition, non-cash CMBS impairment charges of $3.8 million in 2009 and $51.1 million in 2008 related to other than temporary declines in fair value which is due to the widening of credit spreads for CMBS investments resulting in both increased severity of the level of unrealized losses as well as increased duration of such losses.

Unrealized and Realized Gain (Loss) on Loans Held for Sale. We had no real estate loans held for sale during 2009. In 2008 and 2007, we carried real estate loans held for sale on our consolidated balance sheet at the lower of cost or fair value, and as a result, during the years ended December 31, 2008 and 2007, we recorded unrealized gains (losses) of $13.9 million and $(13.9) million, respectively. The unrealized gains in 2008 are due to the reversal of prior period unrealized losses due to sales of such real estate loans during 2008 which resulted in realized losses of $92.5 million.

Unrealized Gain (Loss) on Non-CDO Interest Rate Swaps. An unrealized gain of $13.9 million was recorded during the twelve months ended December 31, 2009 primarily due to the reversal of previously recognized unrealized losses on interest rate swaps as part of the termination of such swaps during the three months ended March 31, 2009. An unrealized loss of $13.5 million was recorded during the year ended December 31, 2008 primarily due to lower swap rates at December 31, 2008 compared to December 31, 2007, offset, in part, by the reversal of $5.6 million of unrealized losses at December 31, 2007 on interest rate swaps that were terminated during 2008. In addition, hedge accounting was discontinued in 2008 on interest rate swaps which were originally designated to hedge existing floating rate indebtedness related to our repurchase agreements and anticipated future long-term floating rate indebtedness. No unrealized gains (losses) on interest rate swaps were recorded during the year ended December 31, 2007.

Loss on Sale of Real Estate Loan Held for Sale. During the year ended December 31, 2008, we sold three real estate loans and consensually terminated the right to repurchase three other real estate loans, all of which were previously classified as loans held for sale, with a face amount of $234.9 million and an unamortized cost basis of $232.4 million for $139.9 million. We recorded a $92.5 million realized loss in connection with the sales and transfers of these loans.

Gain on Exchange and Cancellation of TRUPs. During the twelve months ended December 31, 2009, we exchanged and cancelled $3.7 million of face amount of our TRUPs for total consideration of $0.5 million, consisting of cash and stock, resulting in a gain of $3.2 million.

Loss on Termination of Non-CDO Interest Rate Swaps. During the twelve months ended December 31, 2009, we terminated an interest rate swap with a notional balance of $19.5 million by paying $3.3 million in cash. In addition, we entered into a new agreement with our counterparty to terminate and replace four outstanding interest rate swaps, which had a $245.1 million ending notional amount and a $21.2 million fair value liability as of December 31, 2008, in exchange for a new seven-year fixed rate-for-fixed rate interest rate swap agreement with an estimated fair value of $9.0 million. This resulted in a combined realized loss of $12.3 million during the twelve months ended December 31, 2009. During the twelve months ended December 31, 2008, in connection with the sale of five real estate loans and the repayment of related repurchase agreement borrowings, we terminated interest rate swaps with notional balances of $59.5 million by paying $6.9 million in swap termination costs.

Cash Payments on Interest Rate Swaps and Amortization of AOCI. For the twelve months ended December 31, 2009, we recorded $23.2 million of losses on interest rate swaps primarily related to $20.3 million of periodic cash settlement costs on interest rate swaps, $0.5 million of amortization of swap termination costs and $2.4 million of amortization of the unrealized loss on CDO related interest rate swaps included in other comprehensive income (loss). For the twelve months ended December 31, 2008, we recorded $17.2 million of losses on interest rate swaps primarily related to $14.4 million of periodic cash settlement costs on interest rate swaps, $0.5 million of amortization of swap termination costs and $2.3 million of amortization of the unrealized loss on CDO related interest rate swaps included in other comprehensive income (loss).

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and investments, pay dividends and other general business needs. Our principal sources of liquidity have historically included: 1) cash flow from operations; 2) borrowings under our repurchase and credit facilities; 3) our CDO offerings; 4) other forms of financing or additional securitizations including CMBS or subsequent CDO offerings; 5) proceeds from common equity offerings and, 6) the proceeds from principal payments on or sales of our investments. At this time, our liquidity situation is very challenging.

As reflected in our consolidated statements of cash flows for the twelve months ended December 31, 2009, net cash provided by operating activities was $33.7 million. During the twelve months ended December 31, 2009, we received $5.5 million from the partial repayment of a real estate loan which is financed by CDO II and pursuant to the CDO II indenture, such repayment is included in restricted cash at December 31, 2009. During this same period, we repaid $9.1 million on our repurchase agreements, paid $2.3 million of dividends, repaid a $0.5 million note payable in full, exchanged and cancelled $60.0 million of face amount of our TRUPs for $0.5 million of cash and other consideration, funded $1.6 million of capital calls to our investment in the US Debt Fund and paid $3.3 million in swap termination costs. In addition, pursuant to the terms of the CDO indentures, $24.1 million of principal was repaid on our CDO notes payable due to redirection of cash flow from CDO collateral interests to senior noteholders of such CDO’s. As a result, unrestricted cash declined from $8.4 million as of December 31, 2008 to $0.7 million as of December 31, 2009.

Historically, our initial borrowings have been short-term, variable rate debt; however, we have financed the majority of our assets on a long-term basis through match-funded CDO financing strategies. Our CDO financing strategy is dependent upon our ability to place the match-funded debt we intend to create in the market at attractive borrowing spreads. If spreads for CDO liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute the CDO strategy will be severely restricted. At this time, the CDO market is essentially closed and as a result, extending the term of or repaying in full our short term financing facility is very important to financing or continuing to hold certain of our investments.

Currently, the market for short-term credit facilities is very challenging and many lenders are actively seeking to reduce their balances outstanding by lowering advance rates on financed assets and increased borrowing costs, to the extent such facilities continue to be available. During the three months ended March 31,

2010, we sold certain non-CDO CMBS investments which served as collateral for our repurchase agreement and proceeds from the sale were used to repay in full the outstanding principal balance under our repurchase agreement. As of September 30, 2010, we are not a party to any repurchase agreements have no available short-term borrowing capacity.

During the three months ended December 31, 2009, we failed to fund capital calls of $3.3 million related to our investment in the US Debt Fund. As a result of these defaults, we will no longer receive any management fees from the US Debt Fund, effective January 1, 2010. In addition, during 2010, we defaulted on our payment obligations under our NAB Note Payable and the Junior Subordinated Notes. Our long-term liquidity requirements, specifically the repayment of debt and our investment funding needs, would generally be accomplished through additional borrowings, the issuance of debt and equity securities, none of which are available to us at this time, and/or the sales, refinancing or principal repayments of our investments. At this time, we cannot provide any assurances that our long-term liquidity plans can be accomplished collectively or individually particularly if our counterparties sought to accelerate obligations related to our NAB Note Payable and Junior Subordinated Notes.

Currently, our primary source of liquidity is from our non-CDO CMBS investments. We are no longer receiving current distributions from our retained interests in CDO I and CDO II, and we do not expect to receive distributions from such CDO’s for the foreseeable future, if at all. In addition, our Limited Partner interest in the US Debt Fund investment is not expected to generate any liquidity to us in the foreseeable future, and we anticipate that any future distributions from the US Debt Fund will be retained by the US Debt Fund to reduce our unfunded capital call obligations.

Historical cash receipts by source are as follows (in thousands):

	For the Three Months Ending				For the Twelve Months Ending December 31, 2009	For the Three Months Ending
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009		March 31, 2010		June 30, 2010	September 30, 2010
Non-CDO CMBS currently held by JRT	$4,973	$2,128	$1,858	$1,223	$10,182	$994		$588	567
Non-CDO CMBS sold in March 2010	1,934	1,839	1,795	1,730	7,298	6,886	(1)	—	—
CDO I retained interest	650	449	—	—	1,099	—		—	—
CDO II retained interest	1,380	—	—	—	1,380	—		—	—
US Debt Fund	—	—	—	—	—	—		—	—

Total	$8,937	$4,416	$3,653	$2,953	$19,959	$7,880		$588	$567

(1)	Includes proceeds from sale of these bonds of $5.5 million and interest payments of $1.4 million, compared to a December 31, 2009 estimated fair value of $6.4 million.

As noted above, our cash receipts have declined significantly over 2009 and 2010 and we expect that our cash receipts will continue to decline as delinquencies and special servicing transfers on loans underlying our CMBS investments continue to increase.

As a result, we are focused on seeking to preserve liquidity by minimizing our non-CDO cash operating costs to the extent possible, primarily by (i) ceasing management fee payments to our external manager effective December 2009, after significantly reducing such cash payments from April 2009 to November 2009, (ii) filing a Form 15 with the SEC on March 31, 2010 and ceasing to be an SEC reporting company which will reduce administrative costs, and (iii) effective January 1, 2010, discontinuing payments currently due on our NAB Note Payable and Junior Subordinated Notes.

Should our lenders under the Junior Subordinated Notes or NAB Note Payable demand immediate repayment of our obligations to them, we will likely be unable to pay such obligations. In such event, we may have to recapitalize, refinance our obligations, sell some or all of our assets at prices below current estimated fair value or seek to reorganize under Chapter 11 or liquidate under Chapter 7 of the United States Bankruptcy Code. If we reorganized under Chapter 11 or liquidated under Chapter 7 of the United States Bankruptcy Code, it is expected that our common stockholders would not recover any value and unsecured creditors, including holders of the Junior Subordinated Notes and NAB Note Payable, would receive little, if any, value in relation to the outstanding principal amounts of the Company’s unsecured debt.

Borrowings

Repurchase Agreements. As of December 31, 2009 and December 31, 2008, repurchase agreement borrowings were secured by CMBS and consisted of the following (net of amounts held as collateral in restricted cash for these borrowings):

		Amount
Counterparty	Scheduled Maturity Date	December 31, 2009	December 31, 2008
JP Morgan Chase	March 22, 2010	$6,966	$16,108

		$6,966	$16,108

In August 2007 and as subsequently amended in September 2007, March 2008, September 2008, December 2008, December 2009, January 2010 and February 2010, we and a wholly owned subsidiary, respectively, entered into a repurchase agreement with a subsidiary of JPMorgan Chase & Co. (the “JPMorgan Facility”). This repurchase agreement provides financing to be secured by rated and unrated CMBS. The February 2010 amendment modified certain financial covenants applicable to us under the JPMorgan Facility and extended the term of the facility to March 22, 2010. Subsequent to December 2009 through maturity in March 2010, we agreed to apply all cash received on collateral for the JPMorgan Facility to reduce the outstanding balance.

This repurchase agreement is fully recourse to us and has covenants related to (i) minimum tangible net worth, (ii) maximum leverage, (iii) minimum liquidity and (iv) incurrence of additional recourse debt, among other covenants. The JPMorgan Facility also has a material adverse change pursuant to which JPMorgan can demand immediate repayment of our debt if they deem a material adverse change to have occurred. As of December 31, 2009, $7.0 million was outstanding under the facility at a weighted average borrowing rate of 2.9%, and CMBS investments with an estimated fair value of $10.9 million were pledged as collateral.

On March 30, 2010, we sold certain non-CDO CMBS investments which served as collateral for our repurchase agreement with a face amount of $152.9 million for $5.5 million. Proceeds from the sale were used to repay all remaining outstanding balances under our repurchase agreement, which is no longer in effect.

CDO Notes Payable. As of December 31, 2009 and 2008, we had the following CDO notes payable obligations.

		Collateral		CDO Notes Payable Issued as of December 31, 2009					CDO Notes Payable Issued as of December 31, 2008
Issuance	Issuance Date	Type	Face Amount	Type	Outstanding Balance	Fair Value	Weighted Average Interest Rate	Weighted Average Life Remaining (years)	Outstanding Balance	Fair Value	Weighted Average Interest Rate	Weighted Average Life Remaining (years)
CDO I	November 2005	CMBS	$418,748	Fixed	$147,078	$25,322	6.0%	18.8	$147,030	$34,162	6.0%	6.9
				Floating	118,208	7,604	0.6%	8.5	119,193	26,660	0.9%	6.4

Total CDO I			418,748		265,286	32,926	3.6%	14.2	266,223	60,822	3.7%	6.7

CDO II	October 2006	CMBS, mezzanine loans, first mortgage interests, Re-Remic securities	1,166,233	Fixed	49,405	—	5.8%	23.2	47,000	3,434	5.8%	10.2
				Floating	640,922	84,307	0.9%	14.5	661,303	147,439	1.1%	7.1

Total CDO II			1,166,233		690,327	84,307	1.2%	15.1	708,303	150,873	1.4%	7.3

Total			$1,584,981		$955,613	$117,233	1.9%	14.9	$974,526	$211,695	2.0%	7.1

CDO II has a replenishment collateral pool of up to $275.0 million that would allow reinvestment of proceeds from real estate loans that are paid off within five years from the closing of the transaction, subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture and satisfaction of certain other requirements. During the twelve months ended December 31, 2009, we contributed no CMBS or real estate loan interests as collateral to CDO II and CDO II received $5.5 million of real estate loan repayments on CDO II real estate loan collateral. At December 31, 2009 the CDO II replenishment pool balance was $6.8 million which is reflected as restricted cash on our consolidated balance sheets.

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

As a result of ratings agency downgrades relating to its CMBS collateral, CDO II has failed certain of its over-collateralization tests since February 2009. Such failures have continued, and are expected to continue for the foreseeable future. As a result of the failure of these over-collateralization coverage tests (i) certain interest payments normally scheduled to be allocated to the holders of the junior notes payable and preferred shareholders of CDO II were redirected to the holders of the senior notes payable, and (ii) any available principal proceeds were redirected to the holders of the senior notes payable. Consequently, we will not receive any cash flow distributions on the junior notes payable and preferred share investments retained by us and/or our affiliates in CDO II until such time, if ever, the over-collateralization coverage tests are complied with. Even if the over-collateralization coverage tests are eventually complied with, our ability to obtain regular cash payments from the assets securing CDO II is dependent upon CDO II continuing to meet interest coverage and over-collateralization coverage tests. If the February through December 2009 over-collateralization coverage tests for CDO II had not failed, we would have received approximately $16.7 million in additional distributions during 2009. During 2008, we received $28.0 million of net cash distributions from CDO II.

CMBS downgrades generally do not affect the over-collateralization coverage test applicable to collateral in CDO I, unless such collateral is downgraded to “CC” or below. As of December 31, 2009, 19 CMBS bonds underlying CDO I were downgraded to “CC” or lower, causing certain cash payments from such downgraded CMBS bonds normally scheduled to be allocated to us as the holder of the junior notes payable and preferred shares of CDO I, to be redirected to the holders of the senior notes payable of CDO I. These bond downgrades, combined with declining cash flows from the CMBS underlying CDO I, reduced the cash flow available to us on our retained CDO I preferred shares and we have not received payments from CDO I since July 2009. For the twelve months ended December 31, 2009, the Company received $1.1 from our retained interests in CDO I, compared with $3.0 million for the twelve months ending December 31, 2008.

The redirection of cash within our CDOs is not expected to impact the GAAP or tax treatment to us relative to our reporting of the individual assets and liabilities related to the CDOs as we consolidate both CDOs on our balance sheet. While we believe our December 31, 2009 balance sheet reflects the fair value of the individual CDO related assets and liabilities, we estimate there is little, if any, economic value of our retained interests in the CDOs. We are no longer receiving distributions from our retained interest in CDO I and CDO II, and we do not expect to receive distributions from such CDOs for the foreseeable future, if at all.

In June 2010, an event of default occurred on CDO I due to the failure to pay interest on the Class B-1 notes and Class B-2 notes. This was due to the continuing decline in cash flow from CMBS held by CDO I and the redirection of cash flow from CMBS bonds downgraded below “CC” to the Class A notes. Following the event of default, the Trustee determined that potential proceeds from a sale and liquidation of CDO I collateral would not be sufficient to pay in full the sum of principal and accrued interest, all administrative expenses, the collateral administration fee, any termination payment related to the interest rate swap and the holders of 66 2/3% of the aggregate note balance of all the classes of notes then outstanding agree with such determination. As such, the collateral will be held until such time as the sale and liquidation of the underlying collateral can satisfy the required cash payments or 66 2/3% of the aggregate note balance of all the classes of notes then outstanding direct the sale and liquidation of the collateral. In either case, we do not expect to receive any proceeds from our retained interests in CDO I from such a liquidation.

In September 2010, an event of default occurred on CDO II due to the failure to pay interest on the Class A notes and Class B notes. This was due primarily to the continuing declines in cash flow received from CMBS held by CDO II. As a result of this default, the Trustee will be required to determine if potential proceeds from a sale and liquidation of CDO II collateral would be sufficient to pay in full the sum of principal and accrued interest, all administrative expenses, the collateral administration fee, any termination payment related to the interest rate swap and the holders of 66 2/3% of the aggregate note balance of all the classes of notes then outstanding agree with such determination. If not, the collateral will be held until such time as the sale and liquidation of the underlying collateral can satisfy the required cash payments or 66 2/3% of the aggregate note balance of all the classes of notes then outstanding direct the sale and liquidation of the collateral. In either case, we do not expect to receive any proceeds from our retained interests in CDO II from such a liquidation.

With respect to CDO II, we have been appointed as its advancing agent. In this capacity, we may be required to make interest advances to CDO II in the event that the sum of interest proceeds and principal proceeds collected during the related due period are insufficient to remit the interest that is due and payable to the Class A Notes and Class B Notes in accordance with the priority of payments of CDO II (the amount of such insufficiency, an “Interest Shortfall”). We will be entitled to recover any previously unreimbursed interest advances made by it, together with interest thereon, first, from interest proceeds and second if applicable, from principal proceeds, senior to any payments of interest or principal to the noteholders and senior to any payments of fees, expenses or hedge payments of CDO II, only to the extent that such recovery would not trigger an additional Interest Shortfall to the Class A Notes or Class B Notes. In the event that we determine that such interest advances are nonrecoverable interest advances, we would be entitled to recovery of any previously unreimbursed interest advances made by us, together with interest thereon, without regards to whether such recovery would trigger additional Interest Shortfalls. As of December 31, 2009, we have not advanced funds to CDO II for any Interest Shortfalls in our capacity as advancing agent.

Note Payable. On March 3, 2009, we entered into an agreement with our counterparty to terminate and replace four interest rate swaps which had a $245.1 million ending notional amount and a $29.7 million fair value liability based on the present value of future cash flows before the credit valuation adjustment as of February 27, 2009, in exchange for a new seven-year pay-fixed receive-fixed interest rate swap (the “NAB Note Payable”). We initially recorded this new agreement at fair value and have classified it as a note payable on the date of the transaction as the new agreement no longer meets the definition of a derivative. We did not elect the fair value option for the NAB Note Payable.

On July 14, 2009, October 7, 2009 and December 7, 2009, we amended the agreement with our counterparty thereby reducing the July 2009 through January 2010 monthly payments due under the NAB Note Payable from approximately $0.4 million to $75 and resulting in an aggregate deferral in payments of approximately $2.6 million during such seven month period. In addition, the Amendment provides that commencing in February 2010, through and including September 2010, our monthly payments under the NAB Note Payable shall be increased from approximately $0.5 million to approximately $0.7 million, thereby providing for the repayment of the deferred amount over the eight month period following January 2010.

On January 4, 2010, we failed to make a payment of $0.1 million, for which we received notice from our counterparty on January 5, 2010. Upon the occurrence of the event of default, the counterparty has the right to designate an Early Termination Date (as defined in the Swap Agreement) following notice to the Company. Upon an Early Termination Date, we would become obligated to pay the counterparty (i) the $0.1 million originally due on January 4, 2010 plus interest on such amount to the Early Termination Date, and (ii) either the market value of a swap agreement providing the counterparty with the economic equivalent of the remaining payments due by us or, if such value is not determinable, the value of the counterparty’s loss as determined by the counterparty. On April 13, 2010, we were notified by the counterparty that it had designated April 19, 2010 as the Early Termination Date at which time the termination value under the agreement, including accrued interest, was $29.0 million. Although our obligations under the NAB Note Payable have not yet been accelerated, we would not have sufficient liquid assets available to pay such obligations if such obligations were to be accelerated.

Junior Subordinated Debentures and Notes. On April 9, 2007, we issued of trust preferred securities (“TRUPs”) through our unconsolidated subsidiary, JERIT TS Statutory Trust I (the “Trust”), in a private transaction exempt from registration under the Securities Act of 1933, as amended, or the Securities Act. Concurrently, we issued $61.9 million in junior subordinated debentures to the Trust and made a $1.9 million common equity investment in the Trust. The junior subordinated debentures had a 30-year term ending April 2037, were redeemable at par on or after April 30, 2012 and paid distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. The assets of the Trust consisted solely of the $61.9 million of junior subordinated notes concurrently issued by us, with terms that mirror the TRUPs. We incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the TRUPs.

On May 29, 2009, we entered into (i) an agreement with two holders of our TRUPs, with an aggregate liquidation amount of $56.3 million to exchange such TRUPs for $70.3 million aggregate principal amount of Junior Subordinated Notes issued by us, (ii) a letter agreement with one such holder, resulting in the issuance of 307,203 unregistered shares of our common stock and certain cash payments to that holder in connection with the exchange described above, (iii) an agreement with the other such holder, providing for certain cash payments to that holder in connection with the exchange described above, (iv) an agreement with a third holder of our TRUPs with an aggregate liquidation amount of $3.7 million to exchange such TRUPs for 541,906 unregistered shares of our common stock and certain cash payments, and (v) a registration rights agreement with those holders receiving shares of our common stock in the exchanges described above providing for certain piggyback registration rights with respect to such shares.

We accounted for the agreement to exchange $56.3 million of TRUPs as a modification and did not recognize a gain for that exchange and accounted for the agreement to cancel the remaining $3.7 million of TRUPs as a termination and recorded an aggregate gain of $3.2 million, or $0.62 per diluted common share, for the portion of that exchange that was completed during the twelve months ended December 31, 2009. Costs incurred to exchange and cancel the TRUPs were expensed.

All $60.0 million of TRUPs and accrued distributions due thereon were cancelled or satisfied as of December 31, 2009 in conjunction with these exchanges. We made aggregate cash payments of $0.8 million, issued 849,109 shares of restricted stock and $70.3 million of Junior Subordinated Notes to satisfy our obligations on the TRUPs in connection with the exchanges described above and the satisfaction of our distribution obligations.

The newly issued Junior Subordinated Notes accrue interest at a rate of 0.5% annually through April 29, 2012 or such earlier date as we elect (the “Modification Period”). If the Modification Period ends earlier than April 29, 2012, we are obligated to pay interest at a fixed rate of 7.2% annually from such date through April 29, 2012. Thereafter, we are obligated to pay interest at a variable rate equal to LIBOR plus 2.25% annually. During the Modification Period, we are subject to certain restrictions, including limitations on our ability to pay dividends on shares of our common stock, provided, however, that we shall be permitted to pay dividends to the extent necessary to satisfy REIT dividend requirements. The Indenture contains customary events of default, including those relating to nonpayment of principal or interest when due, and defaults based on events of bankruptcy and insolvency.

On February 1, 2010, we failed to make an interest payment of $0.1 million on the Junior Subordinated Notes and did not cure such default within the permitted grace period. During the continuance of an event of default, the Trustee or holders of not less than 25% aggregate principal amount of the Notes have the right to accelerate our obligation to pay the principal amount and accrued interest on the Junior Subordinated Notes. We have not received notice from the Trustee or the holders of the Junior Subordinated Notes accelerating such obligations. Upon an acceleration of payments, we would become obligated to pay $70.4 million to the holders of the Junior Subordinated Notes. We do not have sufficient liquid assets available to pay our obligations under the Junior Subordinated Notes if such obligations were to be accelerated.

General. As a result of our defaults under the Junior Subordinated Notes and NAB Note Payable, our lenders may accelerate the maturity of such debt, requiring us to immediately repay all outstanding principal. If we are unable to make such payments, we may have to recapitalize, refinance our obligations, sell some or all of our assets at prices below current estimated fair value or seek to reorganize under Chapter 11 or liquidate under Chapter 7 of the United States Bankruptcy Code. If we reorganized under Chapter 11 or liquidated under Chapter 7 of the United States Bankruptcy Code, it is expected that our common stockholders would not recover any value and unsecured creditors, including holders of the Junior Subordinated Notes and NAB Note Payable, would receive little, if any, value in relation to the outstanding principal amounts of the Company’s unsecured debt.

Dividends. In order to qualify as a REIT and to avoid corporate level income tax on the taxable income we distribute to our stockholders, we are required to distribute at least 90% of our ordinary taxable income and net capital gains on an annual basis. Certain of our investments, such as the subordinate CMBS investments, may generate substantial mismatches between taxable income and GAAP net income and cash flow. In order to meet the requirement to distribute a substantial portion of our net taxable income, we may need to borrow, sell assets, raise additional equity capital or pay dividends in the form of stock. Additionally, we may need to raise additional capital that may be dilutive or sell existing assets in order to acquire additional investments. As part of our plans to maintain adequate liquidity, we have discontinued payment of quarterly dividends and replaced it with payment of an annual dividend to the extent required to satisfy REIT dividend requirements, to the extent possible. We did not generate taxable income in 2009, and therefore declared no dividends in 2009. We expect to have taxable losses and/or utilize tax loss carryforwards for the foreseeable future and therefore, do not expect to pay any dividends in the foreseeable future.

The following table summarizes our quarterly distributions in 2009, 2008 and 2007 and reflects the impact of our 1-for-10 reverse stock split declared in February 2009:

Quarter	Dividend Type	Record Date	Declaration Date	Payment Date	Amount
First Quarter 2009	n/a	n/a	n/a	n/a	$—
Second Quarter 2009	n/a	n/a	n/a	n/a	—
Third Quarter 2009	n/a	n/a	n/a	n/a	—
Fourth Quarter 2009	n/a	n/a	n/a	n/a	—

					$—

First Quarter 2008	Regular	5/1/2008	4/18/2008	5/6/2008	$3.00
Second Quarter 2008	Regular	6/30/2008	6/13/2008	7/31/2008	3.00
Third Quarter 2008	Regular	9/30/2008	9/11/2008	10/31/2008	3.00
Fourth Quarter 2008	Regular	12/30/2008	12/16/2008	1/30/2009	3.00
Fourth Quarter 2008	Special	12/30/2008	12/16/2008	1/30/2009	5.80

					$17.80

First Quarter 2007	Regular	3/30/2007	3/14/2007	4/30/2007	$4.40
Second Quarter 2007	Regular	6/29/2007	6/13/2007	7/31/2007	4.49
Third Quarter 2007	Regular	9/28/2007	9/13/2007	10/31/2007	4.50
Fourth Quarter 2007	Regular	12/28/2007	12/12/2007	1/30/2008	4.50
Fourth Quarter 2007	Special	12/28/2007	12/12/2007	1/30/2008	6.50

					$24.39

Inflation. We believe that the risk of increases in the market interest rates as a result of inflation on any floating rate investments that we may invest in will be largely offset by our floating rate debt and the use of match funded financing which may include interest rate derivatives.

Contractual Obligations. Purchase commitments and aggregate principal maturities of our borrowings at December 31, 2009 were as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Capital commitments(1)	$4,951	$4,951	$—	$—	$—
Repurchase agreement(2)	6,966	6,966	—	—	—
CDO notes payable(3)(6)	955,613	—	—	—	955,613
Note payable(4)(6)	27,467	—	—	—	27,467
Junior subordinated notes(5)(6)	70,314	—	—	—	70,314

	$1,065,311	$11,917	$—	$—	$1,053,394

(1)

Maturity date represents the end of the Investment Period (December 2009) for the US Debt Fund. The timing and amount of capital calls are determined as necessary by the General Partner of the US Debt Fund. During the year ended December 31, 2009, we failed to fund $3.3 million in capital calls to the US Debt Fund leading to the assessment of penalty interest and dilution of our current investment. In addition, as a result of the failure to fund the capital calls discussed above, effective January 1, 2010, we are no longer receiving any management fee payments from the US Debt Fund. Total unfunded capital commitments to the US Debt Fund are $5.0 million of which, $1.7 million has yet to be called and is not expected to be called at this time.

(2)	The repurchase agreement was repaid in full during March 2010.

(3)

The maturity dates of the CDO notes payable, which are non-recourse borrowings, are contingent upon recovery of assets pledged as collateral and have a remaining expected average maturity of 14.2 years and 15.1 years for CDO I and CDO II, respectively, as of December 31, 2009.

(4)

Relates to an agreement with our counterparty to terminate and replace four interest rate swaps which had a $245.1 million ending notional amount in exchange for a seven-year pay-fixed receive-fixed interest rate swap (the “NAB Note Payable”). Due to a 2010 payment default on the NAB Note Payable, the counterparty designated an Early Termination Date in April 2010 and established a termination value of $29.0 million.

(5)	The junior subordinated notes mature in April 2037 and are redeemable at par on or after April 30, 2012.
(6)	During 2010, payments default occurred on these obligations due to a failure to meet certain funding obligations.

Off Balance Sheet Arrangements

As of December 31, 2009, we did not have any off balance sheet arrangements.

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

Fee Arrangements. We entered into a management agreement with the manager in June 2004 for an initial term of two years. After the initial term, the management agreement was renewed for additional one-year periods in June 2006 and June 2007 and will automatically be renewed each year for an additional one-year period unless we or the manager terminates the management agreement. The manager must be provided adequate notice of termination, as defined, according to the terms of the management agreement. Upon notice, a termination fee equal to four times the sum of the manager’s base management fees plus incentive fees for the 12-month period preceding the date of termination would be paid. Any accrued compensation due to the manager would also be paid.

In addition, if the management agreement is terminated without cause due to fees that the independent directors have determined to be unfair, the manager may agree to perform its management services at fees the independent directors determine to be fair, and the management agreement would not terminate. The manager may give notice it wishes to renegotiate the fees, in which case we and the manager must negotiate in good faith. If a renegotiated fee cannot be agreed upon within a specified period, the agreement will terminate, and we must pay the termination fees described above.

We may also terminate the management agreement with 60 days’ prior notice for cause, which is defined as (i) the manager’s fraud or gross negligence, (ii) the manager’s willful noncompliance with the management agreement, (iii) the commencement of any proceeding relating to the manager’s bankruptcy or insolvency or a material breach of any provision of the management agreement, uncured for a period of 60 days or (iv) a change in control of the manager. The manager may at any time assign certain duties under the management agreement to any affiliate of the manager provided that the manager shall remain liable to us for the affiliate’s performance.

Pursuant to the management agreement and subject to the supervision and direction of our board of directors, the manager performs services for us including the purchase, financing, sale and management of real estate and other real estate-related assets, the day-to-day management of us and the performance of certain administrative duties. For performing these services, we are obligated to pay the manager a monthly base management fee in arrears equal to 1/12 of the sum of (i) 2.0% of the first $400 million of our equity, (ii) 1.5% of equity in excess of $400 million and up to $800 million and (iii) 1.25% of equity in excess of $800 million. For purposes of calculating the base management fee, our equity equals the month-end value, computed in accordance with generally accepted accounting principles, of our stockholders’ equity, adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income. On July 20, 2009, October 7, 2009 and December 9, 2009, we and our manager entered into amendments to the management agreement whereby we agreed, effective as of April 1, 2009, that during the months of April 2009 through January 2010, (i) it was not required to make any payments of base management fees and/or incentive fees otherwise due and payable under the management agreement in excess of $75 per month and (ii) any Fees accruing and otherwise payable under the management agreement in excess of $75 per month shall be deferred and due and payable to the manager on such date after January 2010 as we and the manager shall mutually agree in writing. Since December 2009, we have not made any payments to the manager related to base management and incentive fees although we continue to accrue fees to the extent incurred. As of December 31, 2009, accrued but unpaid management fees were $2.4 million.

In addition, the manager is entitled to receive a quarterly incentive fee in an amount, not less than zero, equal to the product of (i) 25% of the dollar amount by which (a) funds from operations (as defined in the management agreement) of us for such quarter per share of common stock (based on the weighted average number of shares outstanding for such quarter) exceeds (b) an amount equal to (A) the weighted average of the price per share of common stock in the 144A Offering, and the prices per share of common stock in any subsequent offerings by us multiplied by (B) the greater of (1) 2.25% and (2) 0.875% plus one fourth of the ten-year U.S. treasury rate for such quarter, multiplied by (ii) the weighted average number of shares of Common Stock outstanding during such quarter. Funds From Operations, (“FFO”), as defined in the management agreement, is net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, gains (or losses) from sales of property and unrealized depreciation and/or appreciation, effective January 1, 2008, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.

The management agreement also provides that we are required to reimburse the manager for certain expenses incurred by the manager on our behalf, including the our pro rata share of overhead expenses of the manager required for our operations. In November 2006, effective retroactively to January 1, 2006, the independent members of the Board of Directors approved an amendment to the management agreement to provide that 2007 and in each calendar year thereafter, subject to approval by the independent members of the Board of Directors, the allocable overhead reimbursement will be $0.5 million multiplied by the sum of (a) one plus (b) the percentage increase in the Consumer Price Index (“CPI”) for the applicable year over the CPI for the calendar year 2006. The manager may also be paid or reimbursed for the costs of providing other services that outside professionals or consultants otherwise would provide on our behalf. If such services are provided by the manager, the reimbursement for such services will be no greater than what management believes would be paid to outside professionals, consultants or other third parties on an arm’s length basis. The manager is responsible for all costs, except as otherwise noted, incidental to the performance of its duties under the management agreement, including employment compensation (other than awards made by us under the equity incentive plan) of J.E. Robert Company, an affiliated entity, personnel who perform services for us pursuant to the management agreement.

In connection with the formation of CDO II (See Liquidity—Capital Resources and Borrowings- CDO Notes Payable) in October 2006, one of our wholly owned subsidiaries entered into a collateral administration agreement with J.E. Robert Company (the “collateral administrator”), pursuant to which the collateral administrator has agreed to advise our wholly owned subsidiary on certain matters regarding the collateral interests and other eligible investments securing the notes payable by CDO II. The collateral administrator is eligible to receive two fees payable on a monthly basis, with the senior fee equal to 1/12 of 0.075% of the

Monthly Asset Amount, as defined in the CDO II indenture, and the subordinate fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture, each fee payable with different priorities as set forth in the applicable indenture. These collateral administration fee schedules within the collateral administration agreement were approved by the members of our Board of Directors then considered to be independent pursuant to the rules of the NYSE. Since the February 2009 CDO II distribution date, J.E. Robert Company has not been entitled to receive the subordinate collateral administration fee, and is not entitled to receive such fee until certain CDO II over-collateralization coverage tests are complied with, among other tests.

Historically, the US Debt Fund paid to the US Debt Fund’s general partner a base management fee equal to 1.5% on drawn capital and up to 20% of the aggregate profits earned and distributed by the US Debt Fund (after limited partners receive distributions equal to their initial investment and a specified preferred rate of return thereon). Through December 31, 2009, we and JER Fund IV divided the management and incentive fees paid to the US Debt Fun’s general partner on a 50%-50% basis. Commencing on December 11, 2008 through and including December 11, 2009, the management fee payable by CalPERS to the US Debt Fund’s general partner shall be calculated to (i) include CalPERS’ pro-rata share of the outstanding principal balance on the US Debt Fund’s revolving credit facility with WestLB AG New York Branch and (ii) exclude CalPERS’ pro-rata share of unrestricted cash and cash equivalents held by the US Debt Fund. Subsequent to December 11, 2009 and through and including December 31, 2009, the US Debt Fund will pay the US Debt Fund’s general partner a base management fee equal to 1.5% on drawn capital and up to 20% of the aggregate profits earned and distributed by the US Debt Fund (after limited partners receive distributions equal to their initial investment and a specified preferred rate of return thereon). As a result of our US Debt Fund capital call funding defaults, effective January 1, 2010, we will no longer receive our share of such management fee until such funding default is cured.

For the twelve months ended December 31, 2009, 2008 and 2007, we earned the following related party revenues and incurred the following related party expenses, and had the following amounts outstanding at December 31, 2009 and 2008.

	For the Twelve Months Ended December 31,			Location on		Amounts Unpaid as of December 31,
	2009	2008	2007	Statement of Operations	Balance Sheet	2009	2008
Revenues
US Debt Fund management fee	$1,051	$434	$3	Fee income	Due from affiliate	$294	$145
Joint venture management fee	—	110	16	Fee income	Due from affiliate	—	12

Total revenues	$1,051	$544	$19			$294	$157

Expenses
Base management fees	$4,151	$6,725	$7,331	Management fees, affiliate	Due to affiliate	$2,443	$577
Incentive fees	—	—	826	Incentive fees, affiliate	Due to affiliate	—	—
Overhead reimbursement	532	534	514	General and administrative	Due to affiliate	—	87
CDO II collateral administration fees	880	1,497	1,436	General and administrative	Accounts payable and accrued expenses	8	25

Total expenses	$5,563	$8,756	$10,107			$2,451	$689

Real Estate Loans: The following table presents a summary of loans outstanding at December 31, 2009 in which we have invested where an affiliate of the Manager held a controlling equity interest in the borrower.

			At Investment		Balance as of December 31, 2009
Year of Investment	Type of Loan(s)	Loan Type	Unpaid Principal Balance	Cost Basis	Unpaid Principal Balance	Amortized Cost	Fair Value
2007	Mezzanine loans	Hospitality	$50,000	$49,375	$37,092	$36,854	$2,590
2006	Mezzanine loans	Hospitality	65,000	65,000	44,213	44,213	19,350

	Total		$115,000	$114,375	$81,305	$81,067	$21,940

Special Servicing: Each CMBS securitization requires that a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. Because neither the Company or the manager has special servicer status, it has appointed J.E. Robert Company as the special servicer when the Company has acquired a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company received $9.1 million, $4.2 million and $6.7 million in fees as special servicer during the twelve months ended December 31, 2009, 2008 and 2007, respectively. All fees due to J.E. Robert Company as special servicer are paid either by the applicable securitization vehicles or the borrower and not directly by the Company and such fees are consistent with traditional, well established market standards and are set as part of the arms-length negotiations to acquire such CMBS bonds from the issuer. However, because we generally own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company may reduce the amounts available to pay us pursuant to the terms of the applicable CMBS trusts.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Amounts are presented in thousands except for share and per share data and as otherwise noted)

Market Risk. Market risk is the exposure to loss resulting from changes in interest rates, credit curve spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks to which we are exposed are interest rate risk and credit risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Credit risk is highly sensitive to dynamics of the markets for commercial mortgage-backed securities and other loans and securities we plan to invest in. Excessive supply of these assets combined with reduced demand will cause the market to require a higher yield. This demand for higher yield will cause the market to use a higher spread over the U.S. Treasury securities yield curve, or other benchmark interest rates, to value these assets. Changes in the general level of the U.S. Treasury yield curve can have significant effects on the market value of our investment portfolio.

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

We have utilized financial instruments, primarily interest rate swaps, in order to limit the effects of fluctuations in interest rates on our operations. We do not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of these types of derivatives to hedge interest-earning assets and/or interest-bearing liabilities carries certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of securities and that such losses may exceed the amount invested in such instruments. A hedge may not perform its intended purpose of offsetting losses. At times, we may have interest rate swap maturities or notional balances that do not correspond with outstanding floating rate debt balances, debt maturity dates or amounts. Moreover, with respect to certain of the instruments used as hedges, we are exposed to the risk that the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position. If we anticipate the income from any such hedging transaction will not be qualifying income for REIT income test purposes, we may conduct part or all of our hedging activities through a corporate subsidiary that will be fully subject to federal corporate income taxation (a taxable REIT subsidiary). Our profitability may be adversely affected during any period as a result of changing interest rates.

Interest Rate Risk. Interest rate sensitivity refers to the change in earnings and cash flows that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, primarily LIBOR and treasury rates. At December 31, 2009, our primary sensitivity to interest rates related to the income we earned on a portion of our $268.5 million of floating rate assets and $766.1 million of floating rate debt all tied to LIBOR, resulting in net floating rate liabilities of $497.6 million. This exposure has been hedged with $376.2 million of notional amount of pay fixed interest rate swaps at December 31, 2009 thereby reducing exposure to interest rate fluctuations to a face amount of approximately $121.4 million of net liabilities. The following table presents our pay-fixed interest rate swaps as of December 31, 2009.

Trade Date	Effective Date	Termination Date	CDO		Initial Notional Balance	Notional Balance at December 31, 2009	Ending Notional Balance	Fair Value at December 31, 2009(1)	Pay-Fixed Interest Rate	Asset/ Liability at December 31, 2009	Location on the Balance Sheet at December 31, 2009
October 2005	November 2005	June 2015	CDO I	(2)	$109,977	$109,977	$5,697	$(10,868)	4.9%	Liability	Interest rate swap agreements related to CDOs, at fair value
September 2006	October 2006	August 2016	CDO II		386,324	266,206	219,929	(27,409)	5.1%	Liability	Interest rate swap agreements related to CDOs, at fair value

					$496,301	$376,183	$225,626	$(38,277)

(1)

The settlement amount of our interest rate swap liabilities was $(38.3) million as of December 31, 2009. This liability is partially offset by a $32 credit valuation adjustment as of December 31, 2009 due to the requirement to incorporate a credit valuation allowance for our CDO’s and our counterparty’s credit rating to arrive at fair value of the interest rate swap.

(2)

In October 2010, the counterparty terminated this interest rate swap related to our CDO I financing. In accordance with the ISDA master agreement, October 15, 2010 was designated as the Early Termination Date at which time the amount payable under the agreement, including accrued interest, was $18.6 million.

At December 31, 2009, our interest rate swaps mitigate the impact of interest rate changes on our net earnings and cash flow. As a result of and due to floating rates on our real estate loans, CDO notes payable, repurchase agreement borrowings, and interest rate swaps changes in interest rates will generally impact our net income. All of our floating rate assets and liabilities are tied to LIBOR or the applicable base rate and some are subject to certain caps, floors or other limitations. The following table shows the estimated change in net income for a 12-month period based on changes in the applicable LIBOR rates applied to floating rate assets, liabilities and interest rate swaps outstanding as of December 31, 2009:

LIBOR Rate Change (Basis Points)	Estimated Increase (Decrease) in Net Income Over 12 Months at December 31, 2009(1)(2)
(in thousands)
-150	$ 195
-50	195
50	(423)
150	(1,269)

(1)	Estimated increased (decrease) in net income over next twelve months does not consider the impact of any future changes in advance rates and spreads on borrowing arrangements.
(2)	At December 31, 2009, the 1-month LIBOR rate was approximately 23 basis points. This analysis is presented assuming LIBOR will be equal to or greater than 0 basis points.

Interest rate changes may also affect the fair value of our CMBS investments, real estate loans and derivatives. We have not entered into derivative transactions designed to hedge changes in fair value.

Credit Risk. Our portfolio of commercial real estate loans and securities is subject to a high degree of credit risk. Credit risk is the exposure to loss from debtor defaults. Default rates are subject to a wide variety of factors, including, but not limited to, property performance, property management, supply and demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the United States economy, the availability of credit and/or refinancing opportunities, and other factors beyond our control.

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

We seek to manage credit risk through the underwriting process, establishing loss assumptions and monitoring of loan performance. Before acquiring a controlling class security (represented by a majority ownership interest in the most subordinate tranche) in a proposed pool of loans, we perform a rigorous analysis of all of the proposed underlying loans. Information from this review is then used to establish loss assumptions. We assume that some portion of the loans will default and calculate an expected or loss adjusted yield based on that assumption. After the securities have been acquired, we monitor the performance of the loans, as well as external factors that may affect their value.

Factors that indicate a higher loss severity or acceleration of the timing of an expected loss will cause a reduction in the expected yield and therefore reduce our earnings. Furthermore, we may be required to write down a portion of the accreted cost basis of the affected assets through a charge to income in the event that the investment is considered impaired.

Since 2008, in response to a deteriorating macroeconomic and commercial real estate environment, we have increased the numbers of loans we assume will default, the severity of losses on such defaults, and accelerated the timing of such projected losses. We currently assume that substantially all of the principal of securities owned by us, will not be recoverable over time. The timing and the amount of the loss of principal are the key assumptions to determine the economic yield of these securities. Timing is of paramount importance because generally the longer the principal balance remains outstanding the more interest the holder receives to support a greater economic return. Alternatively, if principal is lost faster than originally assumed, there is less opportunity to receive interest and a lower return or loss may result. If actual principal losses on the underlying loans exceed loss assumptions, the higher rated securities will be affected more significantly as a loss of principal may not have been assumed previously on such higher related securities.

Below are selected credit statistics on our CMBS investments and the commercial real estate loans that serve as collateral on our first-loss CMBS investments (all dollars rounded to thousands).

	December 31, 2008	September 30, 2009	December 31, 2009	March 31, 2010(1)	June 30, 2010(1)	September 30, 2010(1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
CMBS Portfolio
Total CMBS investments	26	26	26	25	25	25
Face amount of CMBS investments	$1,757,354	$1,717,495	$1,706,288	$1,512,373	$1,477,733	$1,363,247
CMBS investments in which JRT owns the first-loss position	21	21	21	19	19	19
Face amount of first-loss CMBS investments	$1,651,790	$1,628,104	$1,616,897	$1,423,683	$1,389,163	$1,277,988
Face amount of collateral pool for first-loss CMBS investments	$47,729,268	$46,988,003	$46,166,110	$40,558,585	$40,077,056	$39,699,611

Credit Statistics on Collateral Pool for First-Loss CMBS Investments
60-day+ delinquency amount	$392,963	$1,500,596	$1,543,098	$2,645,776	$3,044,466	$3,240,308
60-day+ delinquency rate	0.8%	3.2%	3.3%	6.5%	7.6%	8.2%

Special servicing amount	$713,515	$3,388,698	$3,107,147	$4,598,153	$4,487,474	$4,699,261
Special servicing rate	1.5%	7.2%	6.7%	11.3%	11.2%	11.8%

Realized losses to date	$3,404	$27,206	$37,575	$53,561	$112,341	$195,011
Appraisal reductions to date	$19,010	$395,556	$474,033	$650,888	$1,176,671	$1,246,161

Projected losses over life of collateral pool	$964,107	$1,686,918	$1,658,918	$2,025,503	$2,052,987	$2,491,627
Projected loss rate over life of collateral pool	2.0%	3.6%	3.6%	5.0%	5.1%	5.8%

(1)

On March 30, 2010, the Company sold its interest in two non-CDO CMBS investments in which it held the first-loss position. In one of these investments, the Company retained other CMBS bond classes which were not in the first-loss position.

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

Recent Events

Investments

Subsequent to December 31, 2009, the US Debt Fund made $61.0 million in distributions to its partners, of which our share was $2.8 million, of which $2.7 million was applied against the unfunded limited partner capital calls of $3.3 million and $0.1 million was distributed related to our general partner interest in the fund.

Subsequent to December 31, 2009, we received $1.7 million in principal repayments from certain real estate loan investments. Such repayments were from real estate loans that serve as collateral for CDO II and did not increase our unrestricted cash balance.

On November 2, 2010, we received a discounted payoff of $7.0 million, including accrued interest, on a real estate loan with a face amount and fair value of $10.0 million and $5.6 million, respectively, at December 31, 2009. Such repayments were from a real estate loan that served as collateral for CDO II and did not increase our unrestricted cash balance.

Financing

On March 30, 2010, we sold certain CMBS investments which served as collateral for our repurchase agreement with a face amount and cost basis of $152.9 million and $5.9 million, respectively, for $5.5 million. Proceeds from the sale were used primarily to repay all outstanding principal under our repurchase agreement, which is no longer in effect.

In June 2010, an event of default occurred on CDO I due to the failure to pay interest on the Class B-1 notes and Class B-2 notes. This was due to the continuing decline in cash flow from CMBS held by CDO I and the redirection of cash flow from CMBS bonds downgraded below “CC” to the Class A notes. Following the event of default, the Trustee determined that potential proceeds from a sale and liquidation of CDO I collateral would not be sufficient to pay in full the sum of principal and accrued interest, all administrative expenses, the collateral administration fee, any termination payment related to the interest rate swap and the holders of 66 2/3% of the aggregate note balance of all the classes of notes then outstanding agree with such determination. As such, the collateral will be held until such time as the sale and liquidation of the underlying collateral can satisfy the required cash payments or 66 2/3% of the aggregate note balance of all the classes of notes then outstanding direct the sale and liquidation of the collateral. In either case, we do not expect to receive any proceeds from our retained interests in CDO I from such a liquidation.

In September 2010, there was an event of default on CDO II due to the failure to pay interest on the Class A notes and Class B notes. This was due primarily to the continuing declines in cash flow received from CMBS held by CDO II. As a result of this default, the Trustee will be required to determine if potential proceeds from a sale and liquidation of CDO II collateral would be sufficient to pay in full the sum of principal and accrued interest, all administrative expenses, the collateral administration fee, any termination payment related to the interest rate swap and the holders of 66 2/3% of the aggregate note balance of all the classes of notes then outstanding agree with such determination. If not, the collateral will be held until such time as the sale and liquidation of the underlying collateral can satisfy the required cash payments or 66 2/3% of the aggregate note balance of all the classes of notes then outstanding direct the sale and liquidation of the collateral. In either case, we do not expect to receive any proceeds from our retained interests in CDO II from such a liquidation.

Interest Rate Swaps

In October 2010, we terminated its interest rate swap related to our CDO I financing. In accordance with the ISDA master agreement, October 15, 2010 was designated as the Early Termination Date at which time the termination value under the agreement, including accrued interest, was $18.6 million.

Other

On March 31, 2010, we filed a Form 15 with the SEC thereby ceasing to be an SEC reporting company.

On December 15, 2010, Daniel J. Altobello and Peter D. Linneman, the independent members of our Board of Directors, tendered their resignations effective December 31, 2010, and the Board appointed J. Michael McGillis, our Chief Financial Officer, Vice President and Treasurer, and Keith W. Belcher, our Executive Vice President, to our Board of Directors, effective December 31, 2010, to serve in their place until our next annual stockholder meeting, which is currently expected to be held in May 2011.

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

(a) Evaluation of Disclosure Control and Procedures. An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) No Attestation Report by Public Accounting Firm. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Management’s Report on Internal Control Over Financial Reporting. Managements Report on Internal Control over Financial Reporting, which appears on page F-2, is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

No other information is being furnished with this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

During the twelve months ended December 31, 2009, we paid an annual director’s fee to each of our directors considered to be independent under the rules of the NYSE of $100,000, payable quarterly. All members of our Board of Directors are reimbursed for their costs and expenses incurred in attending all meetings of our Board of Directors. The compensation that the Company pays to its independent directors is subject to change at the discretion of our Board of Directors.

The following table sets forth the compensation amounts paid by the Company during the year ended December 31, 2009 to independent directors who served on its board during 2009. The Company accounts for stock-based compensation for its non-employee directors in accordance with ASC Topic 817. Non-employee directors are deemed to be employees for the purposes of applying ASC Topic 817, which established accounting requirements using a fair-value based method of accounting for stock-based employee compensation plans.

Name	Fees Earned or Paid in Cash	Total
Daniel J. Altobello	$89,167	$89,167
Frank J. Caufield(1)	20,833	20,833
Peter D. Linneman	81,667	81,667
W. Russell Ramsey(1)	20,833	20,833
Dwight L. Bush(1)	22,917	22,917

(1)	Effective May 28, 2009, this directors’ service on the Board of Directors ceased.

ITEM 11.	EXECUTIVE COMPENSATION

The Company is externally managed and advised by JER Commercial Debt Advisors LLC, which it refers to as “its Manager,” an affiliate of J.E. Robert Company. JER Commercial Debt Advisors was formed in April 2004 for the sole purpose of managing the Company.

The Company and its Manager have no employees. Each of the Company’s executive officers is also a non-employee officer of its Manager and employed by J.E. Robert Company. The Company is party to an amended management agreement that it originally entered into with its Manager on June 4, 2004, pursuant to which its Manager provides for the day-to-day management of its operations. The Company relies on the facilities, resources and personnel of J.E. Robert Company to conduct its operations, including providing it with its executive officers through its Manager pursuant to our services agreement with J.E. Robert Company. See “Services Agreement with J.E. Robert Company” below.

Because the Company’s Management Agreement provides that its Manager assumes principal responsibility for managing its affairs, its executive officers do not receive a salary, bonus or employee benefits from the Company for serving as its executive officers. However, in their capacities as officers or employees of J.E. Robert Company, they devote such portion of their time to the Company’s affairs as is required for the performance of the duties of its Manager under the Management Agreement. The following table lists the Company’s executive officers and the positions they have or had, as applicable, with JER Commercial Debt Advisors, its Manager, and J.E. Robert Company who were either (i) the Chief Executive Officer or Chief Financial Officer at any time during the twelve months ended December 31, 2009, (ii) the three highest paid executives as of December 31, 2009 or (iii) and executives not serving at December 31, 2009 who would have been included on this list if they were still employed by the Manager at December 31, 2009 (together the “Named Executive Officers”).

Name	Principal Position at the Company	Position at JER Commercial Debt Advisors	Position at J.E. Robert Company

Joseph E. Robert, Jr.(1)	Chairman and Chief Executive Officer	Chairman	Chairman

Mark S. Weiss(2)	President	Managing Director	Managing Director

Tae-Sik Yoon(3)	Executive Vice President	Managing Director	Managing Director

Keith Belcher(1)	Executive Vice President	Managing Director	Managing Director

J. Michael McGillis(1)	Chief Financial Officer, Vice President and Treasurer	Managing Director and Chief Financial Officer	Managing Director and Chief Financial Officer

Kenneth Krejca(1)	Vice President	Director	Director

Daniel T. Ward(1)	Secretary	Managing Director and General Counsel	Managing Director and General Counsel

(1)	Individual still holds specificied position with the Company, JER Commercial Debt Advisors and the J.E. Robert Company.
(2)	Effective July 15, 2009, Mark S. Weiss resigned his position with the Company and its affiliates.
(3)	Tae-Sik Yoon resigned his position with the Company and JER Commercial Debt Advisors effective April 30, 2009 and resigned his position with the J.E. Robert Company effective October 30, 2009.

All of the Company’s Named Executive Officers receive their cash compensation, including base salaries and bonuses, from J.E. Robert Company. The Company’s Manager and J.E. Robert Company have informed the Company that, because the services performed by its Named Executive Officers are not performed exclusively for the Company, they cannot segregate and identify that portion of the compensation awarded to, earned by or paid to the Company’s Named Executive Officers by J.E. Robert Company that relates solely to their services to the Company.

In addition to the compensation provided to the Company’s executive officers by J.E. Robert Company, the Company has in the past provided, and may in the future continue to provide its Manager, its Named Executive Officers and certain other employees of J.E. Robert Company with awards granted pursuant to our Nonqualified Stock Option and Incentive Award Plan and Nonqualified Stock Option and Incentive Award Plan (Manager Only), which are referred to together as our “Incentive Plan.” Please see the section entitled “JER Investors Trust Inc. Nonqualified Stock Option and Incentive Award Plan” for a description of the material terms of the Incentive Plan.

As it relates to executive compensation, the principal functions of the Compensation Committee have been to:

•	review the goals and objectives of our executive compensation plans;

•	administer our incentive plans and recommend any amendments or successor plans for stockholder approval;

•	review and approve grants of awards pursuant to any incentive plans and recommend such grants to the Board of Directors for final approval;

•	evaluate the performance of our executive officers;

•	evaluate the appropriate level of compensation for Board of Director and committee service by non-employee directors;

•	review and approve any employment, severance or termination agreements that may be made by the Company with any executive officer;

•	review perquisites or other personal benefits, if any, to our executive officers; and

•	annually evaluate the goals and objectives of our Management Agreement, the fees payable pursuant to the Management Agreement and the performance of our manager.

Decisions on grants are ultimately made by the Board of Directors. Effective May 28, 2009, the Compensation Committee was dissolved and its charter was revoked, at which time the Board of Directors assumed all of the duties of the Compensation Committee.

The Board of Directors has historically retained Frederic W. Cook & Co., Inc. as a compensation consultant (the “Compensation Consultant”) to advise it on a variety of compensation related issues. The Compensation Consultant reports directly to the Board of Directors and does not perform any services for management unless requested by the Board of Directors. The Compensation Consultant receives no compensation from the Company other than for its work in advising the Board of Directors, and maintains no other economic relationships with the Company.

In 2009 and 2010, the Compensation Consultant conducted a competitive review of the terms of our management agreement relative to market standards and reviewed the executive compensation-related disclosure of the Company’s annual proxy statement.

Compensation Philosophy and Objectives

The objectives of our compensation program are to:

•

reinforce our long-term commitment to the success of our manager and the directors, consultants, executive officers and certain other employees of J.E. Robert Company who are or will be responsible for such successes;

•	facilitate the ownership of our stock by these persons by aligning their interest with those of our stockholders; and

•	benefit our stockholders by encouraging high levels of performance by persons whose performance is a key element in achieving the Company’s success.

We established the Incentive Plan in order to support these objectives.

Compensation Setting Process

Historically, the Compensation Committee determined the extent of our equity award grants. In making such determination, the Compensation Committee reviewed and considered (1) recommendations of our manager, (2) industry and market conditions and the Company’s future objectives and challenges, (3) advice from its Compensation Consultant and (4) compensation structure and amounts paid by comparable companies. Effective May 28, 2009, the Compensation Committee was dissolved and its charter was revoked, at which time the Board of Directors assumed all of the duties of the Compensation Committee. During 2009, based upon management’s judgment, the Company’s performance, industry and market conditions and the input of our Board of Directors and our Compensation Committee, as applicable, the Board of Directors did not make any equity grants.

Long-Term Equity Incentives

Pursuant to the provisions of the Incentive Plan, our Board of Directors has the authority to (i) administer the Incentive Plan, (ii) interpret the Incentive Plan and (iii) grant shares of our Common Stock, stock options, stock appreciation rights, restricted stock, performance awards, outperformance awards and other stock or performance-based awards to our manager, non-officer directors, consultants, our executive officers and other personnel. The Company believes that its Incentive Plan aligns the interest of its management, personnel and stockholders by incentivizing the Company’s management and personnel to achieve strong returns for stockholders.

During 2009, the Company made no equity grants to its key personnel, including our Named Executive Officers; however, in prior years the Company did grant restricted shares of Common Stock to its Named Executive Officers and other key personnel of J.E. Robert Company. During 2009, the Company made no equity grants to any of its directors, as discussed in Item 10, “Directors, Executive Officers and Corporate Governance.”

Summary Compensation Table

The following table sets forth summary information concerning the grant date fair value of stock awards to each of its Named Executive Officers for the Company’s fiscal years 2009, 2008 and 2007.

Name	Principal Position at the Company	Year	Stock Awards(1)	Total
Joseph E. Robert, Jr.	Chairman and Chief Executive Officer	2009	$—	$—
		2008	—	—
		2007	—	—

Mark S. Weiss	President (through July 15, 2009)	2009	—	—
		2008	—	—
		2007	758,800	758,800

Tae-Sik Yoon	Executive Vice President (through April 30, 2009)	2009	—	—
		2008	—	—
		2007	284,550	284,550

J. Michael McGillis	Chief Financial Officer, Vice President and Treasurer	2009	—	—
		2008	—	—
		2007	142,275	142,275

Keith Belcher	Executive Vice President	2009	—	—
		2008	—	—
		2007	189,700	189,700

Kenneth Krejca	Vice President	2009	—	—
		2008	—	—
		2007	142,275	142,275

Daniel T. Ward	Secretary	2009	—	—
		2008	—	—
		2007	—	—

(1)

The amount reported in these columns reflects the number of shares granted multiplied by the closing price on the grant date for both time-vesting and performance-vesting shares. While the grant-date fair value calculated in accordance with ASC Topic 718 for time-vesting shares was the same (number of time-vesting shares granted times the closing price), the grant-date fair value of our performance-vesting shares would have been less. Because our executive officers are not employees, we use ASC Topic 505 rather than ASC Topic 718 to account for their equity awards, and therefore did not calculate a grant-date fair value of these equity awards. In addition, the actual realized value and actual accounting cost for these awards under ASC Topic 505 was much lower than the value of the shares at grant.

Grants of Plan-Based Awards for 2009

The Company did not make equity-based grants to our Named Executive Officers during 2009.

Outstanding Equity Awards at Fiscal Year-End 2009

The table below sets forth information concerning the equity awards held by all Named Executive Officers pursuant to the Incentive Plan as of December 31, 2009.

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Estimated Fair Market Value of Unearned Shares, Units or Other Rights That Have Not Vested
Joseph E. Robert, Jr.	—	—	—	—
Mark S. Weiss	(1)	(1)	(1)	(1)
Tae-Sik Yoon	(2)	(2)	(2)	(2)
J. Michael McGillis	125	16	375	49
Keith Belcher	167	22	500	65
Kenneth Krejca	125	16	375	49
Daniel T. Ward	—	—	—	—

(1)	Effective July 15, 2009, Mark S. Weiss resigned his position with the Company and its Manager. As such, all unvested shares or units of stock were forfeited on the termination date.
(2)	Effective October 30, 2009, Tae-Sik Yoon resigned his position with the J.E. Robert Company. As such, all unvested shares or units of stock were forfeited on the termination date.

Subject to certain conditions, the shares of restricted stock granted to the Named Executive Officers under the Incentive Plan vest over a period of three years. Certain of these restricted shares vest over the requisite service period and the remainder are subject to the achievement of certain performance targets, including the Company achieving certain financial performance goals or objectives. The performance goals for awards are based on the Company’s cumulative total return to holders of its Common Stock or the Company’s net return on equity, in either case, during the performance period. The number of shares of restricted stock granted under the Incentive Plan and set forth in the above table reflect the 1-for-10 reverse stock split effected by us on February 20, 2009.

Upon joining the Company during 2006, our former president was awarded 6,000 shares of restricted Common Stock and an option to purchase 15,000 shares of Common Stock. Both grants were made under the Incentive Plan as a means of immediately linking our former president’s future success with the goals of our stockholders.

The performance targets were not achieved for either the restricted shares of the Company’s Common Stock or the stock option awards for the June 30, 2009 Performance Vesting Date, and on July 15, 2009, our former president resigned from his position with the Company and its Manager and 4,200 shares of our Common Stock and the options to purchase 15,000 shares of our Common Stock were forfeited.

Options Exercised and Stock Vested

The following table sets forth the number of shares of our Common Stock acquired upon the vesting of stock awards during the year ended December 31, 2009 and the value realized upon vesting.

Name	Number of Shares Acquired on Vesting	Aggregate Value Realized on Vesting(1)
Joseph E. Robert, Jr.	—	$—
Mark S. Weiss	1,267	824
Tae-Sik Yoon	250	163
J. Michael McGillis	125	81
Keith Belcher	167	109
Kenneth Krejca	125	81
Daniel T. Ward	—	—

(1)	The amount reported in this column is based on the closing stock price on the day the shares vested, as adjusted for the 1-for-10 reverse stock split effected by us on February 20, 2009.

Employment Agreements and Potential Payments Upon Termination or Change in Control

We have not entered into any individual employment or severance agreements with any of our Named Executive Officers.

The potential payments upon termination or change in control as described herein relate to awards granted and agreements entered into as of December 31, 2009.

With respect to awards made to our Named Executive Officers, under the Incentive Plan, in the event that a change in control (as defined in the Incentive Plan) of the Company occurs during the executive officer’s term of employment with J.E. Robert Company and, as a result of such change in control, one or more of the following occurs: (i) the Company’s Manager ceases to serve as the manager of the Company or its successor; (ii) the Company or its successor does not assume, convert or replace the awards; or (iii) the executive officer’s employment with J.E. Robert Company is (x) involuntarily terminated other than for willful misconduct (as defined in the applicable restricted stock agreement) or (y) terminated by the executive for good reason (as defined in the applicable restricted stock agreement), for each of (x) and (y) at any time during the 24-month period following the date of such change in control, then the portion of the restricted stock awards that are subject to vesting over three years subject to continued employment with J.E. Robert Company will become immediately and fully vested as of the date of such event and the portion of the restricted stock awards that are subject to vesting based on the achievement of certain performance targets will become immediately and fully vested if the performance target would have been met if measured on an annualized basis (including for up to the remaining vesting periods) as of the date of such event.

The table below sets forth the value of the outstanding equity awards held by the Company’s Named Executive Officers that would have vested as of December 31, 2009, assuming that a change in control and one of the other acceleration events described above had occurred on that date. Values have been calculated using the closing price of our Common Stock on December 31, 2009, as adjusted for the 1-for-10 reverse stock split effected by us on February 20, 2009.

Name	Value of Vesting Stock Options	Value of Vesting Restricted Stock Awards
Joseph E. Robert, Jr.	$—	$—
Mark S. Weiss(1)	—	—
Tae-Sik Yoon(2)	—	—
J. Michael McGillis	—	65
Keith Belcher	—	87
Kenneth Krejca	—	65
Daniel T. Ward	—	—

(1)	Effective July 15, 2009, Mark S. Weiss resigned his position with the Company and its affiliates As such, all unvested shares or units of stock were forfeited on the termination date.
(2)	Effective October 30, 2009, Tae-Sik Yoon resigned his position with the J.E. Robert Company. As such, all unvested shares or units of stock were forfeited on the termination date.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For purposes of this proxy statement, a “beneficial owner” means any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of, shares of our Common Stock; and/or (ii) investment power, which includes the power to dispose, or to direct the disposition of, shares of our Common Stock.

A person is also deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security at any time within 60 days.

Listed in the following table and the notes thereto is certain information with respect to the beneficial ownership of shares of our Common Stock as of September 30, 2010 by each person known by us to be the beneficial owner of more than five percent of our Common Stock, and by each of our directors and executive officers who served during the year ended December 31, 2009, individually and as a group. Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power. The percentage of class beneficially owned is based on 5,831,029 shares of our Common Stock outstanding as of September 30, 2010.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
5% Stockholders:
EJF Capital LLC- 2107 Wilson Blvd, Suite 410, Arlington, VA 22201	790,809	13.6%

Directors and Officers:(2)
Joseph E. Robert, Jr.(3)	488,337	8.4%
Frank J. Caufield(4)	20,946	*
W. Russell Ramsey(4)	18,627	*
Mark S. Weiss(5)	17,629	*
Keith W. Belcher	3,516	*
Tae-Sik Yoon(6)	3,194	*
Peter D. Linneman	2,995	*
Daniel J. Altobello	2,756	*
Kenneth D. Krejca	1,258	*
Dwight L. Bush(4)	1,113	*
J. Michael McGillis	1,091	*
Daniel T. Ward	660	*
All directors and officers as a group (12 persons)	562,122	9.6%

*	Less than 1%.

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days of the date hereof, are deemed beneficially owned for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person.

(2)	The address of all officers and directors listed in this table is c/o J.E. Robert Company, 1650 Tysons Blvd., Suite 1600, McLean, Virginia 22102.
(3)

127,061 shares of Common Stock beneficially owned by Mr. Robert are directly owned by J&L Blend, L.P., of which J&L Blend-I, LLC (“J&LBLLC” ) is the general partner. Robert Family Partnership, L.P. (“RFPLP”) is the manager of J&LBLLC. Mr. Robert is the president of Robert Family Inc., the general partner of RFPLP.

(4)	Effective May 28, 2009, this directors’ service on the Board of Directors ceased.
(5)	Effective July 15, 2009, Mark S. Weiss resigned his position with the Company and its Manager. As such, all unvested shares or units of stock were forfeited on the termination date.
(6)	Effective October 30, 2009, Tae-Sik Yoon resigned his position with the J.E. Robert Company. As such, all unvested shares or units of stock were forfeited on the termination date.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our chairman and chief executive officer and each of our executive officers also serve as officers of our manager and other affiliated companies of J.E. Robert Company. At the time of our formation, when our Management Agreement, Incentive Plan, conflicts policy and other organizational matters were originally approved on our behalf, Mr. Robert, the sole stockholder of J.E. Robert Company, was our sole stockholder and sole director. In addition, Mr. Robert and J.E. Robert Company were the only members of our manager. As a result, these matters were not negotiated at arm’s length and their terms, including fees payable to our manager, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. J.E. Robert Company and its affiliates manage other real estate investment entities including JER Real Estate Partners III, L.P. and JER Real Estate Qualified Partners III, L.P. (collectively, “JER Fund III”) and JER Real Estate Partners IV, L.P. and JER Real Estate Qualified Partners IV, L.P. (together, “JER Fund IV,” and, collectively with JER Fund III, the “JER Funds”), which may have investment objectives similar to ours.

On December 11, 2007, the Company and JER Fund IV entered into a limited partnership agreement (as amended, the “LPA”) pursuant to which the Company and JER Fund IV agreed to co-manage and invest $10 million each in an aggregate $220 million private equity fund known as JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”), which may have investment objectives similar to ours. On December 4, 2008, we, JER Fund IV and CalPERS entered into an amendment to the LPA extending the US Debt Fund’s commitment period for an additional one year period, from December 11, 2008 to December 11, 2009. In addition, pursuant to the amendment, the US Debt Fund’s general partner is not required by the LPA to allocate new investment opportunities to the US Debt Fund. Finally, the amendment provides that commencing on December 11, 2008 through and including December 11, 2009, the management fee payable by CalPERS to the US Debt Fund’s general partner shall be calculated to (i) include CalPERS’ pro-rata share of the outstanding principal balance on the US Debt Fund’s revolving credit facility with WestLB AG New York Branch and (ii) exclude CalPERS’ pro-rata share of unrestricted cash and cash equivalents held by the US Debt Fund. From December 11, 2008 through December 11, 2009, the US Debt Fund has paid to the US Debt Fund’s general partner a base management fee equal to 1.5% on drawn capital (net of capital used for investments which were subsequently disposed, within the meaning of the LPA) and borrowings under the US Debt Fund’s revolving credit facility (excluding any capital or borrowings that are held as unrestricted cash or cash equivalents) and up to 20% of the aggregate profits earned and distributed by the US Debt Fund (after limited partners receive distributions equal to their initial investment and a specified preferred rate of return thereon). After December 11, 2009, the US Debt Fund paid to the general partner a base management fee equal to 1.5% on drawn capital (net of capital used for investments which were subsequently disposed) and up to 20% of the aggregate profits earned and distributed by the US Debt Fund (after limited partners receive distributions equal to their initial investment and a specified preferred rate of return thereon). The Company and JER Fund IV divide the management fees paid to the US Debt Fund general partner and any profits participation on a 50%-50% basis. As a result of the Company’s US Debt Fund capital call funding defaults, effective January 1, 2010, the Company will no longer receive its share of such management fee until such capital call funding default is cured.

We must abide by the terms of the conflicts of interest policy developed by J.E. Robert Company, the managing member of our manager, with respect to conflicts of interest between us and the JER Funds. To the extent that specific investment opportunities are determined by J.E. Robert Company to be suitable for and advantageous to us and JER Fund IV, J.E. Robert Company will allocate the opportunities between us and JER Fund IV wherever reasonably practicable. Where J.E. Robert Company determines that such allocation is not reasonably practicable, it will allocate that investment in a manner that it determines in good faith to be fair and reasonable. The conflicts policy may at times prevent us from acquiring 100% of certain attractive investments. In addition, where J.E. Robert Company determines that it is not reasonably practicable to so allocate an investment, that investment may be allocated solely to JER Fund IV. J.E. Robert Company may apply similar allocation procedures between us and any other investment funds, companies, vehicles or other entities that it controls with which we have overlapping investment objectives to the extent that investment opportunities are not otherwise allocated among us and JER Fund IV. Since December 11, 2008, J.E. Robert Company has had no obligation to pursue any investment opportunities for the US Debt Fund or to allocate any investment opportunities to the US Debt Fund. J.E. Robert Company may alter the conflicts of interest policy at any time without notice to or input from us or our stockholders.

One of our directors, Mr. Altobello, is also a director of Arlington Asset Investment Corp. and its affiliates, which has acted and may in the future act as a financial advisor to us or as an underwriter for other offerings of our securities.

Pursuant to the terms of our Management Agreement, we pay our manager a monthly base management fee and, if earned, a quarterly incentive fee. The Management Agreement also provides that we will reimburse our manager for certain expenses incurred by our manager on our behalf, including a fixed overhead allocation expense.

On September 28, 2006, we invested in two mezzanine loan participation interests totaling $65.0 million where JER Fund III held a controlling equity interest in the borrower. The acquisition of these loan participation interests was approved by the members of our Board of Directors then considered to be independent under the rules of the NYSE, as required by our investment guidelines. As of December 31, 2009, $44.2 million was outstanding on these participation interests.

On June 29, 2007, we invested in two mezzanine loan participation interests totaling $50.0 million where JER Fund III held a controlling equity interest in the borrower. The acquisition of these loan participation interests was approved by the members of our Board of Directors then considered to be independent under the rules of the NYSE, as required by our investment guidelines. As of December 31, 2009, there was $37.1 million outstanding related to these participation interests.

Each CMBS securitization requires that a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. As our manager does not have special servicer status, we have appointed J.E. Robert Company as the special servicer when we have acquired a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. In addition to the amounts paid by us to our manager as outlined in “Compensation Discussion and Analysis—Management Fees and Executive Compensation,” J.E. Robert Company received $9.1 million, $4.2 million and $6.7 million, respectively, in fees as special servicer during the years ended December 31, 2009, 2008 and 2007, respectively. All fees due to J.E. Robert Company as special servicer are paid either by the applicable securitization vehicles or the borrower and not directly by the Company and such fees are consistent with traditional, well-established market standards and are set as part of the arms-length negotiations to acquire such CMBS bonds from the issuer. However, for transactions in which we own the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company may reduce the amounts available to pay us pursuant to the terms of the applicable CMBS trusts.

In connection with the closing of our second CDO II on October 17, 2006, one of our wholly owned subsidiaries entered into a collateral administration agreement with J.E. Robert Company, pursuant to which J.E. Robert Company advises one of our wholly owned subsidiaries on certain matters regarding the collateral interests and other eligible investments securing the notes payable issued by CDO II. J.E. Robert Company receives fees in return for such services. J.E. Robert Company receives two fees payable on a monthly basis, with the first fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the second fee equal to 1/12 of 0.05% of the Monthly Asset Amount (which we refer to as the Subordinate Collateral Administration Fee), each fee payable with different priorities as set forth in the indenture. For the years ended December 31, 2009, 2008 and 2007, we incurred $0.9 million, $1.5 million and $1.4 million, respectively, in collateral administration fees pursuant to the agreement. These fees were approved by the members of our Board of Directors then considered to be independent under the rules of the NYSE.

The terms of CDO II include certain over-collateralization and interest coverage tests, which are used primarily to determine whether and to what extent principal and interest paid on the debt securities and other assets that serve as collateral underlying CDO II may be used to pay principal and interest on the notes payable and preferred shares issued by and collateral administration fees with respect to CDO II. Certain over-collateralization coverage tests for CDO II failed in February 2009. As a result, among other things, J.E. Robert

Company will not be entitled to receive a the subordinate collateral administration fee payable to it under CDO II until such time, if ever, that the over-collateralization coverage tests for CDO II are complied with.

We have not entered into any other transactions in which any other director or officer or stockholder of ours or our manager had any material interest.

Policy Regarding the Review, Approval or Ratification of Transactions with Related Persons

In recognition of the fact that transactions involving related parties can present potential or actual conflicts of interest or create the appearance that Company decisions are based on considerations other than the best interests of the Company and its stockholders, the Board of Directors has adopted a written policy, the Policy and Procedures With Respect to Related Person Transactions, which we refer to as our Related Persons Policy, which provides for the review and approval (or, if completed, ratification) by the Audit Committee (or, in certain circumstances, the chairman of the Audit Committee) of all transactions involving the Company in which a related party is known to have a direct or indirect interest, including transactions required to be reported under paragraph (a) of Item 404 of Regulation S-K promulgated by the SEC. All Related Persons are required to report to our legal department, which is required to submit to our Audit Committee, any such related party transaction prior to its completion.

Our Related Person Policy covers all transactions, arrangements or relationships (or any series of similar transactions, arrangements or relationships) in which the Company (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds $120,000, and in which any Related Person had, has or will have a direct or indirect interest.

A “Related Person”, as defined in our Related Person Policy, means any person who is, or at any time since the beginning of the Company’s last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company; any person who is known to be the beneficial owner of more than 5% of any class of the Company’s voting securities; any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner; and any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest.

In reviewing any related person transaction, all of the relevant facts and circumstances must be considered, including (i) the related person’s relationship to us and his or her interest in the transaction, (ii) the proposed aggregate value of the transaction, or, in the case of indebtedness, the amount of principal that would be involved, (iii) the benefits to us, (iv) the availability of comparable products or services that would avoid the need for a related person transaction and (v) the terms of the transaction and the terms available to unrelated third parties or to employees generally.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES (Amounts in thousands, except for share and per share data and as otherwise noted)

During the years ended December 31, 2009, 2008 and 2007 we engaged Ernst & Young LLP to provide us with audit, audit-related and tax services. Services provided during these years included the examination of annual financial statements, limited review of unaudited quarterly financial information, review and consultation regarding filings with the SEC, including review of and consent for registration statements and comfort letters, and the Internal Revenue Service, assistance with management’s evaluation of internal accounting controls under Sarbanes-Oxley, consultation on financial and tax accounting and reporting matters, and verification procedures as required by collateralized debt obligations. Fees for 2009 reflect estimated fees for completion of 2009 related services, and fees for 2008 and 2007 reflect actual amounts paid for 2008 and 2007 related services, respectively. Fees for 2009, 2008 and 2007 were as follows:

Year	Audit Fees	Audit- Related Fees	Tax Fees	All Other Fees	Total
2009	$872,191	$—	$70,000	$—	$942,191
2008	1,045,500	—	81,000	—	1,126,500
2007	1,110,550	—	81,000	—	1,191,550

Audit Fees. Audit fees are fees billed for the audit of the consolidated financial statements, consultation on audit related matters, Sarbanes-Oxley compliance costs and review of SEC filings. This category also includes review of, and consents for, filings with the SEC related to registration statements and the issuance of comfort letters.

Audit-Related Fees. Audit-related fees principally included attest services not required by statute or regulation.

Tax Fees. Tax fees related to tax planning and compliance and tax return preparation.

There were no Other Fees incurred for the years ended December 31, 2009, 2008 and 2007.

The Audit Committee has considered all services provided by the independent registered public accounting firm to us and concluded this involvement is compatible with maintaining the auditors’ independence.

The Audit Committee is responsible for appointing the Company’s independent registered public accounting firm and approving the terms of the independent registered public accounting firm’s services. The Audit Committee has a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent registered public accounting firm. The Audit Committee approved all Audit and Audit-Related Fees and Tax Fees incurred by the Company for the years ended December 31, 2009, 2008 and 2007.

This policy is subject to certain guidelines and pre-approved services that, in the judgment of management and the auditor, would not violate the auditor’s independence. At the end of each quarter, or at any time cumulative fees not previously reported to the Audit Committee exceed $500,000, management creates a schedule of the services performed which the Audit Committee then reviews and approves.

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

(b)	Exhibits

The following exhibits are filed as part of this annual Report on Form 10-K:

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant.(1)

3.2	Articles of Amendment of the Registrant(2)

3.3	Articles of Amendment of the Registrant(3)

3.4	By-laws of the Registrant.(1)

3.5	Amendment to the By-laws of the Registrant.(4)

4.1	Form of Certificate for Common Stock.(1)

4.2	Registration Rights Agreement, dated June 4, 2004, between Registrant, JER Commercial Debt Advisors LLC and Friedman, Billings, Ramsey & Co., Inc.(1)

10.1	Management Agreement, dated June 4, 2004, between Registrant and JER Commercial Debt Advisors LLC.(1)

10.2	Amendment to Management Agreement, dated January 1, 2006, between Registrant and JER Commercial Debt Advisors LLC.(5)

10.3	Amendment to Management Agreement, dated January 24, 2006, between Registrant and JER Commercial Debt Advisors LLC.(6)

10.4	Amendment to Management Agreement, dated January 1, 2008, between Registrant and JER Commercial Debt Advisors LLC.(7)

10.3	Nonqualified Stock Option and Incentive Award Plan, as amended.(8)

10.4	Nonqualified Stock Option and Incentive Award Plan for Manager Only.(8)

10.5	Form of Restricted Stock Award Agreement Pursuant to Nonqualified Stock Option and Incentive Award Plan.(9)

10.6	Form of Restricted Stock Award Agreement Pursuant to Nonqualified Stock Option and Incentive Award Plan for Manager Only.(9)

10.7	Form of Performance Unit Agreement Pursuant to Nonqualified Stock Option and Incentive Award Plan.(9)

10.8	Form of Performance Unit Agreement Pursuant to Nonqualified Stock Option and Incentive Award Plan for Manager Only.(9)

Exhibit Number	Description
10.9	Services Agreement, dated June 4, 2004, by and among JER Investors Trust Inc., JER Commercial Debt Advisors LLC and J.E. Robert Company, Inc.(1)

10.10	Advisory Services Letter, dated July 8, 2005.(1)

10.11	Form of Stock Option Award Agreement.(10)

10.12	Amended and Restated Limited Partnership Agreement, dated December 11, 2007(11)

10.13	Amendment to Amended and Restated Limited Partnership Agreement, dated December 4, 2008(12)

10.14	409A Amendment No. 1 to Nonqualified Stock Option and Incentive Award Plan.(7)

10.15	409A Amendment No. 1 to Nonqualified Stock Option and Incentive Award Plan for Manager Only.(7)

21.1	List of significant subsidiaries (as defined in regulation S-X, Rule 102) of JER Investors Trust.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Section 302 Certification of Chief Executive Officer.

32.2	Section 302 Certification of Chief Financial Officer.

(1)

Incorporated by reference to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-122802), as amended. Such Registration Statement was originally filed with the Securities and Exchange Commission on February 14, 2005.

(2)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on February 20, 2009.
(3)	Incorporated by reference from Exhibit 3.2 of the Current Report on Form 8-K, filed with the SEC on February 20, 2009.
(4)	Incorporated by reference to the Registrant’s Amended Current Report on Form 8-K/A, filed with the SEC on April 4, 2007.
(5)	Incorporated by reference from Exhibit 10.8 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006.
(6)	Incorporated by reference from Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 2005.
(7)	Incorporated by reference from Exhibit 10.4 of the Annual Report on Form 10-K for the year ended December 31, 2008.
(8)	Incorporated by reference from Exhibits 10.1 and 10.2 of the Current Report on Form 8-K, filed with the SEC on June 5, 2007.
(9)	Incorporated by reference from Exhibits 10.3 and 10.4 of the Current Report on Form 8-K, filed with the SEC on August 2, 2007.
(10)	Incorporated by reference from Exhibit 10.7 of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
(11)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on December 17, 2007.
(12)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on December 10, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JER INVESTORS TRUST INC.

By:	/s/ J. Michael McGillis
	Name:	J. Michael McGillis
	Title:	Chief Financial Officer
	Date:	December 17, 2010

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

Signature	Title	Date

/S/ JOSEPH E. ROBERT, JR. Joseph E. Robert, Jr.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	December 17, 2010

/S/ J. MICHAEL MCGILLIS J. Michael McGillis	Chief Financial Officer (Principal Financial and Accounting Officer)	December 17, 2010

/S/ DANIEL J. ALTOBELLO Daniel J. Altobello	Director	December 17, 2010

/S/ PETER D. LINNEMAN Peter D. Linneman	Director	December 17, 2010

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting is effective.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of JER Investors Trust Inc.

We have audited the accompanying consolidated balance sheets of JER Investors Trust Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JER Investors Trust Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements take as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that JER Investors Trust Inc. will continue as a going concern. As more fully described in Note 2, JER Investors Trust Inc. has incurred net losses of $77 million and $254 million, respectively, for each of the twelve months ended December 31, 2009 and 2008. Additionally, the Company is in payment default on its obligations under the junior subordinated notes and note payable and such lenders have either declared or have the ability to declare events of default, whereby such obligations could become immediately due and payable. As of December 31, 2009, the Company did not have sufficient liquid assets available to meet all of its obligations. These conditions raise substantial doubt about JER Investors Trust Inc.’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The December 31, 2009 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2008 the Company adopted Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”

/s/ Ernst & Young LLP

McLean, Virginia

December 17, 2010

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (audited)

(In thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$668	$8,357
Restricted cash	6,874	1,149
CMBS financed by CDOs, at fair value	74,838	180,210
CMBS not financed by CDOs, at fair value	11,173	42,432
Real estate loans, financed by CDOs, at fair value	111,085	189,980
Investments in unconsolidated joint ventures	65	843
Accrued interest receivable	4,154	8,343
Due from affiliate	368	157
Deferred financing fees, net	888	981
Other assets	402	2,349

Total Assets	$210,515	$434,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
CDO notes payable, at fair value	$117,233	$211,695
Repurchase agreements	6,966	16,108
Junior subordinated notes and debentures	59,028	61,860
Notes payable	10,837	500
Interest rate swap agreements related to CDOs, at fair value	38,277	91,984
Accounts payable and accrued expenses	910	839
Dividends payable	—	2,274
Due to affiliate	2,451	689
Other liabilities	1,920	2,489

Total Liabilities	237,622	388,438

Stockholders’ Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 5,831,029 and 2,590,104 shares issued and outstanding at December 31, 2009 and 2008, respectively	57	26
Additional paid-in capital	413,573	392,744
Cumulative cash dividends paid/declared	(157,705)	(157,705)
Cumulative stock dividends paid/declared	(20,462)	—
Cumulative deficit	(242,465)	(165,626)
Accumulated other comprehensive loss	(20,105)	(23,076)

Total Stockholders’ Equity (Deficit)	(27,107)	46,363

Total Liabilities and Stockholders’ Equity (Deficit)	$210,515	$434,801

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (audited)

(In thousands, except share and per share data)

	For the Twelve Months Ended December 31,
	2009	2008	2007
REVENUES
Interest income from CMBS	$53,984	$80,495	$80,884
Interest income from real estate loans	9,649	27,691	41,008
Interest income from cash and cash equivalents	18	836	5,569
Lease income from real estate assets	—	—	6,408
Equity in (losses) earnings, net, of unconsolidated joint ventures	(2,382)	(1,449)	753
Fee income	1,051	544	19

Total Revenues	62,320	108,117	134,641

EXPENSES
Interest expense	26,731	52,989	75,984
Management fees, affiliate	4,151	6,725	7,331
Incentive fees, affiliate	—	—	826
Depreciation and amortization of real estate assets	—	—	1,128
General and administrative	7,010	7,037	7,648

Total Expenses	37,892	66,751	92,917

INCOME BEFORE OTHER GAINS (LOSSES)	24,428	41,366	41,724

OTHER GAINS (LOSSES)
Unrealized loss on financial assets financed with CDOs	(171,689)	(454,232)	—
Unrealized gain, net, on CDO related financial liabilities	115,395	438,046	—
Loss on interest rate swaps	(23,232)	(17,238)	—
Loss on impairment of CMBS	(26,496)	(163,017)	(4,434)
Unrealized gain (loss), net, on real estate loans held for sale	—	13,866	(13,866)
Unrealized gain (loss) on non-CDO related interest rate swaps	13,860	(13,516)	—
Unrealized loss due to hedge ineffectiveness	—	—	(361)
Gain on exchange and cancellation of TRUPs	3,175	—	—
Loss on sale of real estate loans held for sale	—	(92,541)	—
Loss on termination of interest rate swaps	(12,280)	(6,885)	—

Total other gains (losses)	(101,267)	(295,517)	(18,661)

NET INCOME (LOSS)	$(76,839)	$(254,151)	$23,063

Net income (loss) per share:
Basic	$(14.57)	$(98.75)	$8.97

Diluted	$(14.57)	$(98.75)	$8.97

Weighted average shares of common stock outstanding:
Basic	5,274,010	2,573,759	2,570,088

Diluted	5,274,010	2,573,759	2,572,281

Dividends declared per common share	$—	$17.80	$24.40

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (audited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Cash Dividends Paid/ Declared	Cumulative Stock Dividends Paid/ Declared	Cumulative Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2006	2,576	$26	$392,104	$(69,250)	$—	$45,374	$1,727	$369,981
Comprehensive income:
Net income						23,063		23,063
Fair value adjustment for effective cash flow hedges							(33,656)	(33,656)
Amortization of swap termination costs							456	456
Unrealized (losses) on securities available-for-sale							(286,509)	(286,509)

Total comprehensive income (loss)								(296,646)
Dividends declared				(62,936)				(62,936)
Stock based compensation- restricted share awards	14	0	405					405
Stock based compensation- stock options			(7)					(7)

Balance at December 31, 2007	2,590	26	392,502	(132,186)	—	68,437	(317,982)	10,797
Cumulative effect of adoption of SFAS No. 159
Assets						(248,313)	225,991	(22,322)
Liabilities						268,401	—	268,401

Total cumulative effect of adoption of SFAS No. 159						20,088	225,991	246,079
Comprehensive income (loss):
Net income (loss)						(254,151)		(254,151)
Recognition of previously unrealized losses on non CDO- related interest rate swap agreements in other comprehensive income at December 31, 2007							10,795	10,795
Amortization of swap termination costs							507	507
Amortization of unrealized losses on CDO related interest rate swaps in other comprehensive income at December 31, 2007							2,315	2,315
Unrealized gains (losses) on non-CDO CMBS available for sale							841	841
Recognition of previously unrealized losses on non-CDO related CMBS in other comprehensive income at December 31, 2007							54,457	54,457

Total comprehensive income (loss)								(185,236)
Dividends declared				(25,519)				(25,519)
Stock based compensation- restricted share awards			242					242

Balance at December 31, 2008	2,590	26	392,744	(157,705)	—	(165,626)	(23,076)	46,363
Comprehensive loss:
Net loss						(76,839)		(76,839)
Amortization of swap termination costs							540	540
Amortization of unrealized losses on CDO related interest rate swaps in other comprehensive loss at December 31, 2008							2,419	2,419
Unrealized gains (losses) on non-CDO CMBS available for sale							12	12

Total comprehensive income (loss)								(73,868)
Dividends declared/paid	2,398	24	20,438		(20,462)			—
Stock issued in exchange for retirement of debt	849	8	374					382
Stock based compensation- restricted share awards, net of terminations	(10)	(1)	17					16

Balance at December 31, 2009	5,827	$57	$413,573	$(157,705)	$(20,462)	$(242,465)	$(20,105)	$(27,107)

See notes to consolidated financial statements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (audited)

(In thousands)

	For the Twelve Months Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(76,839)	$(254,151)	$23,063
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization (accretion) of CMBS	11,818	7,277	2,680
Accretion of junior subordinated notes and notes payable	3,223	—	—
Accretion of CDO notes payable	5,137	—	—
Amortization of debt issuance costs	93	3,442	1,995
Amortization of other comprehensive (income) loss related to CDO related interest rate swap agreements	2,960	2,824	456
Depreciation and amortization on real estate assets	—	—	1,128
Unrealized loss (gain) on CDO related financial assets and liabilities, net	56,294	16,186	—
Unrealized and realized (gains) losses on interest rate swaps	(1,580)	20,401	361
Unrealized loss on impairment of CMBS	26,496	163,017	4,434
Loss on sale of real estate loans held for sale	—	92,541	—
Gain on exchange and cancellation of TRUPs	(3,175)	—	—
Unrealized (gain) loss on real estate loans held for sale, net	—	(13,866)	13,866
Equity in (earnings) losses, net, from unconsolidated joint ventures	2,382	1,449	(753)
Distributions from unconsolidated joint ventures	—	1,252	338
Payment-in-kind (“PIK”) interest on real estate loan held for sale	—	(4,478)	—
Non-cash interest expense on junior subordinated debentures and notes payable	1,432	—	—
Non-cash expense related to shares issued for TRUPs exchange and cancellation	145	—	—
Straight-line rental income	—	—	(1,918)
Stock compensation expense	17	241	399
Changes in assets and liabilities:
Decrease (increase) in other assets	87	(16)	30
Decrease (increase) in accrued interest receivable	4,190	2,072	(2,174)
Increase (decrease) in due to/from affiliates, net	1,551	(464)	(968)
Increase (decrease) in accounts payable and accrued expenses and other liabilities, net	(500)	(1,286)	1,844

Net cash provided by operating activities	33,731	36,441	44,781

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of CMBS	—	—	(221,480)
Purchase of real estate loans	—	—	(413,048)
Purchase of real estate assets	—	—	(38,749)
Investment in unconsolidated joint ventures	(1,606)	(2,231)	(1,183)
(Increase) decrease in restricted cash, net	(5,725)	5,538	76,398
Proceeds from sale of unconsolidated joint venture	—	39,448	—
Proceeds from repayment of real estate loans	5,534	8,528	191,203
Proceeds from sale of real estate loans held for sale	—	114,752	—
Proceeds from sale of interest in real estate assets	—	—	39,160

Net cash (used in) provided by provided by investing activities	(1,797)	166,035	(367,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,274)	(51,637)	(53,068)
Proceeds from repurchase agreements	—	2,926	544,016
Repayment of repurchase agreements	(9,142)	(223,065)	(282,152)
Repayment of CDO notes payable	(24,050)	—	—
Repayment of note payable	(540)	—	—
Proceeds from issuance of junior subordinated debentures	—	—	61,860
Purchase of common equity in JERIT TS Statutory Trust I	—	—	(1,860)
Exchange and cancellation of junior subordinated debentures	(337)	—	—
Payment of financing costs	—	(3,014)	(1,765)
Payment of interest rate swap termination costs	(3,280)	(6,885)	—

Net cash (used in) provided by financing activities	(39,623)	(281,675)	267,031

Net decrease in cash and cash equivalents	(7,689)	(79,199)	(55,887)
Cash and cash equivalents at beginning of period	8,357	87,556	143,443

Cash and cash equivalents at end of period	$668	$8,357	$87,556

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$37,957	$68,752	$73,168

Non-cash note payable in satisfaction of interest rate swap agreements	$9,000	$—	$—

Non-cash note payable in satisfaction of repurchase agreement	$—	$500	$—

Transfer of real estate loans in satisfaction of repurchase agreement	$—	$25,171	$—

Dividends declared but not paid	$—	$2,274	$28,391

Stock issued as part of exchange and cancellation of TRUPs	$382	$—	$—

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

The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. To maintain our status as a REIT, the Company is required to distribute at least 90% of its ordinary taxable income to shareholders, among other requirements. Additionally, management believes that the Company conducts its operations so as not to be regulated as an investment company under the Investment Company Act of 1940. The Company is not subject to regulation as an investment company under the Investment Company Act provided that we do not meet the definition of an investment company under the Investment Company Act, including Section 3(a)(1)(C). From time to time in the past, the Company has relied on the exclusion from investment company status provided by Section 3(c)(5)(C) of the Investment Company Act (and Section 3(c)(6) if, from time to time, we engaged in our real estate business through one or more majority-owned subsidiaries).

Subject to certain restrictions and limitations, the business of the Company is managed by JER Commercial Debt Advisors LLC (the “Manager”). The Company’s consolidated financial statements include the accounts of the Company, six wholly-owned subsidiaries created in connection with the Company’s collateralized debt obligations (“CDO”), five wholly-owned subsidiaries established for financing purposes and the Company’s taxable REIT subsidiary (“TRS”). There are no balances or activities in the TRS and four of the financing subsidiaries.

2.    GOING CONCERN

The Company is in default of its payment obligations under our ISDA Master Agreement, dated as of December 1, 2004 (as subsequently amended) with National Australia Bank Limited ( the “NAB Note Payable”) and its $70.3 million of junior subordinated notes due in 2037 (“Junior Subordinated Notes”). As a result of these defaults, the current level of unrestricted cash, the redirection of cash flow from CDO I and CDO II (more further described in Note 9), declines in cash flow from our non-CDO CMBS investments, the redirection of cash flows from assets serving as collateral under our JPMorgan repurchase agreement facility and the $3.3 million of unfunded capital commitments related to our investment in the US Debt Fund (more further described in Note 8), there is substantial doubt about the Company’s ability to continue as a going concern.

Currently, the Company’s primary source of liquidity is from its non-CDO CMBS investments. The Company is no longer receiving current distributions from its retained interests in CDO I and CDO II, and it does not expect to receive distributions from such CDO’s for the foreseeable future, if at all. In addition, the Company’s Limited Partner interest in the US Debt Fund investment is not expected to generate any liquidity from its Limited Partner interest to the Company in the next year as it anticipates that any future distributions from the US Debt Fund will be retained by the US Debt Fund to reduce the Company’s unfunded capital call obligations for the foreseeable future. As a result, the Company is focused on seeking to preserve liquidity by minimizing its non-CDO cash operating costs to the extent possible, primarily by (i) ceasing management fee payments to its external manager effective December 2009, after significantly reducing such cash payments from April 2009 to November 2009, (ii) filing a Form 15 with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 and ceasing to be an SEC reporting company which will reduce its administrative costs, and (iii) effective January 1, 2010, discontinuing payments currently due on its NAB Note Payable and Junior Subordinated Notes.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

Should its lenders under the Junior Subordinated Notes or NAB Note Payable demand immediate repayment of our obligations to them, the Company will likely be unable to pay such obligations. In such event, the Company may have to recapitalize, refinance its obligations, sell some or all of its assets at prices below current estimated fair value or seek to reorganize under Chapter 11 or liquidate under Chapter 7 of the United States Bankruptcy Code. If the Company reorganized under Chapter 11 or liquidated under Chapter 7 of the United States Bankruptcy Code, it is expected that its common stockholders would not recover any value and unsecured creditors, including holders of the Junior Subordinated Notes and NAB Note Payable, would receive little, if any, value in relation to the outstanding principal amounts of the Company’s unsecured debt.

The following table identifies quarterly cash receipts from our investments from January 1, 2009 to September 30, 2010 (all amounts in table are unaudited).

	For the Three Months Ending				For the Twelve Months Ending December 31, 2009	For the Three Months Ending
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009		March 31, 2010		June 30, 2010	September 30, 2010
Non-CDO CMBS currently held by JRT	$4,973	$2,128	$1,858	$1,223	$10,182	$994		$588	567
Non-CDO CMBS sold in March 2010	1,934	1,839	1,795	1,730	7,298	6,886	(1)	—	—
CDO I retained interest	650	449	—	—	1,099	—		—	—
CDO II retained interest	1,380	—	—	—	1,380	—		—	—
US Debt Fund	—	—	—	—	—	—		—	—

Total	$8,937	$4,416	$3,653	$2,953	$19,959	$7,880		$588	$567

(1)	Includes proceeds from sale of these bonds of $5.5 million and interest payments of $1.4 million, compared to a December 31, 2009 estimated fair value of $6.4 million.

As noted above, the Company’s cash receipts have declined significantly over 2009 and 2010 and its is expected that our cash receipts will continue to decline as delinquencies and special servicing transfers on loans underlying our CMBS investments continue to increase.

3.    DEVELOPMENTS IN THE MARKETS

Since 2007 and continuing through 2009, significant disruptions in the global credit markets have had a substantial effect on market participants. These disruptions have led to, among other things, a significant decline in the fair value of many mortgage related investments, and a significant contraction in short-term and long-term funding sources. This contraction in credit includes sources that the Company depends on to finance certain of its investments, specifically repurchase agreements and commercial real estate collateralized debt obligations (“CRE CDOs”). As a result, many companies have had difficulty valuing certain of their holdings and/or obtaining sustainable long-term sources of capital to adequately finance their business. The Company has had a similar experience in the current capital markets environment and as a result, during 2007, 2008 and 2009, sold assets to reduce short-term borrowings and attempt to improve liquidity, and used much of its cash flows from operations to repay repurchase agreement borrowings.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

During the twelve months ended December 31, 2009, the Company funded $9.1 million in principal repayments on its repurchase agreement and repaid the remaining $7.0 million of outstanding principal under its repurchase agreement during the three months ended March 31, 2010 and has no repurchase agreement borrowings outstanding as of March 31, 2010.

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

Since December 31, 2008, the Company has seen a significant increase in CMBS 60-day and greater delinquencies and CMBS loan collateral entering its CMBS special servicing portfolio. The following table identifies trends in delinquency rates, special servicing rates, realized losses appraisal reductions and projected losses on our real estate loan collateral underlying the Company’s “first-loss” CMBS portfolio.

	December 31, 2008	September 30, 2009	December 31, 2009	March 31, 2010(1)	June 30, 2010(1)	September 30, 2010(1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
CMBS Portfolio
Total CMBS investments	26	26	26	25	25	25
Face amount of CMBS investments	$1,757,354	$1,717,495	$1,706,288	$1,512,373	$1,477,733	$1,363,247
CMBS investments in which JRT owns the first-loss position	21	21	21	19	19	19
Face amount of first-loss CMBS investments	$1,651,790	$1,628,104	$1,616,897	$1,423,683	$1,389,163	$1,277,988
Face amount of collateral pool for first-loss CMBS investments	$47,729,268	$46,988,003	$46,166,110	$40,558,585	$40,077,056	$39,699,611

Credit Statistics on Collateral Pool for First-Loss CMBS Investments
60-day+ delinquency amount	$392,963	$1,500,596	$1,543,098	$2,645,776	$3,044,466	$3,240,308
60-day+ delinquency rate	0.8%	3.2%	3.3%	6.5%	7.6%	8.2%

Special servicing amount	$713,515	$3,388,698	$3,107,147	$4,598,153	$4,487,474	$4,699,261
Special servicing rate	1.5%	7.2%	6.7%	11.3%	11.2%	11.8%

Realized losses to date	$3,404	$27,206	$37,575	$53,561	$112,341	$195,011
Appraisal reductions to date	$19,010	$395,556	$474,033	$650,888	$1,176,671	$1,246,161

Projected losses over life of collateral pool	$964,107	$1,686,918	$1,658,918	$2,025,503	$2,052,987	$2,491,627
Projected loss rate over life of collateral pool	2.0%	3.6%	3.6%	5.0%	5.1%	5.8%

(1)

On March 30, 2010, the Company sold its interest in two non-CDO CMBS investments in which it held the first-loss position. In one of these investments, the Company retained other CMBS bond classes which were not in the first-loss position.

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

Restricted Cash

As of December 31, 2009 and 2008, restricted cash primarily consists of available replenishment pool collateral related to CDO II.

Fair Value Election

Effective January 1, 2008, the Company elected, pursuant to Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” which is codified in Accounting Standards Codification (“ASC”) Subtopic 825-10, “Financial Instruments,” the fair value option (“FVO”) for all financial assets and liabilities related to its CDO I and CDO II financings. The assets and liabilities include:

•	CMBS investments pledged as collateral in CDOs

•	Real estate loans pledged as collateral in CDOs

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

•	CDO notes payable

•	Interest rate swaps related to the CDOs

The carrying value of the financial assets and liabilities for which the FVO was elected were reset to their fair values as of January 1, 2008 and the difference was recorded in cumulative deficit on the balance sheet. The Company elected the FVO to provide a consistent balance sheet presentation of the fair value of both the assets and liabilities associated with the CDO financings. Subsequent to January 1, 2008, changes in the fair value of these elected financial assets and liabilities are recognized in the statement of operations. The Company did not elect the FVO for any financial assets acquired or liabilities established during 2008 or 2009, but the Company may elect the FVO for financial assets acquired or financial liabilities incurred in the future.

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

Other Than Temporary Impairment

The Company classifies its commercial mortgage backed securities (“CMBS”) assets not pledged to its CDOs as available-for-sale because the Company may dispose of them prior to maturity in response to changes in the market, liquidity needs or other events.

Under the guidance, when based on current information and events there has been an adverse change in cash flows expected to be collected from those previously estimated, an other-than-temporary impairment is deemed to have occurred. A change in expected cash flows is considered adverse when the present value of current period estimates of future cash flows are lower than the present value of the previous period estimates (both discounted using the current yield), as adjusted for receipts in the interim period, and the current estimated fair value is less than the asset’s carrying value. Additional guidance related to other-than-temporary impairments on debt securities and provides for the bifurcation of other-than-temporary impairments into (i) amounts related to credit

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

losses which are recognized through earnings, and (ii) amounts related to all other factors which are recognized as a component of other comprehensive loss. If the Company cannot assert that (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis, then the entire other-than-temporary impairment is recognized through earnings. The portion of the other-than-temporary impairment related to credit losses is calculated by comparing the amortized cost of the security to the present value of cash flows expected to be collected, discounted at the security’s current yield, and is recognized through earnings on the consolidated statement of operations. The portion of the other-than-temporary impairment related to all other factors is generally recognized as a component of accumulated other comprehensive loss on the consolidated balance sheet. A portion of other-than-temporary impairments recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through accumulated other comprehensive loss are amortized over the life of the security with no impact on earnings. The amortized cost basis of a security is adjusted by the amount of other-than-temporary impairment recognized through earnings.

For the non-CDO CMBS securities that were deemed other-than-temporarily impaired, the Company could not assert that it is more likely than not it will not have to sell the security before recovery of its cost basis given the Company’s current financial condition and liquidity needs. Accordingly, the Company has continued to record all other-than-temporary impairment charges through earnings and has not allocated any amount to accumulated other comprehensive loss.

For CMBS pledged to its CDOs, the Company previously elected the fair value option and accounts for those securities at fair value with changes in fair value recorded through earnings.

Derivative Activities

The Company carries all derivative instruments at fair value on the consolidated balance sheets. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction and how ineffectiveness of the hedging instrument, if any, will be measured. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheets as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive loss within stockholders’ equity. Ineffectiveness, if any, is recorded in the income statement. The net gain or loss related to the termination of a derivative instrument with ongoing indebtedness remains in accumulated other comprehensive loss and is amortized into earnings during the same period in which the original hedged transaction affects earnings when it is probable that the forecasted transaction will occur within the originally specified time period. The Company periodically reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly as required by the standard. In the event a cash flow hedge is no longer highly effective or it becomes probable that a forecasted transaction being hedged will not occur as anticipated, then cash flow hedge accounting is no longer applicable and the changes in fair value of the hedge will be recorded as unrealized gains and losses in the income statement. Additionally, any amount included in accumulated other comprehensive loss will be charged to earnings in the period in which the Company ceases hedge accounting. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges. See Note 11 for information related to our interest rate swap agreements outstanding as of December 31, 2009 and 2008. As of December 31, 2009 and 2008, the Company had no fair value hedges.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

Real Estate Loans

The Company determines if its real estate loans should be accounted for as loans, real estate investments or equity method joint ventures. To date, the Company has accounted for all of its arrangements as loans.

The Company acquires participating interests in commercial real estate first mortgage loans and mezzanine loans. For those loans which the fair value election was not made when the Company initially invests in loan participations, they are evaluated to determine whether the participation interest meets the definition of a debt security. Those loan participations that do not meet the definition of a debt security are initially recorded at the purchase price, which is generally at or near par value, and are carried on the balance sheet at amortized cost for those loans classified as held for investment or at the lower of cost or market for those classified as held for sale. To date, the Company has determined that none of the participation interests acquired met the definition of a debt security. See additional information regarding loan accounting and revenue recognition below under Revenue Recognition. Real estate loans that the Company does not have the ability and/or intent to hold until maturity are classified as loans held for sale. Real estate loans held for sale are carried at the lower of cost or market value, on an individual loan basis, using available market information obtained through consultation with dealers or other originators of such investments. Unamortized discounts or premiums are written off on all loans classified as held for sale as well as loans for which the Company elected the fair value option.

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

Earnings per Share

Basic earnings per share (“EPS”) is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the period. All share and per share amounts have been restated to reflect the 1-for-10 reverse stock split effected on February 20, 2009. We did not restate historical share and per share amounts for our fourth quarter 2008 stock dividend paid on January 30, 2009 since a portion of the dividend was also payable in cash at the election of the stockholders. Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

additional common shares that would have been outstanding if the dilutive potential common shares had been exercised using the treasury stock method. Vested equity awards are included in both basic and diluted EPS. Nonvested equity awards are included in diluted EPS to the extent that they are dilutive under the treasury stock method.

As of December 31, 2009, the Company has 1,167 shares of potentially dilutive common stock which represents less than 0.1% of outstanding shares.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). The Company’s accumulated other comprehensive income (loss) is comprised primarily of unrealized gains and losses on securities categorized as available-for-sale, swap termination costs amortized through a charge to interest expense over the life of the hedge and from net unrealized gains and losses on certain derivative instruments accounted for as cash flow hedges through December 31, 2007. During each of the twelve months ended December 31, 2009 and 2008, the Company amortized a net amount of $3.0 million and $2.8 million, respectively, from accumulated other comprehensive loss to loss on interest rate swaps related to discontinued hedge accounting and terminated cash flow hedges and amortized $0.5 million for the year ended December 31, 2007 from accumulated other comprehensive loss to interest expense related to terminated cash flow hedges more fully described in Note 11. Total comprehensive income (loss) for the twelve months ended December 31, 2009, 2008 and 2007 was $(73.9) million, $(185.2) million and $(296.6) million, respectively.

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

Interest income on CMBS investments is recognized on the effective interest method whereby management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the Company’s allocated purchase prices. Subsequent to the purchase and on a quarterly basis, these estimated cash flows are updated and a revised yield is calculated based on the current amortized cost of the investment. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties and contingencies. These include the amount and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass through or coupon rate, and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans, and the timing of and magnitude of projected credit losses on the mortgage loans underlying the securities have to be estimated, which involves significant judgments. These uncertainties and contingencies are difficult to predict and are subject to future events that may impact management’s estimates and the Company’s interest income. As a result, actual results may differ significantly from these estimates.

With respect to the Company’s CMBS investments, when an other-than-temporary impairment is deemed to have occurred, the Company will adjust the amortized cost basis of the security. After adjusting the amortized cost basis of the security for amount of the other than temporary impairment charge recognized through earnings,

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

interest income is recognized prospectively using the market yield for the security used in establishing the current estimated fair value. The Company uses the same interest income methodology for both available for sale securities and for those securities for which the fair value option was elected.

Income Taxes

The Company operates in a manner that it believes will allow it to be taxed as a REIT and, as a result, the Company does not expect to pay substantial corporate-level income taxes. Many of the requirements for REIT qualification however, are highly technical and complex. If the Company were to fail to meet these requirements and did not qualify for certain statutory relief provisions, the Company would be subject to federal income tax, which could have a material adverse effect on its results of operations, liquidity and amounts available for distributions to its stockholders.

The 2006 through 2009 tax years remain subject to examination by taxing authorities. The Company classifies interest and penalties related to uncertain tax positions, if any, in its general and administrative expense on its consolidated statements of operations. There were no penalties related to uncertain tax positions for all periods prior to December 31, 2009.

Stock-Based Compensation

The Company has issued restricted shares of common stock and options to purchase common stock, or equity awards, to our directors, our Manager, employees of affiliates of our Manager and other related persons. The Company accounts for stock-based compensation related to these equity awards using a fair value based methodology. Compensation expense for equity awards to individuals deemed to be employees is measured based on the grant date fair value and amortized into expense over the requisite service period. To the extent that non-employee awards do not contain a performance component, compensation cost for equity awards issued to non-employees is initially measured at fair value at the grant date, remeasured at subsequent reporting dates to the extent the awards are unvested, and amortized to expense over the requisite service period.

Variable Interest Entities

For each investment the Company makes, we evaluate the underlying entity that issued the securities we acquired or to which we made a loan in order to determine the appropriate accounting. The Company refers to guidance in ASC Section 860-10-40, Transfers to Qualifying Special Purpose Entities” and ASC Subtopic 810-10, Consolidation, in performing our analysis. ASC 810-10 addresses consolidation of certain entities in which voting rights are not effective in identifying an investor with a controlling financial interest. An entity is considered a variable interest entity (“VIE”) and subject to consolidation if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns. Variable interest entities within the scope of ASC 810-10 are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, its expected returns, or both.

The Company’s ownership of the subordinated classes of CMBS from a single issuer gives it the right to control the foreclosure/workout process on the underlying loans (“Controlling Class CMBS”). ASC 810-10 has certain scope exceptions, one of which provides that an enterprise that holds a variable interest in a qualifying special-purpose entity (“QSPE”) does not consolidate that entity unless that enterprise has the unilateral ability to cause the entity to liquidate. ASC 860-10-40 provides the requirements for an entity to be considered a QSPE. To

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

maintain the QSPE exception, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. A trust’s QSPE status can be impacted in future periods by activities of its transferor(s) or other involved parties, including the manner in which certain servicing activities are performed. To the extent its CMBS investments were issued by a trust that meets the requirements to be considered a QSPE, the Company records the investments at the purchase price paid. To the extent the underlying trusts are not QSPEs, the Company follows the guidance set forth in ASC 810-10 as the trusts would be considered VIEs.

The Company has analyzed the governing pooling and servicing agreements for each of its Controlling Class CMBS and believes that the terms are industry standard and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE, as discussed above, as well as varying and evolving interpretations of the QSPE criteria. In June 2009, the FASB issued guidance thereby removing the concept of a qualifying special purpose entity (SPE) and eliminating the exception for qualifying SPEs from the consolidation guidance. The Company may adopt this guidance on January 1, 2010 and is currently evaluating the impact on its consolidated financial statements, however, it currently believes that the presentation of its consolidated financial statements may prospectively change significantly upon adoption.

The table below details information about the Company’s CMBS investments, including the purchase date, the face amount of the total CMBS issuance, the original and current face amounts of our CMBS investments, and the amortized cost, net of impairment charges, of our CMBS investments as of December 31, 2009 and 2008 (in thousands):

CMBS Trust	Investment Date	Total Original Face Amount of CMBS Issuance	Original Face Amount of Investment	Face Amount as of December 31,		Amortized Cost(1) as of December 31,
				2009	2008	2009	2008
MACH One 2004-1	July 2004	$643,261	$50,637	$31,724	$47,897	$1,510	$5,191
CSFB 1998-C1(2)	August 2004	2,482,942	12,500	12,500	12,500	3,512	4,256
CSFB 2004-C4	November 2004	1,138,077	52,976	42,976	43,098	2,821	6,580
MLMT 2004-BPC1	November 2004	1,242,650	76,986	48,518	48,547	5,346	9,251
JPMCC 2004-C3	December 2004	1,517,410	81,561	59,849	63,154	2,410	11,248
JPMCC 2005-CIBC11	March 2005	1,800,969	70,035	59,926	64,914	3,552	8,942
BACM 2005- 1	April 2005	2,322,091	84,663	72,163	72,163	7,372	13,621
LB UBS 2005-C2(2)	April 2005	1,942,131	7,000	4,500	4,500	949	1,752
CSFB 2005-C2	May 2005	1,614,084	82,261	61,695	65,697	—	3,128
LB UBS 2005-C3	June 2005	2,060,632	39,335	39,335	39,335	172	2,917
JPMCC 2005-CIBC12	July 2005	2,167,039	70,429	70,099	70,405	—	5,289
JPMCC 2005-LDP4	September 2005	2,677,075	90,352	86,321	90,352	4,164	10,428
MSCI 2005-IQ10	October 2005	1,546,863	55,274	55,274	55,274	2,393	6,883
MLMT 2005 CK I1	December 2005	3,073,749	96,066	88,537	96,066	6,220	11,754
MSC 2006 HQ8	March 2006	2,731,231	105,707	105,707	105,707	5,590	13,315
JPMCC 2006-CIBC15	June 2006	2,118,303	71,493	71,984	71,493	—	5,829
CGCMT 2006-C4	June 2006	2,263,536	84,395	83,339	84,395	3,310	10,974
MSCI 2006- HQ9	August 2006	2,565,238	81,338	79,677	81,338	5,647	10,399
MLMT 2006- C2	August 2006	1,542,697	60,067	55,987	60,067	81	9,951
JPMCC 2006- LDP8	September 2006	3,066,028	107,158	107,158	107,158	5,909	15,279
CD 2006- CD3	October 2006	3,571,361	110,713	106,439	110,713	2,804	11,513
MSCI 2007- HQ11(3)	February 2007	2,417,647	89,530	88,895	88,895	4,332	11,109
GCCFC 2007- GG9(2)	March 2007	6,575,924	34,167	34,167	34,167	3,021	6,185
JPMCC 2007- LDP10	March 2007	5,331,517	151,616	151,616	151,616	153	15,643
WAMU 2007- SL3(2)	June 2007	1,284,473	6,500	6,500	6,500	896	1,465
JPMCC 2007- LDP12(3)	August 2007	2,310,556	81,402	81,402	81,403	2,937	7,845

Total		$62,007,484	$1,854,161	$1,706,288	$1,757,354	$75,101	$220,747

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

(1)

The decline in amortized cost from December 31, 2008 to December 31, 2009 is due primarily to the recognition of impairments totaling $21.9 million and basis writedowns totaling $96.0 million during the twelve months ended December 31, 2009.

(2)	Represents an investment where we have only invested in the classes that are senior to “first-loss” CMBS bonds issued by the trust.
(3)	On March 30, 2010, we sold certain non-CDO CMBS investments which served as collateral for our repurchase agreement with a face amount of $152.9 million for $5.5 million.

The Company’s maximum carrying value exposure to loss as a result of its investment in these securities totaled $86.0 million and $222.6 million as of December 31, 2009 and 2008, respectively. However, the Company has reduced its maximum economic loss exposure through the use of non-recourse financing vehicles for these investments financed by CDOs.

The financing structures that the Company offers to its borrowers on certain of its loans involve the creation of entities that could be deemed VIEs. Management has evaluated these entities and has concluded that none of them are VIEs that are subject to consolidation.

In November 2005 and October 2006, the Company issued two CDOs through wholly owned subsidiaries as more fully discussed in Note 9. The Company has accounted for these transactions as financings, and the anticipated variability of each CDOs results are absorbed by the Company as the holder of the non-investment grade notes. The Company concluded that consolidation of both CDOs is required as a consequence of this exposure.

In April 2007, the Company created a trust subsidiary for the purpose of issuing TRUPs. The trust is considered a VIE and it was determined that the Company is not the primary beneficiary of the trust as the Company does not hold a variable interest in the Trust. Accordingly, the trust is accounted for using the equity method of accounting. In May 2009, the Company entered into an agreement to exchange and cancel all TRUPs issued through this subsidiary and it intends to dissolve this subsidiary in the future. Refer to Note 9 for further details.

In December 2007, the Company entered in an agreement to invest up to $10.0 million into a fund, defined as the JER US Debt Co-Investment Vehicle, L.P. (the “US Debt Fund”) established to buy loans secured, directly or indirectly, by commercial real estate, including B-Notes, mezzanine loans and whole mortgage loans, and also in preferred equity, CMBS and CMBS-related products such as CMBX. Excluded investments for the US Debt Fund include non-performing loans, fee-simple ownership interests in real estate, single family residential mortgages and related securities (sub-prime, conforming, jumbo or Alt-A), whole loans originated directly by us or an affiliate of our Manager and net leased real estate assets. The US Debt Fund is not considered a VIE. Accordingly, the US Debt Fund investment is accounted for using the equity method of accounting and is reflected in investment in unconsolidated joint ventures on the consolidated balance sheets.

New Accounting Standards

In June 2009, the FASB issued guidance that amends ASC Topic 860 by (i) removing the concept of a QSPE and eliminates the exception for QSPEs from the consolidation guidance, (ii) amending and clarifying the unit of account eligible for sale accounting as an entire financial asset, group of assets or a participating interest in an entire financial asset, and(iii) requiring that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of assets accounted for as a sale. This guidance is effective as of the beginning of each reporting entity’s first annual

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

reporting period that begins after November 15, 2009 (January 1, 2010 for a calendar year company), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with earlier adoption prohibited. The Company is currently evaluating the impact on its consolidated financial statements; however, it currently believes that the presentation of its consolidated financial statements may prospectively change significantly upon adoption.

In June 2009, the FASB issued guidance that amends ASC Topic 810 and (i) addresses the effects of eliminating the QSPE concept and (ii) responds to concerns about the transparency of enterprises’ involvement with VIEs. This guidance (i) requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, (b) amends the consideration of related party relationships in the determination of the primary beneficiary of a VIE by providing, among other things, an exception with respect to de facto agency relationships in certain circumstances, (c) amends certain guidance for determining whether an entity is a VIE, which may change an enterprise’s assessment of which entities with which it is involved are VIEs, (d) requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and (e) requires enhanced disclosures about an enterprise’s involvement with a VIE. This guidance is effective as of the beginning of an enterprise’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for a calendar year company), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter, with earlier application prohibited. The Company is currently evaluating the impact on its consolidated financial statements; however, it currently believes that the presentation of its consolidated financial statements may prospectively change significantly upon adoption.

In June 2009, the FASB issued guidance establishing the FASB Accounting Standards Codification (the “Codification”), as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and states that all guidance contained in the Codification carries equal level of authority. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change GAAP, however it does change the way in which it is to be researched and referenced. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued an update to ASC Topic 820, “Fair Value Measurements and Disclosures,” to require additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. The update also further clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except of the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 roll forward, which becomes effective for fiscal years (and for interim periods within those fiscal years) beginning after December 15, 2010. The adoption of this update is not expected to cause any material changes to our disclosures in our consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

5.    FAIR VALUE MEASUREMENTS

Election of the Fair Value Option (“FVO”)

Effective January 1, 2008, the Company elected the FVO to measure all of its financial assets and liabilities associated with its CDO I and II financings at fair value to provide a consistent balance sheet presentation of the fair value of both the assets and liabilities associated with those CDO financings. As a result of our election of the FVO, all changes in fair value of the elected assets and liabilities are recognized through a charge to earnings. The following financial assets and liabilities were accounted for using the FVO as of December 31, 2009:

•	CMBS investments pledged as collateral in CDOs

•	Real estate loans pledged as collateral in CDOs

•	CDO notes payable

•	CDO related interest rate swaps

On January 1, 2008, all assets and liabilities for which the FVO was elected were marked to fair value with the adjustment recorded to beginning cumulative earnings as of the election date. For CMBS assets and interest rate swaps, the amounts accumulated in other comprehensive income (loss) as of January 1, 2008 were reclassified to beginning cumulative earnings (deficit). Additionally, as a result of electing the FVO for our CDO notes payable, the related unamortized deferred financing fees were charged against cumulative earnings (deficit) as of January 1, 2008.

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

•

CMBS investments are carried at fair value on a recurring basis—The fair value of CMBS investments is determined primarily by its internal valuation models which the Company compares to non-binding dealer quotes. In its internal valuation models, management employs a discounted cash flow model approach which utilizes prepayment and loss assumptions based upon historical experience, economic factors and forecasts and the characteristics of the underlying cash flows. Management determines the applicable discount rates based on current credit spreads as reflected in information provided by issuers of the securities, comparable deals purchased or traded in the marketplace, if available, the CMBX indices and other derivative trading markets, rates of return required by other real estate debt and equity investment vehicles and market interest rates, among other factors. The discount rates employed also consider the vintage and credit ratings of the bonds being valued. The Company has classified all CMBS investments as Level 3 assets as there are limited observable inputs and transactions related to these investments in the current market.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

•

Real estate loans—The Company uses discounted cash flow models employing discount rates that are based on management’s best estimate of market participant assumptions either to validate the quotes or estimated value in situations where lender quotes are not received. Projected real estate loan cash flows incorporate management estimates of nonrecoverable principal and interest as well as loan maturity date extensions in certain situations. The Company also considers quotes from the lenders on repurchase agreements that are used as an input to the fair value of our real estate loans to the extent that such values are generally consistent with other market participant inputs received. The Company has classified all real estate loans as Level 3 assets as there are limited observable inputs and transactions related to these types of investments in the current market.

•

CDO notes payable—The fair value of the CDO notes payable is determined by our internal valuation models, which the Company compares to non-binding indicative quotes from third party broker/dealers familiar with the securities. The Company classifies all CDO notes payable as Level 3 liabilities, as there are limited observable inputs and transactions related to these notes payable.

•

Interest rate swap agreements—The fair value of interest rate swap agreements is determined using market observable inputs such as a market based yield curve and other factors determined by management, such as the credit valuation adjustment related to our credit risk and the counterparty credit risk. As of January 1, 2009, the Company began classifying all interest rate swap agreements as Level 2 assets or liabilities due to significant trading activity in this market and the insignificance of the credit valuation adjustment relative to the fair value of our interest rate swaps as of March 31, 2009.

Assets and liabilities carried at fair value on a recurring basis

The following table sets forth assets and liabilities carried at fair value on a recurring basis on the balance sheet as of December 31, 2009. Assets and liabilities have been grouped in their entirety based on the lowest level of input that is significant to the fair value measurement. All of our assets and liabilities, except for interest rate swap agreements, are carried at fair value and have been designated as Level 3, in part, due to the lack of observable market data. In considering whether observable market data existed, we considered whether the markets for our assets and liabilities were illiquid. In general, we consider a market to be illiquid primarily due to the significant decrease in new issue commercial real estate loans, CMBS and CDO commercial real estate securitization volume and limited secondary market trading on previous issues.

	Fair Value Measurement as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
CMBS, at fair value:
CMBS financed by CDOs, at fair value	$74,838	$—	$—	$74,838
CMBS not financed by CDOs, at fair value	11,173	—	—	11,173
Real estate loans, held for investment, at fair value	111,085	—	—	111,085

Total Assets	$197,096	$—	$—	$197,096

Liabilities:
CDO notes payable, at fair value	$117,233	$—	$—	$117,233
Interest rate swap agreements, at fair value, related to CDOs	38,277	—	38,277	—

Total Liabilities	$155,510	$—	$38,277	$117,233

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

The following tables present a summary of the changes in the fair values for the twelve months ended December 31, 2009 of Level 3 assets and liabilities carried at fair value as of December 31, 2009 and 2008:

	Level 3 Fair Value Measurements for the Twelve Months Ended December 31, 2009
			Gains/(Losses) Included in Income
	FVO Election (Yes/No)	Beginning Balance as of December 31, 2008	Unrealized	Realized	Transfer from Accumulated Other Comprehensive Income to Gains (Losses)	Total Gains (Losses)	Transfer to Accumulated Other Comprehensive Income From Gains (Losses)	Purchases, Sales, Repayments, Issuances, & Settlements, net	Premium/ Discount Amortization	Transfers (In)/ Out of Level 3	Ending Balance as of December 31, 2009	Gains/(Losses) Included in Earnings Related to Assets/ Liabilities
Financial Assets:
CMBS, at fair value:
CMBS, financed by CDOs, at fair value	Yes	$180,210	$(98,328)	$—	$—	$(98,328)	$—	$—	$(7,044)	$—	$74,838	$(98,328)
CMBS, not financed by CDOs, at fair value	No	42,432	(26,496)	—		(26,496)	—	—	(4,763)	—	11,173	(26,496)
Real estate loans, held for investment, at fair value	Yes	189,980	(73,361)	—	—	(73,361)	—	(5,534)		—	111,085	(73,361)

Total Assets		$412,622	$(198,185)	$—	$—	$(198,185)	$—	$(5,534)	$(11,807)	$—	$197,096	$(198,185)

Financial Liabilities:
CDO notes payable, at fair value, related to CDOs	Yes	$(211,695)	$75,549	$—	$—	$75,549	$—	$18,913	$—	$—	$(117,233)	$75,549
Interest rate swap agreements, at fair value, related to CDOs	Yes	(78,124)	15,984	—	—	15,984	—	—	—	62,140	—	15,984
Interest rate swap agreements, at fair value, not related to CDOs	No	(13,860)	13,860	(12,280)	—	1,580	—	12,280	—	—	—	1,580

Total Liabilities		$(303,679)	$105,393	$(12,280)	$—	$93,113	$—	$31,193	$—	$62,140	$(117,233)	$93,113

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

	Gains and Losses (Realized and Unrealized) Included In Earnings for the Twelve Months Ended December 31, 2009
	Loss on CMBS Financed by CDOs	Loss on CMBS Not Financed by CDOs	Loss on Real Estate Loans Held for Investment	Total Losses
Financial Assets:
Total gains (losses) included in earnings for the period	$(98,328)	$(26,496)	$(73,361)	(198,185)

Change in unrealized gains or losses related to financial assets still held at reporting date	$(98,328)	$(26,496)	$(73,361)	$(198,185)

	Gain on CDO Notes Payable	Gain on Interest Rate Swap Agreements Related to CDOs	Gain on Interest Rate Swap Agreements Not Related to CDOs	Total Gains
Financial Liabilities:
Total gains (losses) included in earnings for the period	$75,549	15,984	1,580	$93,113

Change in unrealized gains or losses related to financial liabilities still held at reporting date	$75,549	$15,984	$1,580	$93,113

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

	Level 3 Fair Value Measurements for the Year Ended December 31, 2008
			Gains/(Losses) Included in Income
	FVO Election (Yes/No)	Beginning Balance as of January 1, 2008	Unrealized	Realized	Transfer from Accumulated Other Comprehensive Income to Gains (Losses)	Total Gains (Losses)	Transfer to Accumulated Other Comprehensive Income From Gains (Losses)	Purchases, Sales, Repayments, Issuances, & Settlements, net	Premium/ Discount Amortization	Transfers In/ (Out) of Level 3	Ending Balance as of December 31, 2008	Gains/ (Losses) Included in Earnings Related to Assets/ Liabilities held at December 31, 2008
Assets:
CMBS, at fair value:
CMBS, financed by CDOs, at fair value	Yes	$562,056	$(379,804)	$—	$—	$(379,804)	$—	$—	$(2,042)	$—	$180,210	$(379,804)
CMBS, not financed by CDOs, at fair value	No	155,384	(108,560)	—	(54,457)	(163,017)	842	—	(5,234)	—	42,432	(163,017)
Real estate loans, held for investment, at fair value	Yes	265,423	(74,395)	—	—	(74,395)	—	(1,048)	—	—	189,980	(74,395)
Real estate loans, held for sale, at lower of cost or fair value	No	221,599	13,866	(92,541)	—	(78,675)	—	(139,886)	(3,038)	—	—	(78,675)

Total Assets		$1,204,462	$(548,893)	$(92,541)	$(54,457)	$(695,891)	$842	$(140,934)	$(10,314)	$—	$412,622	$(695,891)

Liabilities:
CDO notes payable, at fair value, related to CDOs	Yes	$(706,177)	$494,428			$494,428	$—	$54	$—	$—	$(211,695)	$494,428
Interest rate swap agreements, at fair value, related to CDOs	Yes	(21,741)	(56,383)			(56,383)	—	—	—	—	(78,124)	(56,383)
Interest rate swap agreements, at fair value, not related to CDOs	No	(11,139)	(2,721)	(6,885)		(9,606)	—	6,885	—	—	(13,860)	(9,606)

Total Liabilities		$(739,057)	$435,324	$(6,885)	$—	$428,439	$—	$6,939	$—	$—	$(303,679)	$428,439

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

	Gains and Losses (Realized and Unrealized) Included In Earnings for the Year Ended December 31, 2008
	Loss on CMBS Financed by CDO’s	Loss on CMBS Not Financed by CDOs	Loss on Real Estate Loans Held for Investment	Loss on Real Estate Loans Held for Sale	Total Losses
Total gains (losses) included in earnings for the period	$(379,804)	$(163,017)	$(74,395)	$(78,675)	(695,891)

Change in unrealized gains or losses related to financial assets still held at reporting date	$(379,804)	$(163,017)	$(74,395)	$(78,675)	$(695,891)

	Gain on CDO Notes Payable	Loss on CDO Related Interest Rate Swaps	Loss on Non-CDO Related Interest Rate Swaps	Total Gains
Total gains (losses) included in earnings for the period	$494,428	$(56,383)	$(9,606)	$428,439

Change in unrealized gains or losses related to financial liabilities still held at reporting date	$494,428	$(56,383)	$(9,606)	$428,439

6.    CMBS

The following is a summary of the Company’s CMBS investments as of December 31, 2009 and 2008:

		December 31, 2009 ($ in thousands)
Security Description	Face Amount	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
			Gains	Losses		Coupon	Yield(4)	Term (yrs)
CMBS not financed by CDOs(1)(3)	$423,599	$10,322	$851	$—	$11,173	5.2%	63.9%	5.9
CMBS financed by CDO I(2)	418,748	34,548	6,488	—	41,036	4.9%	40.0%	7.0
CMBS financed by CDO II(2)	863,941	30,231	3,571	—	33,802	5.2%	52.7%	7.8

	$1,706,288	$75,101	$10,910	$—	$86,011	5.1%	48.3%	7.2

		December 31, 2008 ($ in thousands)
Security Description	Face Amount	Amortized Cost	Gross Unrealized		Estimated Fair Value	Weighted Average
			Gains	Losses		Coupon	Yield(4)	Term (yrs)
CMBS not financed by CDOs(1)(3)	$449,732	$41,590	$842	$—	$42,432	5.2%	43.3%	7.5
CMBS financed by CDO I(2)	418,748	76,886	—	—	76,886	4.9%	30.6%	8.7
CMBS financed by CDO II(2)	888,874	102,271	1,053	—	103,324	5.2%	36.9%	8.4

	$1,757,354	$220,747	$1,895	$—	$222,642	5.1%	35.6%	8.3

(1)

CMBS not financed by CDOs are accounted for as available for sale securities and thereby subject to potential other than temporary impairment charges. Since the acquisitions of these CMBS securities, the amortized cost has been adjusted to reflect impairment charges recorded.

(2)

CMBS financed by CDOs are accounted for using the FVO and are not subject to other than temporary impairment charges as changes in fair value are recorded as a component of other gains (losses) in the consolidated statement of operations. During the twelve months ended December 31, 2009 and 2008, the Company recorded $96.0 million and $606.8 million, respectively, of reductions in the amortized cost basis of CMBS assets financed by CDOs.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

(3)

Includes CMBS investments financed via repurchase agreements which had a fair value of $10.9 million and $40.2 million, respectively, and total borrowings outstanding of $7.0 million and $16.1 million, respectively, at December 31, 2009 and 2008.

(4)	Yield is based on amortized cost.

The composition of other than temporary non-cash impairment charges for assets which the Company did not elect the FVO is as follows for the twelve months ended December 31, 2009 and 2008 (amounts in thousands):

	For the Twelve Months Ended December 31,
Reason for Impairment	2009	2008
Declines in cash flows(1)	$(22,681)	$(111,900)
Declines in fair value(2)	(3,815)	(51,117)

	$(26,496)	$(163,017)

(1)	Losses driven by declines in cash flows are related to declines in the projected net present value of future cash flows.
(2)	Losses driven by an other than temporary declines in fair value is due to widening of credit spreads for CMBS investments.

As a result of the write-down in value of our CMBS assets financed by CDOs due to adoption of the FVO and the write-down in value of our CMBS assets not financed by CDOs due to other than temporary impairment, the overall costs basis has been written down to reflect the decline in estimated fair value. Accordingly, the weighted average yields on CMBS assets have increased due to a reduction in the amortized cost basis.

As of December 31, 2009 and 2008, the mortgage loans in the underlying collateral pools for all CMBS were secured by properties of the types and in the geographies identified below:

	December 31,		Property Type(1)	December 31,
Location(1)	2009	2008		2009	2008
California	15.5%	15.4%	Office	32.8%	31.7%
New York	11.8%	11.9%	Retail	30.3%	30.7%
Texas	7.0%	6.5%	Residential(2)	15.6%	15.4%
Florida	5.8%	5.8%	Hospitality	7.1%	7.2%
Virginia	4.5%	4.6%	Industrial	5.4%	5.2%
Other(3)	54.6%	55.0%	Other(3)	8.0%	9.0%
Re-REMIC(4)	0.8%	0.8%	Re-REMIC(4)	0.8%	0.8%

Total	100.0%	100.0%	Total	100.0%	100.0%

(1)

Percentages are based on the unpaid principal balance of the underlying loans in our CMBS investments. Classifications are based on the National Council of Real Estate Investment Fiduciaries’ (“NCREIF”) standard categories.

(2)	Residential primarily consists of multi-family apartment buildings, mobile home parks, and student housing.
(3)	No other individual state or property type comprises more than 5.0% of the total as of December 31, 2009 and 2008, respectively.
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

During the twelve months ended December 31, 2009 and 2008, the Company made no new CMBS investments.

As of December 31, 2009 and 2008, the Company’s CMBS investments were financed by CDOs and repurchase agreements as follows. For the CMBS investments financed via repurchase agreements, total borrowings outstanding at December 31, 2009 and 2008 were $7.0 million and $16.1 million, respectively.

	As of December 31, 2009 ($ in thousands)
Financing Source	Face Amount	Amortized Cost	Fair Value	Unrealized Gain (Loss)
CDOs	$1,282,689	$64,779	$74,838	$10,059
Repurchase agreement(1)	378,375	10,179	10,927	748
Unlevered	45,224	143	246	103

	$1,706,288	$75,101	$86,011	$10,910

	As of December 31, 2008 ($ in thousands)
Financing Source	Face Amount	Amortized Cost	Fair Value	Unrealized Gain (Loss)
CDOs	$1,307,621	$179,157	$180,210	$1,053
Repurchase agreement	383,927	39,331	40,167	836
Unlevered	65,805	2,259	2,265	6

	$1,757,353	$220,747	$222,642	$1,895

(1)	On March 30, 2010, the Company sold certain non-CDO CMBS investments which served as collateral for our repurchase agreement with a face amount of $152.9 million for $5.5 million.

7.    REAL ESTATE LOANS

At December 31, 2009 and 2008, the Company’s real estate loans consisted of the following.

	As of December 31, 2009 ($ in thousands)
Description	Unpaid Principal Balance	Amortized Cost	Carrying Value(1)	Unrealized Gain/ (Loss)	Weighted Average Effective Interest Rate Based on Amortized Cost	Range of Maturity Dates(2)
Real estate loans, held for investment
First mortgage loan participations	$41,807	$41,807	$25,138	$(16,669)	5.4%	February 2011 - February 2012
Mezzanine loans	226,648	226,383	85,947	(140,436)	3.2%	November 2010 - June 2012

	$268,455	$268,190	$111,085	$(157,105)	3.5%

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

	As of December 31, 2008 ($ in thousands)
Description	Unpaid Principal Balance	Amortized Cost	Carrying Value(1)	Unrealized Gain/ (Loss)	Weighted Average Effective Interest Rate Based on Amortized Cost	Range of Maturity Dates(2)
Real estate loans, held for investment
First mortgage loan participations	$47,077	$47,077	$28,555	$(18,522)	4.1%	February 2009
Mezzanine loans	226,913	226,647	161,425	(65,222)	4.0%	May 2009 - November 2009

	$273,990	$273,724	$189,980	$(83,744)	4.0%

(1)	Carrying value based on fair value. See Note 5 for further details on determination of fair value of real estate loans.
(2)

Loans have extension options which could extend maturity dates to November 2010 to June 2012. On November 2, 2010, the Company received a discounted payoff of $7.0 million, including accrued interest, on a real estate loan with a face amount and fair value of $10.0 million and $5.6 million, respectively, at December 31, 2009.

As of December 31, 2009 and 2008, real estate loans were directly or indirectly secured by properties of the types and in the geographies identified below:

	December 31,		Property Type(1)	December 31,
Location(1)	2009	2008		2009	2008
New York	17.3%	17.9%	Hospitality	61.6%	60.4%
Hawaii	15.5%	15.0%	Office	22.9%	22.4%
California	13.9%	12.4%	Multi-use	10.0%	11.7%
Florida	7.7%	6.5%	Retail	5.5%	5.5%
Puerto Rico	6.5%	6.4%	Multifamily	0.0%	0.0%
Georgia	4.5%	5.4%	Healthcare	0.0%	0.0%
Texas	4.4%	7.6%
Other (2)	30.2%	28.8%

	100.0%	100.0%		100.0%	100.0%

(1)	Percentages are based on the unpaid principal balance of the underlying loans.
(2)	No other individual state comprises more than 4.0% of the total as of December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, the Company’s real estate loans were financed by CDO II.

During the twelve months ended December 31, 2009 and 2008, the Company made no investments in real estate loans.

During the twelve months ended December 31, 2009 and 2008, the Company received repayments of $5.5 million and $8.5 million, respectively, related to outstanding principal balances on certain real estate loans.

During the year ended December 31, 2008, the Company sold three real estate loans and transferred ownership rights of three other real estate loans through the termination of a repurchase agreement, all of which were previously classified as held for sale, with a face amount of $234.9 million and an unamortized cost basis of $232.4 million for $139.9 million. The Company recorded a $92.5 million realized loss in connection with the sales and transfers of these loans.

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

On December 4, 2008, the Company, JER Fund IV and CalPERS entered into an amendment to the US Debt Fund’s amended and restated limited partnership agreement (the “LPA”) with CalPERS, extending the US Debt Fund’s commitment period for an additional one year period, from December 11, 2008 to December 11, 2009. In addition, pursuant to the amendment, the US Debt Fund’s general partner is not required by the LPA to allocate new investment opportunities to the US Debt Fund. Finally, the amendment provides that commencing on December 11, 2008 through and including December 11, 2009, the management fee payable by CalPERS to the US Debt Fund’s general partner shall be calculated to (i) include CalPERS’ pro-rata share of the outstanding principal balance on the US Debt Fund’s revolving credit facility with WestLB AG New York Branch and (ii) exclude CalPERS’ pro-rata share of unrestricted cash and cash equivalents held by the US Debt Fund. Prior to the amendment, the US Debt Fund paid to the US Debt Fund’s general partner a base management fee equal to 1.5% on drawn capital and up to 20% of the aggregate profits earned and distributed by the US Debt Fund (after limited partners receive distributions equal to their initial investment and a specified preferred rate of return thereon). The Company and JER Fund IV divide the management and incentive fees on a 50%-50% basis. The Company recognized management fee income from the US Debt Fund of $1.1 million and $0.4 million during the twelve months ended December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, the Company made capital contributions of $4.8 million and $3.4 million, respectively, in the US Debt Fund, which is reflected in investments in unconsolidated joint ventures on the Company’s consolidated balance sheets. During the year ended December 31, 2009, the Company failed to fund $3.3 million of capital contributions called pursuant to the LPA resulting in the Company incurring $10 of interest and a 25% dilution of its capital balance. As a result of the Company’s US Debt Fund capital call funding defaults, effective January 1, 2010, the Company will no longer receive its share of such management fee until such funding default is cured.

During the twelve months ended December 31, 2009 and 2008, the Company recorded $(2.4) million and $(1.4) million of equity in earnings (losses) from the US Debt Fund, respectively.

The Company’s lack of available liquidity and financing make it unlikely that the Company will meet outstanding past due capital calls and, if applicable, future capital calls from the US Debt Fund. The failure by the Company to fund its portion of capital calls has adversely impacted its investment in and management fees earned from the US Debt Fund, and result in, among other items, assessment of interest on unfunded capital calls, withholding of distributions to satisfy the unfunded capital calls, elimination of management fees from the US Debt Fund and/or dilution of the Company’s current investment interests. Subsequent to December 31, 2009, the Company incurred $0.1 million of interest related to these unfunded capital calls and approximately $2.7 million of distributions were withheld related to its limited partnership interest in the US Debt Fund. As a result, the Company’s unfunded capital call balance is $0.7 million as of September 30, 2010.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

9.	NOTES PAYABLE, REPURCHASE AGREEMENTS, JUNIOR SUBORDINATED DEBENTURES AND NOTES AND NOTE PAYABLE

CDO Notes Payable

As of December 31, 2009 and 2008, the Company had the following CDO notes payable obligations:

		Collateral		CDO Notes Payable Issued as of December 31, 2009					CDO Notes Payable Issued as of December 31, 2008
Issuance	Issuance Date	Type	Face Amount	Type	Outstanding Balance	Fair Value	Weighted Average Interest Rate	Weighted Average Life Remaining (years)	Outstanding Balance	Fair Value	Weighted Average Interest Rate	Weighted Average Life Remaining (years)
CDO I	November 2005	CMBS	$418,748	Fixed	$147,078	$25,322	6.0%	18.8	$147,030	$34,162	6.0%	6.9
				Floating	118,208	7,604	0.6%	8.5	119,193	26,660	0.9%	6.4

Total CDO I			418,748		265,286	32,926	3.6%	14.2	266,223	60,822	3.7%	6.7

CDO II	October 2006	CMBS, mezzanine loans, first mortgage interests, Re-Remic securities	1,166,233	Fixed	49,405	—	5.8%	23.2	47,000	3,434	5.8%	10.2
				Floating	640,922	84,307	0.9%	14.5	661,303	147,439	1.1%	7.1

Total CDO II			1,166,233		690,327	84,307	1.2%	15.1	708,303	150,873	1.4%	7.3

Total			$1,584,981		$955,613	$117,233	1.9%	14.9	$974,526	$211,695	2.0%	7.1

CDO II has a replenishment collateral pool of up to $275.0 million that would allow reinvestment of proceeds from real estate loans that are paid off within five years from the closing of the transaction, subject to the replenishment collateral meeting certain criteria outlined in the CDO II indenture and satisfaction of certain other requirements. During the twelve months ended December 31, 2009 and 2008, the Company did not contribute any collateral interests to CDO II, and CDO II received $5.5 million and $0, respectively, of real estate loan repayments on CDO II real estate loan collateral. As of December 31, 2009, the replenishment pool balance was $6.8 million, which is reflected in restricted cash on our consolidated balance sheets.

The Company has accounted for the CDO I and CDO II transactions as financings due to certain permitted activities of CDO trusts that are not consistent with activities of a QSPE, such as having the ability to sell impaired investments and acquire replenishment investments with the proceeds at the discretion of the collateral administrator. Accordingly, the assets transferred to the respective CDO trusts are reflected in the Company’s balance sheets and notes issued to third parties are reflected as CDO notes payable in the accompanying consolidated financial statements.

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

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

As a result of ratings agency downgrades relating to its CMBS collateral, CDO II failed certain of its over-collateralization tests beginning in February 2009. Such failures have continued, and are expected to continue for the foreseeable future. As a result of the failure of these over-collateralization coverage tests (i) certain interest payments normally scheduled to be allocated to the holders of the junior notes payable and preferred shareholders of CDO II were redirected to the holders of the senior notes payable, and (ii) any available principal proceeds were redirected to the holders of the senior notes payable. Consequently, the Company will not receive any cash flow distributions on the junior notes payable and preferred share investments retained by it and/or its affiliates in CDO II until such time, if ever, the over-collateralization coverage tests are complied with. Even if the over-collateralization coverage tests are eventually complied with, our ability to obtain regular cash payments from the assets securing CDO II is dependent upon CDO II continuing to meet interest coverage and over-collateralization coverage tests. If the February through December 2009 over-collateralization coverage tests for CDO II had not failed, the Company would have received approximately $16.7 million in additional distributions during 2009. During 2008, the Company received $28.0 million of net cash distributions from CDO II.

CMBS downgrades generally do not affect the over-collateralization coverage test applicable to collateral in CDO I, unless such collateral is downgraded to “CC” or below. As of December 31, 2009, 19 CMBS bonds underlying CDO I were downgraded to “CC” or lower, causing certain cash payments from such downgraded CMBS bonds normally scheduled to be allocated to the Company as the holder of the junior notes payable and preferred shares of CDO I to be redirected to the holders of the senior notes payable of CDO I. These bond downgrades, combined with declining cash flows from the CMBS underlying CDO I, reduced the cash flow available to the Company on its retained CDO I preferred shares and we have not received payments from CDO I since July 2009. For the twelve months ended December 31, 2009, the Company received $1.1 million from its retained interests in CDO I, compared with $3.0 million for the twelve months ending December 31, 2008.

The redirection of such cash flow is not expected to impact the GAAP or tax treatment to us of the individual assets and liabilities related to the CDOs as the Company consolidates both CDOs on its balance sheet. While the Company believes its December 31, 2009 balance sheet reflects the fair value of the individual CDO related assets and liabilities, the Company believes the estimated economic value of its combined retained interest in the CDOs is less than the difference between the estimated fair values of the assets and liabilities, determined in accordance with GAAP. The Company estimates there is little, if any, economic value of its retained interests in the CDOs. The Company is no longer receiving distributions from its retained interests in CDO I and CDO II, and it does not expect to receive distributions from such CDOs for the foreseeable future, if at all.

In June 2010, an event of default occurred on CDO I due to the failure to pay interest on the Class B-1 notes and Class B-2 notes. This was due to the continuing decline in cash flow from CMBS held by CDO I and the redirection of cash flow from CMBS bonds downgraded below “CC” to the Class A notes. Following the event of default, the Trustee determined that potential proceeds from a sale and liquidation of CDO I collateral would not be sufficient to pay in full the sum of principal and accrued interest, all administrative expenses, the collateral administration fee, any termination payment related to the interest rate swap and the holders of 66 2/3% of the aggregate note balance of all the classes of notes then outstanding agree with such determination. As such, the collateral will be held until such time as the sale and liquidation of the underlying collateral can satisfy the required cash payments or 66 2/3% of the aggregate note balance of all the classes of notes then outstanding direct the sale and liquidation of the collateral. In either case, the Company does not expect to receive any proceeds from its retained interests in CDO I from such a liquidation.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

In September 2010, an event of default occurred on CDO II due to the failure to pay interest on the Class A notes and Class B notes. This was due primarily to the continuing declines in cash flow received from CMBS held by CDO II. As a result of this default, the Trustee will be required to determine if potential proceeds from a sale and liquidation of CDO II collateral would be sufficient to pay in full the sum of principal and accrued interest, all administrative expenses, the collateral administration fee, any termination payment related to the interest rate swap and the holders of 66 2/3% of the aggregate note balance of all the classes of notes then outstanding agree with such determination. If not, the collateral will be held until such time as the sale and liquidation of the underlying collateral can satisfy the required cash payments or 66 2/3% of the aggregate note balance of all the classes of notes then outstanding direct the sale and liquidation of the collateral. In either case, the Company does not expect to receive any proceeds from its retained interests in CDO II from such a liquidation.

In October 2010, the Company’s counterparty terminated its interest rate swap related to the Company’s CDO I financing. In accordance with the ISDA master agreement, October 15, 2010 was designated as the Early Termination Date at which time the termination value under the agreement, including accrued interest, was $18.6 million.

With respect to CDO II, the Company has been appointed as its advancing agent. In this capacity, the Company may be required to make interest advances to CDO II in the event that the sum of interest proceeds and principal proceeds collected during the related due period are insufficient to remit the interest that is due and payable to the Class A Notes and Class B Notes in accordance with the priority of payments of CDO II (the amount of such insufficiency, an “Interest Shortfall”). The Company will be entitled to recover any previously unreimbursed interest advances made by it, together with interest thereon, first, from interest proceeds and second if applicable, from principal proceeds, senior to any payments of interest or principal to the noteholders and senior to any payments of fees, expenses or hedge payments of CDO II, only to the extent that such recovery would not trigger an additional Interest Shortfall to the Class A Notes or Class B Notes. In the event that the Company determines that such interest advances are nonrecoverable interest advances, the Company would be entitled to recovery of any previously unreimbursed interest advances made by it, together with interest thereon, without regards to whether such recovery would trigger additional Interest Shortfalls. As of December 31, 2009 and 2008, the Company has not advanced funds to CDO II for any interest shortfalls in its capacity as advancing agent.

Repurchase Agreement

In August 2007 and as subsequently amended in September 2007, March 2008, September 2008, December 2008, December 2009, January 2010 and February 2010, the Company and a wholly owned subsidiary, respectively, entered into a repurchase agreement with a subsidiary of JPMorgan Chase & Co. (the “JPMorgan Facility”). This repurchase agreement provides financing to be secured by rated and unrated CMBS. The February 2010 amendment modified certain financial covenants applicable to us under the JPMorgan Facility and extended the term of the facility to March 22, 2010. We also agreed to make principal payments of $2.8 million in December 2008, $2.0 million in February 2009, and monthly principal payments of $0.8 million commencing in March 2009 through December 2009. Subsequent to December 2009 through the maturity in March 2010, the Company agreed to apply all cash received on collateral for the JPMorgan Facility to reduce the outstanding balance.

During the twelve months ended December 31, 2009, such principal repayments totaled $9.1 million. This repurchase agreement is fully recourse to the Company and has covenants related to (i) minimum tangible net

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

worth, (ii) maximum leverage, (iii) minimum liquidity and (iv)the incurrence of additional recourse debt, among other covenants. The JPMorgan Facility also has a material adverse change clause pursuant to which JPMorgan can demand immediate repayment of our debt if they deem a material adverse change to have occurred. As of December 31, 2009, $7.0 million was outstanding under the facility at a weighted average borrowing rate of 2.9%, and CMBS investments with an estimated fair value of $10.9 million were pledged as collateral.

On March 30, 2010, the Company sold certain non-CDO CMBS investments which served as collateral for our repurchase agreement with a face amount of $152.9 million for $5.5 million. Proceeds from the sale were primarily used to repay in full the remaining outstanding balances under our repurchase agreement, which is no longer in effect.

Junior Subordinated Debentures and Notes

In April 2007, the Company issued $60.0 million of trust preferred securities (“TRUPs”) through its unconsolidated subsidiary, JERIT TS Statutory Trust I (“the Trust”), in a private transaction exempt from registration under the Securities Act of 1933, as amended. Concurrently, the Company issued $61.9 million in junior subordinated debentures to the Trust and made a $1.9 million common equity investment in the Trust. The TRUPs had a 30-year term ending April 2037, were redeemable at par on or after April 30, 2012 and paid distributions at a fixed rate of 7.2%, excluding amortization of fees and expenses, for the first five years ending April 2012, and, thereafter, at a floating rate of three month LIBOR plus 225 basis points, excluding amortization of fees and expenses. The assets of the Trust consisted solely of the $61.9 million of junior subordinated debentures concurrently issued by us, with terms that mirror the TRUPs. The Company incurred $1.0 million of debt issuance costs, which were deferred and are amortized on an effective yield basis over the life of the TRUPs. Unamortized debt issuance costs of $0.9 million and $1.0 million, respectively, are included as a component of deferred financing fees on the consolidated balance sheet at December 31, 2009 and 2008, respectively.

On May 29, 2009, the Company entered into (i) an agreement with two holders of its TRUPs of the Company with an aggregate liquidation amount of $56.3 million to exchange such TRUPs for $70.3 million aggregate principal amount of junior subordinated notes due 2037 (the “Junior Subordinated Notes”) issued by the Company, (ii) a letter agreement with one such holder, providing for the issuance of 307,203 unregistered shares of the Company’s common stock and certain cash payments to that holder in connection with the exchange described above, (iii) an agreement with the other such holder, providing for certain cash payments to that holder in connection with the exchange described above, (iv) an agreement with a third holder of TRUPs with an aggregate liquidation amount of $3.7 million to exchange such TRUPs for 541,906 unregistered shares of the Company’s common stock and certain cash payments, and (v) a registration rights agreement with those holders receiving shares of the Company’s common stock in the exchanges described above providing for certain piggyback registration rights with respect to such shares.

The Company accounted for the agreement to exchange $56.3 million of TRUPs as a modification and did not recognize a gain for that exchange and accounted for the agreement to exchange the remaining $3.7 million of TRUPs as a termination and recorded a gain of $3.2 million, or $0.62 per diluted common share, for that exchange during the twelve months ended December 31, 2009. Costs incurred to exchange and cancel the TRUPs were expensed.

All $60.0 million of TRUPs and accrued distributions due thereon were cancelled or satisfied as of December 31, 2009 in conjunction with these exchanges. The Company has made aggregate cash payments of $0.8 million, issued 849,109 shares of restricted stock and $70.3 million of Junior Subordinated Notes during

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

2009 to satisfy its obligations on the TRUPs in connection with the exchanges described above and the satisfaction of its distribution obligations.

In connection with the exchange and cancellation agreement, the Company cancelled $1.9 million of common securities of the Trust issued pursuant to the amended and restated trust agreement dated April 9, 2007. As of December 31, 2009, no common securities of the Trust remained outstanding.

The Company’s interest in the Trust was accounted for using the equity method and the assets and liabilities were not consolidated into the Company’s financial statements due to the Company’s determination that the Trust was a variable interest entity and that we were not the primary beneficiary of the entity. Interest on the junior subordinated debentures and Junior Subordinated Notes, net of interest income on the Company’s common equity interest in the Trust, is included in interest expense on its consolidated income statements and the junior subordinated debentures and notes are presented as a liability on its consolidated balance sheet.

The newly issued Junior Subordinated Notes accrue interest at a rate of 0.5% annually through April 29, 2012 or such earlier date as the Company elects (the “Modification Period”). If the Modification Period ends earlier than April 29, 2012, the Company is obligated to pay interest at a fixed rate of 7.2% annually from such date through April 29, 2012. Thereafter, the Company is obligated to pay interest at a variable rate equal to LIBOR plus 2.25% annually. During the Modification Period, the Company is subject to certain restrictions, including limitations on its ability to pay dividends on shares of its common stock, provided, however, that the Company shall be permitted to pay dividends to the extent necessary to satisfy REIT dividend requirements. The Indenture contains customary events of default, including those relating to nonpayment of principal or interest when due, and defaults based on events of bankruptcy and insolvency.

On February 1, 2010, the Company failed to make an interest payment of $0.1 million on the Junior Subordinated Notes and did not cure such default within the permitted grace period. During the continuance of an event of default, the Trustee or holders of not less than 25% aggregate principal amount of the Junior Subordinated Notes have the right to accelerate our obligation to pay the principal amount and accrued interest on the Junior Subordinated Notes. The Company has not received notice from the Trustee or the holders of the Junior Subordinated Notes accelerating such obligations. Upon an acceleration of payments, the Company would become obligated to pay $70.4 million to the holders of the Junior Subordinated Notes. The Company does not expect that it would have sufficient liquid assets available to pay its obligations under the Junior Subordinated Notes if such obligations were to be accelerated.

Note Payable

On March 3, 2009, the Company entered into an agreement with its counterparty to terminate and replace four interest rate swaps which had a $245.1 million ending notional amount and a $21.2 million fair value liability, net of a $17.9 million credit valuation adjustment, as of December 31, 2008, in exchange for a new seven-year pay-fixed receive-fixed interest rate swap (the “NAB Note Payable”). Under such agreement, the Company agreed to pay a fixed monthly amount of approximately $0.4 million through February 2016. The Company initially recorded this agreement at fair value and have classified it as a note payable on the date of the transaction as the new agreement no longer meets the definition of a derivative. The Company did not elect the fair value option for the NAB Note Payable.

On July 14, 2009, October 7, 2009 and December 7, 2009, the Company amended the agreement with our counterparty thereby reducing the July 2009 through January 2010 monthly payments due under the NAB Note

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

Payable from approximately $0.4 million to $75 and resulting in an aggregate deferral in payments of approximately $2.6 million during such seven month period. In addition, the Amendment provides that commencing in February 2010, through and including September 2010, our monthly payments under the NAB Note Payable shall be increased from approximately $0.5 million to approximately $0.7 million, thereby providing for the repayment of the deferred amount over the eight month period following January 2010.

On January 4, 2010, the Company failed to make a payment of $0.1 million, on which it received notice from its counterparty on January 5, 2010. Upon the occurrence of the event of default, the counterparty has the right to designate an Early Termination Date (as defined in the Swap Agreement) following notice to the Company. Upon an Early Termination Date, we would become obligated to pay the counterparty (i) the $0.1 million originally due on January 4, 2010 plus interest on such amount to the Early Termination Date, and (ii) either the market value of a swap agreement providing the counterparty with the economic equivalent of the remaining payments due by us or, if such value is not determinable, the value of the counterparty’s loss as determined by the counterparty. On April 13, 2010, the Company was notified by the counterparty that it had designated April 19, 2010 as the Early Termination Date at which time the termination value under the agreement, including accrued interest, was $29.0 million. Although the Company’s obligations under the NAB Note Payable have not yet been accelerated, it would not have sufficient liquid assets available to pay its obligations if such obligations were to be accelerated.

General

As a result of our defaults under the Junior Subordinated Notes and the NAB Note Payable, the Company’s lenders may accelerate the maturity of such debt, requiring it to immediately repay all outstanding principal. If the Company is unable to make such payments, its lenders could force it to sell assets or force it into bankruptcy. Any of these events would likely have a material adverse effect on the price of the Company’s common stock and the Company’s ability to continue as a going concern. To date, the Company has not been notified of any principal accelerations or other remedies noted above.

10.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company presents certain of its financial instruments at estimated fair value in the accompanying consolidated financial statements by applying the fair value principles discussed in Note 5. The following table presents the carrying value and estimated fair value of the Company’s remaining financial assets and liabilities as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$668	$668	$8,357	$8,357
Restricted cash	6,874	6,874	1,149	1,149
Investments in unconsolidated joint ventures	65	65	843	843
Repurchase agreements	6,966	6,966	16,108	16,108
Notes payable	10,837	2,000	500	500
Junior subordinated debentures and notes	59,028	250	61,860	15,000

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

11.    DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents the Company’s pay-fixed interest rate swaps as of December 31, 2009 and 2008, respectively. All swaps are recorded as liabilities in interest rate swap agreements related to CDOs, at fair value, on the consolidated balance sheets as of December 31, 2009 and 2008.

Trade Date	Effective Date	Termination Date	Initial Notional Balance	Notional Balance at December 31,		Ending Notional Balance	Fair Value at December 31,		Pay-Fixed Interest Rate	Asset/ Liability at December 31, 2009	Location on the Balance Sheet at December 31, 2009
				2009	2008		2009(3)	2008
October 2005	November 2005(1)	June 2015	$109,977	$109,977	$109,977	$5,697	$(10,868)	$(17,545)	4.9%	Liability	Interest rate swap agreements related to CDOs, at fair value
September 2006	October 2006(2)	August 2016	386,324	266,206	303,126	219,929	(27,409)	(49,551)	5.1%	Liability	Interest rate swap agreements related to CDOs, at fair value
September 2006	October 2009	August 2016(6)	—	—	—	—	—	(3,536)	5.2%	n/a	n/a
February 2007	October 2007	October 2014(6)	—	—	83,198	—	—	(7,490)	5.1%	n/a	n/a
January 2007	November 2007	December 2016(4)(6)	100,000	—	40,000	—	—	(6,209)	5.3%	n/a	n/a
February 2007	November 2007	February 2017(5)	26,000	—	19,500	—	—	(3,714)	5.1%	n/a	n/a
March 2007	November 2007	January 2017(6)	40,000	—	40,000	—	—	(3,939)	5.0%	n/a	n/a

			$662,301	$376,183	$595,801	$225,626	$(38,277)	$(91,984)

(1)

Swap related to our CDO I financing and is reflected at fair value with the change in value recorded in unrealized gain, net, on CDO related liabilities on the consolidated statement of operations. In October 2010, the counterparty terminated this interest rate swap related to the Company’s CDO I financing. In accordance with the ISDA master agreement, October 15, 2010 was designated as the Early Termination Date at which time the amount payable under the agreement, including accrued interest, was $18.6 million.

(2)	Swap related to our CDO II financing and is reflected at fair value with the change in value recorded in unrealized gain, net, on CDO related liabilities on the consolidated statement of operations.
(3)

The settlement amount of our interest rate swap liabilities was $(38.3) million as of December 31, 2009. This liability is partially offset by a $32 credit valuation adjustment as of December 31, 2009 due to the requirement to incorporate a credit valuation allowance for our CDOs and our counterparty’s credit rating to arrive at fair value.

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

(6)

On February 27, 2009, we agreed to terminate these interest rate swaps and replace them with a new seven-year pay-fixed receive-fixed interest rate swap agreement which we reflected as a note payable on our consolidated balance sheets. See Note 9 for further information.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

The following table is a summary of gains (losses) during the twelve months ended December 31, 2009 related to the Company’s interest rate swap agreements:

	Notional Balance at December 31, 2009	Amount of Gain (Loss) for the Twelve Months Ended December 31, 2009	Amount of Gain (Loss) from Changes in Fair Value Recognized in Other Comprehensive Income (Loss) at December 31, 2009	Amount of Gain (Loss) from Changes in Fair Value Reclassified from Other Comprehensive Income (Loss) for the Twelve Months Ended December 31, 2009	Location of Gain (Loss) on Consolidated Statement of Operations	Derivatives at December 31, 2009 Designated as Hedging Instrument?
CDO I	$109,977	$1,125	$—	$—	Unrealized gain, net, on CDO related liabilities	No
CDO II	266,206	6,785	—	—	Unrealized gain, net, on CDO related liabilities	No
Terminated	—	23,104	—	—	Unrealized gain, net, on CDO related liabilities	n/a

	$376,183	$31,014	$—	$—

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

Risk Management Objectives of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the amount of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments, principally related to the Company’s investments and borrowings. The Company’s objectives in using interest rate derivatives are to add stability to interest income/expense and to limit its cash flow exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2009, the Company does not have contingent features on its existing interest rate swaps agreements.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

Interest Rate Swap Activity in Accumulated Other Comprehensive Income (Loss)

As of December 31, 2009, the following amounts were included in accumulated other comprehensive (income) loss:

	Net Balance at December 31, 2008	Amortization for the Twelve Months Ended December 31, 2009(1)	Net Balance at December 31, 2009	Amount to Be Amortized Over the Next 12 Months
Swap termination gain related to CDO I	$417	$(54)	$363	$(57)
Swap termination loss related to CDO II	(4,924)	594	(4,330)	630
Unrealized loss on CDO related swaps at December 31, 2007 related to SFAS No. 159 adoption	(19,410)	2,420	(16,990)	2,532

	$(23,917)	$2,960	$(20,957)	$3,105

(1)

Amortizations of swap termination gains (losses) and amortization of unrealized loss on CDO-related swaps is included as a component of loss on interest rate swaps on the consolidated statement of operations.

12.    DIFFERENCES BETWEEN GAAP NET INCOME (LOSS) AND TAXABLE INCOME (LOSS)

The differences between GAAP net income (loss) and taxable income (loss) are generally attributable to differing treatment, including timing related thereto, of unrealized/realized gains and losses associated with certain assets, the basis, income, impairment, and/or credit loss recognition related to certain assets, primarily CMBS, accounting for derivative instruments, accounting for lease income on net leased real estate assets, investments in unconsolidated joint ventures and amortization of various costs. The distinction between GAAP net income (loss) and taxable income (loss) is important to the Company’s stockholders because dividends or distributions, if any, are declared and paid on the basis of annual estimates of taxable income (loss). The Company generally does not pay federal income taxes on taxable income that it distributes on a current basis, provided that it satisfies the requirements for qualification as a REIT under to the Internal Revenue Code. The Company calculates its taxable income (loss) as if it were a regular domestic corporation. This taxable income (loss) level determines the amount of dividends, if any, the Company is required to distribute over time in order to reduce or eliminate its tax liability pursuant to REIT requirements.

Income on CMBS investments is computed for GAAP purposes based upon a yield, which assumes credit losses will occur. The yield to compute the Company’s taxable income does not assume there would be credit losses, as a loss can generally only be deducted for tax purposes when it is reasonably assured. Furthermore, due diligence expenses incurred related to the acquisition of CMBS and loan investments not originated are required to be expensed as incurred for GAAP purposes but are included as a component of the cost basis of the asset and amortized for tax purposes. CMBS impairment charges also create GAAP to tax differences as such charges are generally not deductible for tax purposes. In addition, due to electing the FVO for the Company’s CDO related financial assets and liabilities, the financial assets and liabilities are carried at fair value for GAAP purposes with the change in fair value reflected in the Company’s consolidated statement of operations as other gains (losses). Primarily as a result of these differences, the GAAP net loss was $76.8 million and the ordinary tax net loss was $14.5 million for the twelve months ended December 31, 2009. As of December 31, 2009, the estimated tax basis of the Company’s assets exceeded its GAAP basis by approximately $1.1 billion.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

13.    COMMON STOCK

In June 2004, the Company issued 33,500 shares to its Manager pursuant to its Nonqualified Option and Incentive Award Plan. In addition, as of December 31, 2009, the Company has granted an aggregate of 4,000 shares of restricted stock and an additional 2,805 deferred share units to its current and former independent directors, granted 13,700 shares of restricted stock to certain officers and employees of an affiliate of its Manager (although 5,525 of such shares have been forfeited to date) and 6,000 shares of restricted stock to its former President (although 4,200 of such shares have been forfeited to date), as further discussed in Note 15.

On December 16, 2008, the Company declared a dividend of $8.80 to be paid on January 30, 2009. Pursuant to the applicable prospectus supplement, shareholders had the option of electing either cash or stock with total cash payments by the Company not to exceed $2.3 million. As a result of shareholder elections, the Company paid shareholders $2.3 million and issued 2,397,891 shares of common stock on January 30, 2009.

On February 13, 2009, the Board of Directors approved the declaration of a 1-for-10 reverse stock split effective February 20, 2009. All share and per share amounts have been restated to reflect the impact of this 1-for-10 reverse stock split.

During the twelve months ended December 31, 2009, in connection with the exchange and cancellation of its TRUPs discussed in Note 9, the Company issued 849,109 unregistered shares of common stock.

14.    RELATED PARTY TRANSACTIONS

Fee Arrangements. The Company entered into a management agreement (the “Management Agreement”) with the Manager in June 2004 for an initial term of two years. After the initial term, the Management Agreement was renewed for additional one-year periods in June 2006 and June 2007 and will automatically be renewed each year for an additional one-year period unless the Company or the Manager terminates the Management Agreement. The Manager must be provided adequate notice of termination, as defined, according to the terms of the Management Agreement. Upon notice, a termination fee equal to four times the sum of the Manager’s base management fees plus incentive fees for the 12-month period preceding the date of termination would be paid. Any accrued compensation due to the Manager would also be paid.

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

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

Pursuant to the Management Agreement and subject to the supervision and direction of the Company’s Board of Directors, the Manager performs services for the Company including the purchase, financing, sale and management of real estate and other real estate-related assets, the day-to-day management of the Company and the performance of certain administrative duties. For performing these services, the Company is obligated to pay the Manager a monthly base management fee in arrears equal to 1/12 of the sum of (i) 2.0% of the first $400 million of the Company’s equity, (ii) 1.5% of equity in excess of $400 million and up to $800 million and (iii) 1.25% of equity in excess of $800 million. For purposes of calculating the base management fee, the Company’s equity equals the month-end value, computed in accordance with generally accepted accounting principles, of the Company’s stockholders’ equity, adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income. On July 20, 2009, October 7, 2009 and December 9, 2009, the Company and its Manager entered into amendments to the management agreement whereby the Company agreed, effective as of April 1, 2009, that during the months of April 2009 through January 2010, (i) it was not required to make any payments of base management fees and/or incentive fees otherwise due and payable under the Management Agreement in excess of $75 per month and (ii) any Fees accruing and otherwise payable under the Management Agreement in excess of $75 per month shall be deferred and due and payable to the Manager on such date after January 2010 as the Company and the Manager shall mutually agree in writing. Since December 2010, the Company has not made any payments to the Manager related to base management or incentive fees although it continues to accrue fees to the extent incurred. As of December 31, 2009, accrued but unpaid management fees were $2.4 million.

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

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

In connection with the formation of CDO II (See Note 9—CDO Notes Payable, Repurchase Agreements, Junior Subordinated Debentures and Notes, and Note Payable) in October 2006, a wholly owned subsidiary of the Company entered into a Collateral Administration Agreement with J.E. Robert Company (the “Collateral Administrator”), pursuant to which the Collateral Administrator has agreed to advise the wholly owned subsidiary of the Company on certain matters regarding the collateral interests and other eligible investments securing the notes payable issued by CDO II. The Collateral Administrator is eligible to receive two fees payable on a monthly basis, with the senior fee equal to 1/12 of 0.075% of the Monthly Asset Amount, as defined in the CDO II indenture, and the subordinate fee equal to 1/12 of 0.05% of the Monthly Asset Amount, as defined in the CDO II indenture, each fee payable with different priorities as set forth in the applicable indenture. These collateral administration fee schedules within the collateral administration agreement were approved by the members of the Company’s Board of Directors then considered to be independent pursuant to the rules of the NYSE. Since the February 2009 CDO II distribution date, J.E. Robert Company has not been entitled to receive the subordinate collateral administration fee, and is not entitled to receive such fee until certain CDO II over-collateralization coverage tests are complied with.

Historically, the US Debt Fund pays to the US Debt Fund’s general partner a base management fee equal to 1.5% on drawn capital and up to 20% of the aggregate profits earned and distributed by the US Debt Fund (after limited partners receive distributions equal to their initial investment and a specified preferred rate of return thereon). Through December 31, 2009, the Company and JER Fund IV divided the management and incentive fees on a 50%-50% basis. As a result of the amendment of the Limited Partnership Agreement more fully discussed in Note 8, commencing on December 11, 2008 through and including December 11, 2009, the management fee payable by CalPERS to the US Debt Fund’s general partner shall be calculated to (i) include CalPERS’ pro-rata share of the outstanding principal balance on the US Debt Fund’s revolving credit facility with WestLB AG New York Branch and (ii) exclude CalPERS’ pro-rata share of unrestricted cash and cash equivalents held by the US Debt Fund. Subsequent to December 11, 2009 and through and including December 31, 2009, the US Debt Fund will pay US Debt Fund’s general partner a base management fee equal to 1.5% on drawn capital and up to 20% of the aggregate profits earned and distributed by the US Debt Fund (after limited partners receive distributions equal to their initial investment and a specified preferred rate of return thereon). As a result of the Company’s US Debt Fund capital call funding defaults, effective January 1, 2010, the Company will no longer receive its share of such management fee until such funding default is cured.

The following table is a summary of related party revenues and expenses for the twelve months ended December 31, 2009, 2008 and 2007.

	For the Twelve Months Ended December 31,			Location on		Amounts Unpaid as of December 31,
	2009	2008	2007	Statement of Operations	Balance Sheet	2009	2008
Revenues
US Debt Fund management fee	$1,051	$434	$3	Fee income	Due from affiliate	$294	$145
Joint venture management fee	—	110	16	Fee income	Due from affiliate	—	12

Total revenues	$1,051	$544	$19			$294	$157

Expenses
Base management fees	$4,151	$6,725	$7,331	Management fees, affiliate	Due to affiliate	$2,443	$577
Incentive fees	—	—	826	Incentive fees, affiliate	Due to affiliate	—	—
Overhead reimbursement	532	534	514	General and administrative	Due to affiliate	—	87
CDO II collateral administration fees	880	1,497	1,436	General and administrative	Accounts payable and accrued expenses	8	25

Total expenses	$5,563	$8,756	$10,107			$2,451	$689

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

Real Estate Loan Investments: The following table presents a summary of real estate loans which the Company has invested where an affiliate of the Manager held a controlling equity interest in the borrower.

			At Investment		Balance as of December 31, 2009
Year of Investment	Type of Loan(s)	Loan Type	Unpaid Principal Balance	Cost Basis	Unpaid Principal Balance	Amortized Cost	Fair Value
2007	Mezzanine loans	Hospitality	$50,000	$49,375	$37,092	$36,854	$2,590
2006	Mezzanine loans	Hospitality	65,000	65,000	44,213	44,213	19,350

	Total		$115,000	$114,375	$81,305	$81,067	$21,940

During the twelve months ended December 31, 2009, the Company received $0.3 million of principal repayments on real estate loans that the Company has invested where an affiliate of the Manager held a controlling equity interest in the borrower.

Special Servicing: Each CMBS securitization requires that a special servicer be appointed by the purchaser controlling the most subordinated non-investment grade class of securities. Because the Manager does not have special servicer status, it has appointed J.E. Robert Company as the special servicer when the Company has acquired a controlling interest in the most subordinated non-investment grade class of a CMBS securitization. J.E. Robert Company received $9.1 million, $4.2 million and $6.7 million in fees as special servicer during the twelve months ended December 31, 2009, 2008 and 2007, respectively. J.E. Robert Company is also entitled to receive additional fees in the future based on the collections received against loans that were managed in special servicing and subsequently returned to the master servicer. All fees due to J.E. Robert Company as special servicer are paid either by the applicable securitization vehicles or the borrower and not directly by the Company and such fees are consistent with traditional, well established market standards and are set as part of the arms-length negotiations to acquire such CMBS bonds from the issuer. However, because the Company generally owns the first loss position in these same CMBS issuances, payment of special servicing fees to J.E. Robert Company may reduce the amounts available to pay the Company pursuant to the terms of the applicable CMBS trusts.

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

In accordance with the Plan, a total of 34,500 shares of Common Stock were issued to the Manager and the independent directors in 2004. As consideration for the Manager’s role in raising capital for the Company, the Manager was granted an award of 33,500 shares of stock upon the closing of the 144A Offering. As discussed below under “Registration Rights Agreement,” one-half of the shares granted to the Manager are subject to a risk of forfeiture. Additionally, each independent director was granted 200 shares of restricted stock upon the date of the first board meeting of the Board of Directors attended by the independent director. Each independent director received an additional 200 shares of restricted stock annually pursuant to the Plan up until May 2007, when such

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

restricted share grants were discontinued. One-half of the shares granted to the independent directors vested immediately and the remaining one-half vested one year from the date of grant, subject to the grantee’s continued service as a member of the Board of Directors of the Company. As of December 31, 2009, 4,000 shares of restricted stock had been granted to the two current and four former independent directors, all of which are fully vested.

In accordance with the Plan, in May 2006, our former President and a former employee of an affiliate of the Manager, was awarded 6,000 restricted shares of common stock and the options to purchase 15,000 shares of the Company’s common stock subject to vesting over five years. 50% of these shares and options vest ratably over five years, subject to continued employment with affiliates of our Manager. The remaining 50% of these shares and options vest subject to continued employment with affiliates of our Manager and graded vesting commencing in June 2009 based on achievement of certain market or performance conditions. The options expire ten years from the grant date. In 2009, our former President forfeited 4,200 restricted shares and the options to purchase 15,000 shares of the Company’s common stock upon the resignation of his employment with the Manager.

In April 2007, certain officers of the Company and employees of an affiliate of the Manager were awarded 12,450 restricted shares of common stock subject, in each case, to vesting over three years. 50% of these shares vest ratably over three years, subject to continued employment with affiliates of our Manager. The remaining 50% of these shares vest subject to continued employment with affiliates of our Manager and graded vesting over a three year period commencing in March 2008 based on achievement of certain market conditions. As of December 31, 2009, 5,525 of these restricted shares had been forfeited. In addition, we expect that an additional 2,250 shares will be forfeited as it is unlikely we will achieve the market conditions necessary for vesting. In July 2007, 1,250 restricted shares were awarded to an employee of an affiliate of the Manager. These shares vest ratable over an approximately three year period beginning in April 2008, subject to continued employment with an affiliate of the Manager. In May and June 2008, the Company issued 2,805 deferred share units to its two current and three former independent directors as part of their regular annual awards program.

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

In accordance with the Amended Plans, on the first business day after the annual stockholders’ meeting of the Company, and on the first business day after each such annual meeting of the Company thereafter during the term of the Amended Plans, each person who is a non-officer director at the time of such meeting may be granted such amount of shares of restricted stock or restricted stock units as determined by the Committee prior to the applicable annual stockholders’ meeting. One-half of the shares or share units subject to each non officer director award will not be subject to a risk of forfeiture on the date of grant, and the other one-half of the shares or share units will be subject to a risk of forfeiture for one year from the date of grant. In addition, the non officer director will not be able to sell, assign, transfer, pledge, hypothecate or otherwise dispose of any of the shares or share units subject to each non officer director award for one year from the date of grant. With respect to grants of restricted share units, units will be payable to each non officer director in shares within such time period following separation from service with the Company as a non officer director as determined by the committee prior to the applicable annual shareholders’ meeting.

A reconciliation of unvested restricted stock awards to directors and employees of an affiliate of the Manager at December 31, 2009 is as follows:

	Restricted Stock Units to Directors	Restricted Stock Awards to Non-Employees	Stock Options to Non-Employees
Unvested awards at December 31, 2008	1,402	15,758	15,000
Granted	—	—	—
Vested	(1,402)	(2,917)	—
Forfeiture	—	(9,425)	(15,000)

Unvested awards at December 31, 2009	—	3,416	—

Awards granted to directors are measured at their grant date fair value. Compensation expense related to the immediately vesting shares is recognized on the grant date and the remaining compensation expense is recognized on the straight line basis over the one year vesting period.

The awards to the Manager, and employees of affiliates of the Manager are considered non-employee awards. Since no performance commitment existed at the grant date for any of the awards, compensation expense

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

related to these non-employee awards is initially measured at fair value at the grant date, remeasured at subsequent dates to the extent the awards are unvested, and amortized into expense over the requisite service period on a straight-line basis for awards with service conditions only. Awards with a graded vesting schedule that contain performance or market conditions are treated as in-substance separate awards and the fair value, as remeasured at each reporting date to the extent the awards are unvested, is amortized to expense over the requisite service period on a straight-line basis for each vesting tranche. For the twelve months ended December 31, 2009, 2008 and 2007, share-based compensation expense was $17, $0.2 million and $0.4 million, respectively.

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

16.    SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table represents unaudited supplemental quarterly financial information for the years ended December 31, 2009 and 2008. All share and per share amounts have been restated to reflect the impact of the 1-for-10 reverse stock split effected on February 20, 2009.

	Quarters ending
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$20,364	$15,910	$13,575	$12,471
Expenses	10,486	10,150	9,009	8,247
Other income (loss)	(28,212)	(14,467)	(38,803)	(19,785)

Net income (loss)	$(18,334)	$(8,707)	$(34,237)	$(15,561)

Earnings (loss) per share:
Basic	$(4.36)	$(1.67)	$(5.88)	$(2.66)

Diluted	$(4.36)	$(1.67)	$(5.88)	$(2.66)

	Quarters ending
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$31,790	$32,550	$27,863	$15,914
Expenses	19,222	17,593	15,891	14,045
Other income (loss)	(79,417)	14,033	(46,822)	(183,311)

Net income (loss)	$(66,849)	$28,990	$(34,850)	$(181,442)

Earnings (loss) per share:
Basic	$(26.00)	$11.26	$(13.53)	$(70.48)

Diluted	$(26.00)	$11.26	$(13.53)	$(70.48)

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

17.    SUBSEQUENT EVENTS

Investments

Subsequent to December 31, 2009, the US Debt Fund made $61.0 million in distributions to its partners, of which the Company’s share was $2.8 million, of which $2.7 million was applied against the unfunded limited partner capital calls of $3.3 million and $0.1 million was distributed related to the Company’s general partner interest in the fund.

Subsequent to December 31, 2009, the Company received $1.7 million in principal repayments from certain real estate loan investments. Such repayments were from real estate loans that serve as collateral for CDO II and did not increase the Company’s unrestricted cash balance.

On November 2, 2010, the Company received a discounted payoff of $7.0 million, including accrued interest, on a real estate loan with a face amount and fair value of $10.0 million and $5.6 million, respectively, at December 31, 2009. Such repayments were from a real estate loan that served as collateral for CDO II and did not increase the Company’s unrestricted cash balance.

Financing

On March 30, 2010, the Company sold certain CMBS investments which served as collateral for our repurchase agreement with a face amount and cost basis of $152.9 million and $5.9 million, respectively, for $5.5 million. Proceeds from the sale were used primarily to repay all outstanding principal under its repurchase agreement, which is no longer in effect.

In June 2010, an event of default occurred on CDO I due to the failure to pay interest on the Class B-1 notes and Class B-2 notes. This was due to the continuing decline in cash flow from CMBS held by CDO I and the redirection of cash flow from CMBS bonds downgraded below “CC” to the Class A notes. Following the event of default, the Trustee determined that potential proceeds from a sale and liquidation of CDO I collateral would not be sufficient to pay in full the sum of principal and accrued interest, all administrative expenses, the collateral administration fee, any termination payment related to the interest rate swap and the holders of 66 2/3% of the aggregate note balance of all the classes of notes then outstanding agree with such determination. As such, the collateral will be held until such time as the sale and liquidation of the underlying collateral can satisfy the required cash payments or 66 2/3% of the aggregate note balance of all the classes of notes then outstanding direct the sale and liquidation of the collateral. In either case, the Company does not expect to receive any proceeds from its retained interests in CDO I from such a liquidation.

In September 2010, there was an event of default on CDO II due to the failure to pay interest on the Class A notes and Class B notes. This was due primarily to the continuing declines in cash flow received from CMBS held by CDO II. As a result of this default, the Trustee will be required to determine if potential proceeds from a sale and liquidation of CDO II collateral would be sufficient to pay in full the sum of principal and accrued interest, all administrative expenses, the collateral administration fee, any termination payment related to the interest rate swap and the holders of 66 2/3% of the aggregate note balance of all the classes of notes then outstanding agree with such determination. If not, the collateral will be held until such time as the sale and liquidation of the underlying collateral can satisfy the required cash payments or 66 2/3% of the aggregate note balance of all the classes of notes then outstanding direct the sale and liquidation of the collateral. In either case, the Company does not expect to receive any proceeds from its retained interests in CDO II from such a liquidation.

JER INVESTORS TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except for share and per share data and as otherwise noted)

Interest Rate Swaps

In October 2010, the Company’s counterparty terminated the Company’s interest rate swap related to its CDO I financing. In accordance with the ISDA master agreement, October 15, 2010 was designated as the Early Termination Date at which time the termination value under the agreement, including accrued interest, was $18.6 million.

Other

On March 31, 2010, the Company filed a Form 15 with the SEC thereby ceasing to be an SEC reporting company.

On December 15, 2010, Daniel J. Altobello and Peter D. Linneman, the independent members of the Company’s Board of Directors, tendered their resignations effective December 31, 2010, and the Board appointed J. Michael McGillis, the Company’s Chief Financial Officer, Vice President and Treasurer, and Keith W. Belcher, the Company’s Executive Vice President, to the Company’s Board of Directors, effective December 31, 2010, to serve in their place until the Company’s next annual stockholder meeting, which is currently expected to be held in May 2011.

SCHEDULE IV

JER INVESTORS TRUST INC. AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE AND INTEREST EARNED ON MORTGAGES

December 31, 2009 (In thousands)

	Part 1—Mortgage loans on real estate at close of period				Part 2—Interest Earned on Mortgages
Loan/ Property Type/ Location	Prior Liens	Unpaid Principal	Amortized Cost	Carrying Value	Interest due and accrued at December 31, 2009	Interest income earned applicable to the period
Mezzanine loans outstanding at December 31, 2009:
Office—CA	$90,000	$10,000	$10,000	$5,605	$16	$251
Hospitality—TX, AL, TN, GA, NC, FL, LA, NV, CO, MS, VA	240,000	12,092	12,092	677	21	350
Hospitality—TX, AL, TN, GA, NC, FL, LA, NV, CO, MS, VA	280,000	25,000	24,761	1,913	59	977
Hospitality—SC, AL, TN, GA, NC, IL, IN, FL, VA, KY, LA, MS	250,538	24,563	24,563	10,390	62	1,023
Hospitality—SC, AL, TN, GA, NC, IL, IN, FL, VA, KY, LA, MS	289,838	19,650	19,650	8,960	69	1,118
Office—CA, NY, DC, TX	4,416,632	51,385	51,385	37,667	67	1,361
Hospitality—HI, CA, FL	1,294,009	45,887	45,887	18,399	76	1,273
Hospitality—CA, FL, NY, JM, AZ, PR	1,706,243	38,071	38,045	2,336	75	1,236
First mortgage loans outstanding at December 31, 2009:
Mixed use—NY	—	26,807	26,807	13,735	94	1,335
Retail—DE, NY, LA, MS	—	15,000	15,000	11,403	21	323
Interest income on loans sold or repaid in full during 2009						—
Amortization of discount and origination fees						—

TOTAL	$8,567,260	$268,455	$268,190	$111,085	$560	$9,247

Reconciliation of Carrying Amount of Loans

	2009	2008
Balance at the beginning of the year	$189,980	$496,333
Additions during period:
Unrealized gain (loss) on loans held for sale	—	13,866
Deductions during period:
Cost of mortgages sold	—	(135,444)
Collections of principal	(5,534)	(8,528)
Unrealized loss on loans held for investment	(73,361)	(74,395)
Realized loss on loans held for sale	—	(92,541)
Effect of fair value option election	—	(9,311)

Balance at the end of the year	$111,085	$189,980